Form 10-Q
period 2021-03-31
Customers Bancorp, Inc.
filed 2021-05-10
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On April 30, 2021, 32,266,264 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	72

Item 4.	Controls and Procedures	73

PART II

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

SIGNATURES		78

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CAA	The Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
Disbursement Business	One Account Student Checking and Refund Management Disbursement Services Business
ED	U.S. Department of Education
EPS	Earnings per share
ERISA	The Employee Retirement Income Security Act of 1974
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
GNMA	Government National Mortgage Association
Higher One	Higher One Holdings, Inc.
HTM	Held to maturity
Interest-only GNMA securities	Interest-only classes of Ginnie Mae guaranteed home equity conversation mortgage-backed securities
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated

PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
UCC	Uniform Commercial Code
U.S. GAAP	Accounting principles generally accepted in the United States of America

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$3,123	$78,090
Interest earning deposits	512,241	615,264
Cash and cash equivalents	515,364	693,354
Investment securities, at fair value	1,441,904	1,210,285
Loans held for sale (includes $1,205 and $5,509, respectively, at fair value)	46,106	79,086
Loans receivable, mortgage warehouse, at fair value	3,407,622	3,616,432
Loans receivable, PPP	5,178,089	4,561,365
Loans and leases receivable	7,536,489	7,575,368
Allowance for credit losses on loans and leases	(128,736)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,993,464	15,608,989
FHLB, Federal Reserve Bank, and other restricted stock	69,420	71,368
Accrued interest receivable	83,186	80,412
Bank premises and equipment, net	10,943	11,225
Bank-owned life insurance	281,923	280,067
Goodwill and other intangibles	3,911	3,969
Other assets	371,439	338,438
Assets of discontinued operations	—	62,055
Total assets	$18,817,660	$18,439,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$2,687,628	$2,356,998
Interest bearing	9,784,812	8,952,931
Total deposits	12,472,440	11,309,929
Federal funds purchased	365,000	250,000
FHLB advances	850,000	850,000
Other borrowings	124,138	124,037
Subordinated debt	181,464	181,394
FRB PPP liquidity facility	3,284,156	4,415,016
Accrued interest payable and other liabilities	351,741	152,082
Liabilities of discontinued operations	—	39,704
Total liabilities	17,628,939	17,322,162
Commitments and contingencies (NOTE 14)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 33,519,381 and 32,985,707 shares issued as of March 31, 2021 and December 31, 2020; 32,238,762 and 31,705,088 shares outstanding as of March 31, 2021 and December 31, 2020	33,519	32,986
Additional paid in capital	515,318	455,592
Retained earnings	438,802	438,581
Accumulated other comprehensive income (loss), net	5,391	(5,764)
Treasury stock, at cost (1,280,619 shares as of March 31, 2021 and December 31, 2020)	(21,780)	(21,780)
Total shareholders’ equity	1,188,721	1,117,086
Total liabilities and shareholders’ equity	$18,817,660	$18,439,248
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans and leases	$152,117	$116,080
Investment securities	7,979	4,977
Other	1,019	4,286
Total interest income	161,115	125,343
Interest expense:
Deposits	15,658	34,353
FHLB advances	5,192	5,390
Subordinated debt	2,689	2,689
FRB PPP liquidity facility, federal funds purchased and other borrowings	4,845	1,590
Total interest expense	28,384	44,022
Net interest income	132,731	81,321
Provision (benefit) for credit losses on loans and leases	(2,919)	31,786
Net interest income after provision (benefit) for credit losses on loans and leases	135,650	49,535
Non-interest income:
Interchange and card revenue	85	270
Deposit fees	863	551
Commercial lease income	5,205	4,268
Bank-owned life insurance	1,679	1,762
Mortgage warehouse transactional fees	4,247	1,952
Gain (loss) on sale of SBA and other loans	1,575	11
Mortgage banking income	463	296
Gain (loss) on sale of investment securities	23,566	3,974
Unrealized gain (loss) on investment securities	974	(1,378)
Unrealized gain (loss) on derivatives	2,537	(1,146)
Loss on cash flow hedge derivative terminations	(24,467)	—
Other	1,741	600
Total non-interest income	18,468	11,160
Non-interest expense:
Salaries and employee benefits	23,971	20,523
Technology, communication and bank operations	19,988	10,539
Professional services	6,289	3,544
Occupancy	2,621	2,613
Commercial lease depreciation	4,291	3,427
FDIC assessments, non-income taxes and regulatory fees	2,719	2,867
Merger and acquisition related expenses	418	—
Loan workout	(261)	366
Advertising and promotion	561	1,424
Other	1,330	3,664
Total non-interest expense	61,927	48,967
Income before income tax expense	92,191	11,728
Income tax expense	17,560	3,274
Net income from continuing operations	74,631	8,454
Loss from discontinued operations before income taxes	(20,354)	(6,722)
Income tax expense (benefit) from discontinued operations	17,682	(1,368)
Net loss from discontinued operations	(38,036)	(5,354)
Net income	36,595	3,100
Preferred stock dividends	3,391	3,615
Net income (loss) available to common shareholders	$33,204	$(515)
	(continued)

	Three Months Ended March 31,
	2021	2020

Basic earnings (loss) per common share from continuing operations	$2.23	$0.15
Basic earnings (loss) per common share	1.04	(0.02)
Diluted earnings (loss) per common share from continuing operations	2.17	0.15
Diluted earnings (loss) per common share	1.01	(0.02)
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$36,595	$3,100
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	400	(9,098)
Income tax effect	(104)	2,366
Reclassification adjustments for (gains) losses included in net income	(23,566)	(3,974)
Income tax effect	6,127	1,033
Net unrealized gains (losses) on available for sale debt securities	(17,143)	(9,673)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	12,315	(27,697)
Income tax effect	(3,202)	7,351
Reclassification adjustment for (gains) losses included in net income	25,926	1,478
Income tax effect	(6,741)	(384)
Net unrealized gains (losses) on cash flow hedges	28,298	(19,252)
Other comprehensive income (loss), net of income tax effect	11,155	(28,925)
Comprehensive income (loss)	$47,750	$(25,825)
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	36,595	—	—	36,595
Other comprehensive income (loss)	—	—	—	—	—	—	11,155	—	11,155
Preferred stock dividends (1)	—	—	—	—	—	(3,391)	—	—	(3,391)
Sale of non-controlling interest in BMT (2)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (3)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (4)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	3,609	—	—	—	3,609
Issuance of common stock under share-based compensation arrangements	—	—	533,674	533	4,632	—	—	—	5,165
Balance, March 31, 2021	9,000,000	$217,471	32,238,762	$33,519	$515,318	$438,802	$5,391	$(21,780)	$1,188,721

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	3,100	—	—	3,100
Other comprehensive income (loss)	—	—	—	—	—	—	(28,925)	—	(28,925)
Preferred stock dividends(1)	—	—	—	—	—	(3,615)	—	—	(3,615)
Share-based compensation expense	—	—	—	—	3,228	—	—	—	3,228
Issuance of common stock under share-based compensation arrangements	—	—	133,235	134	(606)	—	—	—	(472)
Balance, March 31, 2020	9,000,000	$217,471	31,470,026	$32,751	$446,840	$319,529	$(30,175)	$(21,780)	$964,636
(1)Dividends per share of $0.34478125, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended March 31, 2021. Dividends per share of $0.4375, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended March 31, 2020.
(2)Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information about the sale of non-controlling interest in BMT including the reverse recapitalization of MFAC.
(3)Immediately after the closing of the BMT divestiture, Customers distributed all of its remaining investment in BM Technologies' common stock to its shareholders as special dividends, equivalent to 0.15389 of BM Technologies common stock for each share of Customers common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.
(4)At the closing of the BMT divestiture, certain team members of BMT received restricted stock awards in BM Technologies' common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$74,631	$8,454
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision (benefit) for credit losses on loans and leases	(2,919)	31,786
Depreciation and amortization	5,321	7,038
Share-based compensation expense	3,082	3,463
Deferred taxes	(6,198)	(22,287)
Net amortization (accretion) of investment securities premiums and discounts	(14)	251
Unrealized (gain) loss on investment securities	(974)	1,378
(Gain) loss on sale of investment securities	(23,566)	(3,974)
Unrealized (gain) loss on derivatives	(2,537)	1,146
Loss on cash flow hedge derivative terminations	24,467	—
Settlement of terminated cash flow hedge derivatives	(27,156)	—
Fair value adjustment on loans held for sale	(1,115)	—
(Gain) loss on sale of SBA and other loans	(2,071)	(170)
Origination of loans held for sale	(12,323)	(7,046)
Proceeds from the sale of loans held for sale	17,122	7,948
Amortization (accretion) of fair value discounts and premiums	(345)	(378)
Earnings on investment in bank-owned life insurance	(1,679)	(1,762)
(Increase) decrease in accrued interest receivable and other assets	20,979	(98,985)
Increase (decrease) in accrued interest payable and other liabilities	135,679	38,206
Net Cash Provided By (Used In) Continuing Operating Activities	200,384	(34,932)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	62,348	24,079
Proceeds from sales of investment securities available for sale	353,915	—
Purchases of investment securities available for sale	(589,874)	(158,782)
Origination of mortgage warehouse loans	(16,998,093)	(9,791,820)
Proceeds from repayments of mortgage warehouse loans	17,211,909	9,520,758
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(486,158)	174,971
Proceeds from sales of loans and leases	39,534	—
Purchase of loans	(117,036)	(193,363)
Net proceeds from sale of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	1,948	(2,926)
Purchases of bank premises and equipment	(298)	(89)
Purchases of leased assets under lessor operating leases	(4,849)	(6,384)
Net Cash Used In Continuing Investing Activities	(526,654)	(433,556)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,162,511	(235,293)
Net increase (decrease) in short-term borrowed funds from the FRB	—	175,000
Net increase (decrease) in short-term borrowed funds from the FHLB	—	410,000
Net increase (decrease) in federal funds purchased	115,000	167,000
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	(1,130,860)	—
Preferred stock dividends paid	(3,401)	(3,615)
Payments of employee taxes withheld from share-based awards	(1,988)	(932)
Proceeds from issuance of common stock	6,684	225
Proceeds from sale of non-controlling interest in BMT	23,125	—
Net Cash Provided By Continuing Financing Activities	171,071	512,385
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	(155,199)	43,897

	(continued)

	Three Months Ended March 31,
	2021	2020
Discontinued Operations:
Net Cash Used In Operating Activities	$(22,791)	$(232)
Net Cash Provided By Investing Activities	—	62
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	(22,791)	(170)
Net Increase (Decrease) in Cash and Cash Equivalents	(177,990)	43,727
Cash and Cash Equivalents – Beginning	693,354	212,505
Cash and Cash Equivalents – Ending	$515,364	$256,232

Non-cash Operating and Investing Activities:
Transfer of loans to other real estate owned	$—	$31
Distribution of investment in BM Technologies common stock	32,983	—
Transfer of loans held for investment to held for sale	44,258	—
Unsettled sales of investment securities	—	104,469
Unsettled purchases of investment securities	56,620	97,247
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois, Dallas, Texas and Orlando, Florida. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2020 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2020 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (the "2020 Form 10-K"). The 2020 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable, PPP; Loans and Leases Receivable; PCD Loans and Leases; ACL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor and Lessee Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; and Loss Contingencies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three months ended March 31, 2021.
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc., the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company of Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's historical financial results for periods prior to the divestiture are reflected in Customers’ consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. See NOTE 3 – DISCONTINUED OPERATIONS for additional information.
Accounting and Reporting Considerations related to COVID-19
On March 27, 2020, the CARES Act was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy. The CARES Act includes the SBA's PPP designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks. Customers is a participant in the PPP. Section 4013 of the CARES Act also gives entities temporary relief from the accounting and disclosure requirements for TDRs under ASC 310-40 in certain situations. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act.
Accounting for PPP Loans
In April 2020, Customers began originating loans to qualified small businesses under the PPP administered by the SBA. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The second round of PPP loans have the same general loan terms as the first round, and a processing fee of up to $2,500 per loan of less than $50,000, and 1% to 3% for loans greater than $50,000. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. As PPP is newly created, Customers does not have historical prepayment data to accurately estimate principal prepayments and therefore has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these loans are 100% guaranteed by the SBA. See NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
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
Customers applied Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended. These modifications generally involve principal and/or interest payment deferrals for a period of 90 days at a time and can be extended to six months or longer for modifications that qualified under the Section 4013 of the CARES Act if requested by the borrower as long as the reason is still related to COVID-19. These modified loans would not also be reported as past due or nonaccrual during the deferral period. See NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.

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
• As of March 31, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future.

ASU 2021-01, Reference Rate Reform (Topic 848) - Scope Issued January 2021
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
• As of March 31, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future.

NOTE 3 – DISCONTINUED OPERATIONS
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers Bancorp's common stock who held their shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers Bancorp's common stock held as of the close of business on December 18, 2020 as special dividends. Certain team members of BMT also received 1,348,748 restricted shares of BM Technologies' common stock in the form of severance payments. The total stock consideration from the divestiture that were distributed to holders of Customers Bancorp's common stock and certain BMT team members represented 52% of the outstanding common stock of BM Technologies at the closing date of the divestiture.
The sale of BMT was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization as BMT was considered to be the accounting acquirer. Upon closing of the transaction, Customers had no remaining investment in BM Technologies.
BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.

The following summarized financial information related to BMT has been segregated from continuing operations and reported as discontinued operations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Discontinued operations:
Non-interest income	$—	$16,072
Non-interest expense	20,354	22,794
Loss from discontinued operations before income taxes	(20,354)	(6,722)
Income tax expense (benefit)	17,682	(1,368)
Net loss from discontinued operations	$(38,036)	$(5,354)
The assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2020 were as follows:

(amounts in thousands)	December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,989
Premises and equipment, net	401
Goodwill and other intangibles	10,329
Other assets	48,336
Total assets of discontinued operations	$62,055

Carrying amounts of liabilities included as part of discontinued operations:
Borrowings from Customers Bank	$21,000
Accrued interest payable and other liabilities	18,704
Total liabilities of discontinued operations	$39,704
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $13.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the three months ended March 31, 2021.

NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2021	2020
Net income from continuing operations available to common shareholders	$71,240	$4,839
Net loss from discontinued operations	(38,036)	(5,354)
Net income available to common shareholders	$33,204	$(515)

Weighted-average number of common shares outstanding – basic	31,883,946	31,391,151
Share-based compensation plans	957,765	—
Weighted-average number of common shares – diluted	32,841,711	31,391,151

Basic earnings (loss) per common share from continuing operations	$2.23	$0.15
Basic earnings (loss) per common share from discontinued operations	(1.19)	(0.17)
Basic earnings (loss) per common share	1.04	(0.02)

Diluted earnings (loss) per common share from continuing operations	$2.17	$0.15
Diluted earnings (loss) per common share from discontinued operations	(1.16)	(0.17)
Diluted earnings (loss) per common share	1.01	(0.02)

The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2021	2020
Share-based compensation awards	277,725	6,718,131

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended March 31, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	400	12,315	12,715
Income tax effect	(104)	(3,202)	(3,306)
Other comprehensive income (loss) before reclassifications	296	9,113	9,409
Reclassification adjustments for (gains) losses included in net income, before tax	(23,566)	25,926	2,360
Income tax effect	6,127	(6,741)	(614)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(17,439)	19,185	1,746
Net current-period other comprehensive income (loss)	(17,143)	28,298	11,155
Balance - March 31, 2021	$6,169	$(778)	$5,391

	Three Months Ended March 31, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	(9,098)	(27,697)	(36,795)
Income tax effect	2,366	7,351	9,717
Other comprehensive income (loss) before reclassifications	(6,732)	(20,346)	(27,078)
Reclassification adjustments for losses (gains) included in net income, before tax	(3,974)	1,478	(2,496)
Income tax effect	1,033	(384)	649
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(2,941)	1,094	(1,847)
Net current-period other comprehensive income (loss)	(9,673)	(19,252)	(28,925)
Balance - March 31, 2020	$4,614	$(34,789)	$(30,175)

(1)Reclassification amounts for AFS debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of March 31, 2021 and December 31, 2020 are summarized in the tables below:

	March 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$381,525	$5,717	$(249)	$386,993
U.S. government agencies securities	20,000	53	—	20,053
Agency-guaranteed mortgage-backed securities	37,933	9	(308)	37,634
Agency-guaranteed collateralized mortgage obligations	211,226	365	(487)	211,104
Collateralized loan obligations	162,998	139	(43)	163,094
Commercial mortgage-backed securities	13,059	—	—	13,059
Corporate notes (2)	255,126	3,422	(624)	257,924
Private label collateralized mortgage obligations	329,367	1,277	(1,955)	328,689
State and political subdivision debt securities (3)	18,481	46	—	18,527
Available for sale debt securities	$1,429,715	$11,028	$(3,666)	1,437,077
Equity securities (4)				4,827
Total investment securities, at fair value				$1,441,904

	December 31, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$372,640	$4,515	$(10)	$377,145
U.S. government agencies securities	20,000	34	—	20,034
Agency-guaranteed mortgage-backed securities	61,178	1,913	—	63,091
Agency-guaranteed collateralized mortgage obligations	160,950	916	(99)	161,767
Collateralized loan obligations	32,367	—	—	32,367
Corporate notes (2)	372,764	24,144	(164)	396,744
Private label collateralized mortgage obligations	136,943	423	(374)	136,992
State and political subdivision debt securities (3)	17,346	945	—	18,291
Available for sale debt securities	$1,174,188	$32,890	$(647)	1,206,431
Equity securities (4)				3,854
Total investment securities, at fair value				$1,210,285
(1)Accrued interest on AFS debt securities totaled $4.3 million and $4.2 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes corporate securities issued by domestic bank holding companies.
(3)Includes both taxable and non-taxable municipal securities.
(4)Includes equity securities issued by a foreign entity.

During the three months ended March 31, 2021 and 2020, Customers recognized unrealized gains of $1.0 million and unrealized losses of $1.4 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
Proceeds from the sale of AFS securities were $353.9 million for the three months ended March 31, 2021. Proceeds from the sale of AFS securities during the three months ended March 31, 2020 were received in April 2020. Realized gains from the sale of AFS debt securities were $23.6 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.

The following table shows debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2021
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	140,681	141,641
Due after five years through ten years	142,991	144,893
Due after ten years	9,935	9,970
Asset-backed securities	381,525	386,993
Collateralized loan obligations	162,998	163,094
Commercial mortgage-backed securities	13,059	13,059
Agency-guaranteed mortgage-backed securities	37,933	37,634
Private label collateralized mortgage obligations	329,367	328,689
Agency-guaranteed collateralized mortgage obligations	211,226	211,104
Total debt securities	$1,429,715	$1,437,077

Gross unrealized losses and fair value of Customers' AFS debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 were as follows:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$90,064	$(249)	$—	$—	$90,064	$(249)
Agency-guaranteed mortgage-backed securities	10,377	(308)	—	—	10,377	(308)
Agency-guaranteed collateralized mortgage obligations	55,825	(487)	—	—	55,825	(487)
Collateralized loan obligations	55,703	(43)	—	—	55,703	(43)
Corporate notes	48,905	(624)	—	—	48,905	(624)
Private label collateralized mortgage obligations	108,417	(1,955)	—	—	108,417	(1,955)
Total	$369,291	$(3,666)	$—	$—	$369,291	$(3,666)

At March 31, 2021, there were thirty AFS debt securities with unrealized losses in the less-than-twelve-month category and no AFS debt securities with unrealized losses in the twelve-month-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. All amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 30 securities, and it is not more likely than not that Customers will be required to sell any of the 30 securities before recovery of the amortized cost basis. At December 31, 2020, there were sixteen AFS debt securities in an unrealized loss position.

At March 31, 2021 and December 31, 2020, Customers Bank had pledged investment securities aggregating $17.6 million and $18.8 million in fair value, respectively, as collateral primarily for an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At March 31, 2021 and December 31, 2020, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	March 31, 2021	December 31, 2020
Commercial loans:
Multi-family loans, at lower of cost or fair value	$19,251	$—
Commercial and industrial loans, at lower of cost or fair value	—	55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	19,251	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	643	643
Residential mortgage loans, at fair value	1,205	5,509
Installment loans, at lower of cost or fair value	25,007	—
Total consumer loans held for sale	26,855	6,152
Loans held for sale	$46,106	$79,086

Total loans held for sale as of March 31, 2021 and December 31, 2020 included NPLs of $0.6 million and $18.5 million, respectively.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2021 and December 31, 2020.

(amounts in thousands)	March 31, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$3,407,622	$3,616,432
Loans receivable, PPP	5,178,089	4,561,365
Loans receivable:
Commercial:
Multi-family	1,640,278	1,761,301
Commercial and industrial (1)	2,220,652	2,289,441
Commercial real estate owner occupied	590,093	572,338
Commercial real estate non-owner occupied	1,194,832	1,196,564
Construction	156,837	140,905
Total commercial loans and leases receivable	5,802,692	5,960,549
Consumer:
Residential real estate	293,805	317,170
Manufactured housing	59,977	62,243
Installment	1,380,015	1,235,406
Total consumer loans receivable	1,733,797	1,614,819
Loans and leases receivable (2)	7,536,489	7,575,368
Allowance for credit losses on loans and leases	(128,736)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$15,993,464	$15,608,989
(1)Includes direct finance equipment leases of $107.1 million and $108.0 million at March 31, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(133.2) million and $(54.6) million at March 31, 2021 and December 31, 2020, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $79.3 million and $76.6 million at March 31, 2021 and December 31, 2020, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2021, there were $38.8 million of individually evaluated loans that were collateral-dependent. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.2 billion of PPP loans outstanding as of March 31, 2021, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $38.8 million for the three months ended March 31, 2021. There was no interest income recognized, including origination fees, for the three months ended March 31, 2020.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower. As a result, the PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, mortgage warehouse, at fair value
Mortgage warehouse loans consist of commercial loans to mortgage companies. These mortgage warehouse lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes, control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage warehouse loans are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage warehouse loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life under 30 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.
At March 31, 2021 and December 31, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$8,480	$1,245	$16,703	$26,428	$1,613,850	$1,640,278
Commercial and industrial	2,086	4,732	2,705	9,523	2,211,129	2,220,652
Commercial real estate owner occupied	1,920	—	2,219	4,139	585,954	590,093
Commercial real estate non-owner occupied	2,169	—	2,356	4,525	1,190,307	1,194,832
Construction	—	—	—	—	156,837	156,837
Residential real estate	2,514	235	1,324	4,073	289,732	293,805
Manufactured housing	1,403	871	1,917	4,191	55,786	59,977
Installment	5,492	2,125	78	7,695	1,372,320	1,380,015
Total	$24,064	$9,208	$27,302	$60,574	$7,475,915	$7,536,489

	December 31, 2020
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$4,193	$5,224	$14,907	$24,324	$1,736,977	$1,761,301
Commercial and industrial	2,257	1,274	3,079	6,610	2,282,831	2,289,441
Commercial real estate owner occupied	864	1,324	2,370	4,558	567,780	572,338
Commercial real estate non-owner occupied	—	60	2,356	2,416	1,194,148	1,196,564
Construction	—	—	—	—	140,905	140,905
Residential real estate	6,640	1,827	1,856	10,323	306,847	317,170
Manufactured housing	1,518	673	1,951	4,142	58,101	62,243
Installment	6,161	3,430	81	9,672	1,225,734	1,235,406
Total	$21,633	$13,812	$26,600	$62,045	$7,513,323	$7,575,368
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The March 31, 2021 and December 31, 2020 tables exclude PPP loans of $5.2 billion and $4.6 billion, respectively, which are all current as of March 31, 2021 and December 31, 2020.
(3)Includes PCD loans of $12.5 million and $13.4 million at March 31, 2021 and December 31, 2020, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	March 31, 2021 (1)			December 31, 2020 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$20,530	$—	$20,530	$18,800	$2,928	$21,728
Commercial and industrial	7,282	262	7,544	6,384	2,069	8,453
Commercial real estate owner occupied	3,242	—	3,242	3,411	—	3,411
Commercial real estate non-owner occupied	2,259	97	2,356	2,356	—	2,356
Residential real estate	9,353	—	9,353	9,911	—	9,911
Manufactured housing	—	2,871	2,871	—	2,969	2,969
Installment	—	2,185	2,185	—	3,211	3,211
Total	$42,666	$5,415	$48,081	$40,862	$11,177	$52,039
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three months ended March 31, 2021 and 2020. Accrued interest of $16 thousand and $1.2 million was reversed when the loans went to nonaccrual status during the three months ended March 31, 2021 and 2020, respectively.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases for the three months ended March 31, 2021 and 2020 are presented in the tables below.

Three Months Ended March 31, 2021	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(635)	(142)	—	—	(50)	—	(12,687)	(14,646)
Recoveries	—	260	8	10	5	10	—	1,832	2,125
Provision (benefit) for credit losses	(3,462)	(4,361)	(3,443)	(7,841)	(1,773)	(728)	(390)	19,079	(2,919)
Ending Balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736

Three Months Ended March 31, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(97)	—	(12,797)	—	—	—	(6,246)	(19,140)
Recoveries	—	54	3	—	3	29	—	340	429
Provision (benefit) for credit losses	422	2,534	516	17,166	767	(585)	125	10,841	31,786
Ending Balance, March 31, 2020	$8,750	$18,806	$8,527	$18,530	$1,934	$4,180	$4,987	$83,569	$149,283

At March 31, 2021, the ACL was $128.7 million, a decrease of $15.5 million from the December 31, 2020 balance of $144.2 million. The decrease resulted primarily from a decrease in provision for credit losses from continuing improvement in macroeconomic forecasts. The increase in ACL for the installment portfolio is mainly due to loan portfolio growth.

Troubled Debt Restructurings
At March 31, 2021 and December 31, 2020, there were $16.0 million and $16.1 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of March 31, 2021 and December 31, 2020, respectively.
The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At March 31, 2021, commercial and consumer deferments related to COVID-19 were $176.1 million and $13.0 million, respectively.
The following table presents loans modified in a TDR by type of concession for the three months ended March 31, 2021 and 2020. There were no modifications that involved forgiveness of debt for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	4	$245
Interest-rate reductions	8	184	12	530
Other (1)	20	541	—	—
Total	28	$725	16	$775
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of March 31, 2021 and December 31, 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	March 31, 2021		March 31, 2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	3	$48	—	$—
Commercial real estate owner occupied	—	—	1	8
Residential real estate	1	56	5	684
Installment	16	250	—	—
Total loans	20	$354	6	$692
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 Financial Instruments - Credit Losses ("ASC 326") using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of March 31, 2021, the amortized cost basis of PCD assets amounted to $12.5 million.

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
To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2020 Form 10-K describes Customers Bancorp’s risk rating grades.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of March 31, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$90,497	$130,496	$22,678	$275,379	$418,365	$565,953	$—	$—	$1,503,368
Special mention	—	—	—	—	20,279	36,870	—	—	57,149
Substandard	—	—	—	—	50,078	29,683	—	—	79,761
Doubtful	—	—	—	—			—	—	—
Total multi-family loans	$90,497	$130,496	$22,678	$275,379	$488,722	$632,506	$—	$—	$1,640,278
Commercial and industrial loans and leases:
Pass	$274,698	$448,597	$335,492	$139,864	$109,093	$112,621	$692,981	$—	$2,113,346
Special mention	16,935	13,200	1,044	563	33	258	16,342	—	48,375
Substandard	—	10,856	6,619	18,049	7,148	7,752	8,507	—	58,931
Doubtful	—	—	—	—	—		—	—	—
Total commercial and industrial loans and leases	$291,633	$472,653	$343,155	$158,476	$116,274	$120,631	$717,830	$—	$2,220,652
Commercial real estate owner occupied loans:
Pass	$33,144	$82,661	$167,487	$71,146	$61,561	$133,469	$672	$—	$550,140
Special mention	—	—	4,286	—	11,010	292	—	—	15,588
Substandard	—	—	2,848	9,538	240	11,739	—	—	24,365
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$33,144	$82,661	$174,621	$80,684	$72,811	$145,500	$672	$—	$590,093
Commercial real estate non-owner occupied:
Pass	$11,186	$120,080	$94,136	$95,355	$120,861	$423,438	$14,019	$—	$879,075
Special mention	—	61,994	11,285	996	99,671	53,340	—	—	227,286
Substandard	—	—	—	17,741	20,611	50,119	—	—	88,471
Doubtful	—	—	—		—	—	—	—	—
Total commercial real estate non-owner occupied loans	$11,186	$182,074	$105,421	$114,092	$241,143	$526,897	$14,019	$—	$1,194,832
Construction:
Pass	$971	$28,168	$110,973	$4,921	$—	$9,627	$667	$—	$155,327
Special mention	—	1,510	—	—	—	—	—	—	1,510
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$971	$29,678	$110,973	$4,921	$—	$9,627	$667	$—	$156,837
Total commercial loans and leases receivable	$427,431	$897,562	$756,848	$633,552	$918,950	$1,435,161	$733,188	$—	$5,802,692
Residential real estate loans:
Performing	$2,573	$11,110	$14,660	$12,060	$7,379	$105,969	$131,018	$—	$284,769
Non-performing	—	—	98	906	780	4,785	2,467	—	9,036
Total residential real estate loans	$2,573	$11,110	$14,758	$12,966	$8,159	$110,754	$133,485	$—	$293,805
Manufactured housing loans:
Performing	$—	$—	$300	$443	$77	$54,394	$—	$—	$55,214
Non-performing	—	—	—	—	—	4,763	—	—	4,763
Total manufactured housing loans	$—	$—	$300	$443	$77	$59,157	$—	$—	$59,977
Installment loans:
Performing	$204,365	$476,856	$599,887	$91,009	$3,633	$1,249	$—	$—	$1,376,999
Non-performing	—	341	2,117	437	33	88	—	—	3,016
Total installment loans	$204,365	$477,197	$602,004	$91,446	$3,666	$1,337	$—	$—	$1,380,015
Total consumer loans	$206,938	$488,307	$617,062	$104,855	$11,902	$171,248	$133,485	$—	$1,733,797
Loans and leases receivable	$634,369	$1,385,869	$1,373,910	$738,407	$930,852	$1,606,409	$866,673	$—	$7,536,489

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2020
(amounts in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$150,835	$23,716	$299,319	$535,510	$227,296	$420,809	$—	$—	$1,657,485
Special mention	—	—	—	20,901	10,394	26,708	—	—	58,003
Substandard	—	—	—	34,197	8,256	3,360	—	—	45,813
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$150,835	$23,716	$299,319	$590,608	$245,946	$450,877	$—	$—	$1,761,301
Commercial and industrial loans and leases:
Pass	$729,270	$373,050	$141,943	$116,793	$45,367	$71,502	$717,007	$—	$2,194,932
Special mention	13,200	1,117	436	113	516	21	17,524	—	32,927
Substandard	9,968	6,890	19,065	5,901	8,318	2,722	8,718	—	61,582
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$752,438	$381,057	$161,444	$122,807	$54,201	$74,245	$743,249	$—	$2,289,441
Commercial real estate owner occupied loans:
Pass	$82,343	$168,977	$72,615	$70,642	$46,510	$91,798	$741	$—	$533,626
Special mention	—	4,464	—	9,056	—	555	—	—	14,075
Substandard	—	2,848	9,499	342	2,231	9,717	—	—	24,637
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$82,343	$176,289	$82,114	$80,040	$48,741	$102,070	$741	$—	$572,338
Commercial real estate non-owner occupied:
Pass	$143,231	$105,430	$97,882	$157,835	$155,168	$313,559	$—	$—	$973,105
Special mention	39,994	—	—	66,745	24,218	14,613	—	—	145,570
Substandard	—	—	17,741	20,611	366	39,171	—	—	77,889
Doubtful	—	—		—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$183,225	$105,430	$115,623	$245,191	$179,752	$367,343	$—	$—	$1,196,564
Construction:
Pass	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Total commercial loans and leases receivable	$1,188,773	$791,958	$663,454	$1,038,646	$538,340	$994,535	$744,843	$—	$5,960,549
Residential real estate loans:
Performing	$6,708	$13,617	$6,810	$10,850	$38,143	$69,496	$161,576	$—	$307,200
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$6,708	$13,617	$6,970	$11,635	$39,493	$73,891	$164,856	$—	$317,170
Manufactured housing loans:
Performing	$—	$295	$609	$76	$41	$56,837	$—	$—	$57,858
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$295	$609	$76	$41	$61,222	$—	$—	$62,243
Installment loans:
Performing	$319,453	$791,235	$114,988	$4,736	$514	$1,204	$—	$—	$1,232,130
Non-performing	305	2,326	485	41	2	117	—	—	3,276
Total installment loans	$319,758	$793,561	$115,473	$4,777	$516	$1,321	$—	$—	$1,235,406
Total consumer loans	$326,466	$807,473	$123,052	$16,488	$40,050	$136,434	$164,856	$—	$1,614,819
Loans and leases receivable	$1,515,239	$1,599,431	$786,506	$1,055,134	$578,390	$1,130,969	$909,699	$—	$7,575,368

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Purchases (1)
Residential real estate	$—	$495
Installment (2)	115,849	191,761
Total	$115,849	$192,256
Sales (3)
Commercial and industrial	$18,931	$—
Commercial real estate owner occupied	2,237	—
Commercial real estate non-owner occupied	18,366	—
Installment	—	1,822
Total	$39,534	$1,822
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 101.0% and 100.6% of loans outstanding for the three months ended March 31, 2021 and 2020, respectively.
(2)Installment loan purchases for the three months ended March 31, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the quarters ended March 31, 2021 and 2020, loan sales resulted in net gains of $1.6 million and $11 thousand, respectively.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans, including PPP loans as collateral for borrowings from the FHLB and FRB in the amount of $6.8 billion and $8.5 billion at March 31, 2021 and December 31, 2020, respectively. PPP loans of $3.3 billion and $4.6 billion were pledged to the FRB in accordance with borrowing from the PPPLF at March 31, 2021 and December 31, 2020, respectively.

NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 5 months and 6 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2021	December 31, 2020
ASSETS
Operating lease ROU assets (1)	Other assets	$15,442	$16,578
LIABILITIES
Operating lease liabilities (1)	Other liabilities	$16,829	$18,005
(1) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2021	2020
Operating lease cost (1)(2)	Occupancy expenses	$1,117	$1,205
(1) There were no variable lease costs for the three months ended March 31, 2021 and 2020, and sublease income for operating leases is immaterial.
(2) Excludes operating lease costs of BMT included in loss from discontinued operations in the consolidated statement of income.
Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2021:

(amounts in thousands)	March 31, 2021
2021	$3,477
2022	4,509
2023	4,031
2024	2,957
2025	1,887
Thereafter	1,465
Total minimum payments	18,326
Less: interest	1,497
Present value of lease liabilities	$16,829
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2021. Cash paid pursuant to the operating lease liability was $1.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at March 31, 2021 and December 31, 2020:

(amounts in thousands)	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases (1)	4.5 years	4.7 years

Weighted average discount rate
Operating leases (1)	2.89%	2.90%
(1) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2021 and December 31, 2020:

(amounts in thousands)	Classification	March 31, 2021	December 31, 2020
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$104,230	$104,982
Guaranteed residual assets	Loans and leases receivable	9,452	12,988
Unguaranteed residual assets	Loans and leases receivable	3,807	1,229
Deferred initial direct costs	Loans and leases receivable	528	560
Unearned income	Loans and leases receivable	(10,433)	(11,175)
Net investment in direct financing leases		$107,584	$108,584

Operating leases
Investment in operating leases	Other assets	$136,754	$131,791
Accumulated depreciation	Other assets	(33,204)	(28,919)
Deferred initial direct costs	Other assets	1,113	996
Net investment in operating leases		104,663	103,868
Total lease assets		$212,247	$212,452

COVID-19 Impact on Leases

Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At March 31, 2021, the book value of finance and operating leases with payment deferments were $29.3 million and $14.5 million, respectively. The concessions did not have a material impact on interest income from leases for the three months ended March 31, 2021. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$850,000	1.21%	$850,000	1.19%
Federal funds purchased	365,000	0.05%	250,000	0.09%
Total short-term debt	$1,215,000		$1,100,000

The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	March 31, 2021	December 31, 2020
FHLB advances
Maximum outstanding at any month end	$850,000	$910,000
Average balance during the period	850,000	809,788
Weighted-average interest rate during the period	2.48%	2.31%
Federal funds purchased
Maximum outstanding at any month end	365,000	842,000
Average balance during the period	16,333	239,481
Weighted-average interest rate during the period	0.07%	0.19%
At March 31, 2021 and December 31, 2020, Customers Bank had aggregate availability under federal funds lines totaling $1.1 billion and $924.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$3,284,156	0.35%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$3,284,156		$4,415,016
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
The maximum borrowing capacity with the FHLB and FRB at March 31, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	March 31, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,492,783	$2,729,516
Total maximum borrowing capacity with the FRB (1)	183,124	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,258,271	3,363,364
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At March 31, 2021, Customers had $3.3 billion of borrowings under the PPPLF, with a borrowing capacity of up to $5.2 billion, which is the face value of the qualifying loans Customers has originated and outstanding under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2021 and December 31, 2020 were as follows:

		March 31, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,581	$24,552	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,557	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$124,138	$124,037

Customers Bancorp	Subordinated (1)(2)	$72,267	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,197	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,464	$181,394
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2021 and December 31, 2020, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,018	8.774%	$523,659	4.500%	N/A	N/A	$814,581	7.000%
Customers Bank	$1,365,443	11.745%	$523,182	4.500%	$755,708	6.500%	$813,839	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,238,489	10.643%	$698,212	6.000%	N/A	N/A	$989,134	8.500%
Customers Bank	$1,365,443	11.745%	$697,576	6.000%	$930,102	8.000%	$988,233	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,447,285	12.437%	$930,949	8.000%	N/A	N/A	$1,221,871	10.500%
Customers Bank	$1,523,681	13.106%	$930,102	8.000%	$1,162,627	10.000%	$1,220,758	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,238,489	8.478%	$584,359	4.000%	N/A	N/A	$584,359	4.000%
Customers Bank	$1,365,443	9.352%	$584,025	4.000%	$730,031	5.000%	$584,025	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%

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
NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), as explained below.
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2021 and December 31, 2020:
Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities, AFS debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Collateral-dependent loans are those loans that are accounted for under ASC 326 in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or DCF analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, DCF based upon the expected proceeds, sales agreements or letters of intent with third parties. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at March 31, 2021 and December 31, 2020 were as follows.

			Fair Value Measurements at March 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$515,364	$515,364	$515,364	$—	$—
Debt securities, available for sale	1,437,077	1,437,077	—	1,437,077	—
Equity securities	4,827	4,827	4,827	—	—
Loans held for sale	46,106	46,106	—	45,463	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,993,464	16,487,438	—	3,407,622	13,079,816
FHLB, Federal Reserve Bank and other restricted stock	69,420	69,420	—	69,420	—
Derivatives	36,502	36,502	—	36,306	196
Liabilities:
Deposits	$12,472,440	$12,473,798	$11,806,559	$667,239	$—
FRB PPP Liquidity Facility	3,284,156	3,284,156	—	3,284,156	—
Federal funds purchased	365,000	365,000	365,000	—	—
FHLB advances	850,000	850,787	—	850,787	—
Other borrowings	124,138	135,571	—	135,571	—
Subordinated debt	181,464	197,080	—	197,080	—
Derivatives	37,536	37,536	—	37,536	—

			Fair Value Measurements at December 31, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$693,354	$693,354	$693,354	$—	$—
Debt securities, available for sale	1,206,431	1,206,431	—	1,206,431	—
Equity securities	3,854	3,854	3,854	—	—
Loans held for sale	79,086	79,086	—	78,443	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	16,222,202	—	3,616,432	12,605,770
FHLB, Federal Reserve Bank and other restricted stock	71,368	71,368	—	71,368	—
Derivatives	54,223	54,223	—	54,023	200
Liabilities:
Deposits	$11,309,929	$11,312,494	$10,657,998	$654,496	$—
FRB PPP Liquidity Facility	4,415,016	4,415,016	—	4,415,016	—
Federal funds purchased	250,000	250,000	250,000	—	—
FHLB advances	850,000	852,442	—	852,442	—
Other borrowings	124,037	129,120	—	129,120	—
Subordinated debt	181,394	193,119	—	193,119	—
Derivatives	98,164	98,164	—	98,164	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$386,993	$—	$386,993
U.S. government agencies securities	—	20,053	—	20,053
Agency-guaranteed mortgage-backed securities	—	37,634	—	37,634
Agency-guaranteed collateralized mortgage obligations	—	211,104	—	211,104
Commercial mortgage-backed securities	—	13,059	—	13,059
Collateralized loan obligations	—	163,094	—	163,094
Corporate notes	—	257,924	—	257,924
Private label collateralized mortgage obligations	—	328,689	—	328,689
State and political subdivision debt securities	—	18,527	—	18,527
Equity securities	4,827	—	—	4,827
Derivatives	—	36,306	196	36,502
Loans held for sale – fair value option	—	1,205	—	1,205
Loans receivable, mortgage warehouse – fair value option	—	3,407,622	—	3,407,622
Total assets – recurring fair value measurements	$4,827	$4,882,210	$196	$4,887,233
Liabilities
Derivatives	$—	$37,536	$—	$37,536
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$44,258	$—	$44,258
Collateral-dependent loans	—	—	7,331	7,331
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$44,258	$7,366	$51,624

	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$377,145	$—	$377,145
U.S. government agencies securities	—	20,034	—	20,034
Agency-guaranteed mortgage–backed securities	—	63,091	—	63,091
Agency-guaranteed collateralized mortgage obligations	—	161,767	—	161,767
Collateralized loan obligations	—	32,367	—	32,367
Corporate notes	—	396,744	—	396,744
Private label collateralized mortgage obligations	—	136,992	—	136,992
State and political subdivision debt securities	—	18,291	—	18,291
Equity securities	3,854	—	—	3,854
Derivatives	—	54,023	200	54,223
Loans held for sale – fair value option	—	5,509	—	5,509
Loans receivable, mortgage warehouse – fair value option	—	3,616,432	—	3,616,432
Total assets – recurring fair value measurements	$3,854	$4,882,395	$200	$4,886,449
Liabilities
Derivatives	$—	$98,164	$—	$98,164
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$55,683	$—	$55,683
Collateral-dependent loans	—	17,251	3,867	21,118
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$72,934	$3,902	$76,836

The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Balance at December 31	$200	$79
Issuances	196	215
Settlements	(200)	(79)
Balance at March 31	$196	$215

There were no transfers between levels during the three months ended March 31, 2021 and 2020.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2021 and December 31, 2020 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
March 31, 2021
Collateral-dependent loans – real estate	$6,778	Collateral appraisal (1)	Liquidation expenses (2)	8% - 20% (12%)
Collateral-dependent loans – commercial and industrial	553	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	7% - 8% (8%) 40% - 40% (40%)
Residential mortgage loan commitments	196	Adjusted market bid	Pull-through rate	81% - 81% (81%)
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

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2020
Collateral-dependent loans – real estate	$2,928	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	939	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	7% - 8% (8%) 60% - 60% (60%)
Other real estate owned	35	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	200	Adjusted market bid	Pull-through rate	78% - 78% (78%)
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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. At December 31, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest rate risk.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. In March 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring.
At March 31, 2021, Customers had one outstanding interest rate derivative with notional amount of $225.0 million that was designated as cash flow hedge of interest rate risk. Customers is hedging its exposure to the variability in future cash flows for a variable-rate deposit relationship over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). The outstanding cash flow hedge at March 31, 2021 expires in June 2021. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt and a variable-rate deposit relationship. Customers expects to reclassify $1.1 million of losses from accumulated other comprehensive income (loss) to interest expense during the next 12 months.
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
At March 31, 2021, Customers had 17 outstanding interest rate derivatives with notional amounts totaling $85.5 million that were designated as fair value hedges of certain available for sale debt securities. In March 2021, Customers terminated seven interest rate derivatives with notional amounts totaling $186.8 million that were designated as fair value hedges together with the sale of hedged available for sale debt securities. At December 31, 2020, Customers had 24 outstanding interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges.
As of March 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Available for sale debt securities	$85,500	$272,159	$976	$741

Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2021, Customers had 161 interest rate swaps with an aggregate notional amount of $1.5 billion and twelve interest rate caps with an aggregated notional amount of $206.1 million related to this program. At December 31, 2020, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and twelve interest rate caps with an aggregate notional amount of $204.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2021 and December 31, 2020, Customers had an outstanding notional balance of residential mortgage loan commitments of $8.8 million and $11.9 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2021 and December 31, 2020, Customers had outstanding notional balances of credit derivatives of $173.6 million and $177.2 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$1,034
Total		$—		$1,034
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$976	Other liabilities	$—
Total		$976		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$34,962	Other liabilities	$36,154
Interest rate caps	Other assets	166	Other liabilities	166
Credit contracts	Other assets	202	Other liabilities	182
Residential mortgage loan commitments	Other assets	196	Other liabilities	—
Total		$35,526		$36,502

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$196	Other liabilities	$40,765
Total		$196		$40,765
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$741
Total		$—		$741
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$53,455	Other liabilities	$56,209
Interest rate caps	Other assets	46	Other liabilities	46
Credit contracts	Other assets	326	Other liabilities	403
Residential mortgage loan commitments	Other assets	200	Other liabilities	—
Total		$54,027		$56,658
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2021 and 2020.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2021	2020
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$4,907	$—
Recognized on hedged available for sale debt securities	Net interest income	(4,907)	—
Total		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$2,399	$(1,015)
Interest rate caps	Other non-interest income	—	—
Credit contracts	Other non-interest income	137	(132)
Residential mortgage loan commitments	Mortgage banking income	(4)	137
Total		$2,532	$(1,010)

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2021 and 2020.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(amounts in thousands)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$9,113	$(20,346)	Interest expense	$(1,459)	$(1,478)
	—	—	Other non-interest income	(24,467)	—
Total	$9,113	$(20,346)		$(25,926)	$(1,478)
(1) Amounts presented are net of taxes. See NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.

Credit-risk-related Contingent Features
By entering into derivative contracts, Customers is exposed to credit risk. The credit risk associated with derivatives executed with customers is the same as that involved in extending the related loans and is subject to the same standard credit policies. To mitigate the credit-risk exposure to major derivative dealer counterparties, Customers only enters into agreements with those counterparties that maintain credit ratings of high quality or with central clearing parties.
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2021, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $36.4 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $35.0 million of cash as collateral at March 31, 2021. Customers records cash posted as collateral with these counterparties, except with a central clearing party, as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
March 31, 2021
Interest rate derivative assets with institutional counterparties	$98	$—	$—	$98

Interest rate derivative liabilities with institutional counterparties	$35,017	$—	$(35,017)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2020
Interest rate derivative assets with institutional counterparties	$199	$—	$—	$199

Interest rate derivative liabilities with institutional counterparties	$97,641	$—	$(97,641)	$—

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
Specialty’s Café Bakery, Inc. Matter
On May 27, 2020, the appointed Chapter 7 Trustee for Specialty’s Café Bakery, Inc. (“Debtor”) filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Central District of California. On October 28, 2020, the Trustee, as plaintiff, filed her amended adversary complaint (“Adversary Complaint”) against Customers Bank and the SBA seeking to avoid and recover for the benefit of the Debtor’s estate and its creditors the payment made by the Debtor to Customers Bank in the amount of $8.1 million in satisfaction of a Payroll Protection Program loan made by Customers Bank to the Debtor (the “PPP Loan Payment”). The Trustee seeks to avoid and recover the entire PPP Loan Payment from the Bank under the authority provided in 11 U.S.C. §547 and §550, which together permit a trustee of a bankruptcy debtor to avoid and recover, for a more equitable distribution among all creditors, certain transfers made within ninety (90) days before the filing of the bankruptcy petition. The Bank intends to vigorously defend itself against the Trustee’s Adversary Complaint and is currently unable to reasonably determine the likelihood of loss nor estimate a possible range of loss.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the adverse impact on the U.S. economy, including the markets in which we operate, of the coronavirus outbreak, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; the effects of changes in accounting standards or policies, including ASU 2016-13, Financial Instruments—CECL. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2020, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2021. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2020 Form 10-K.
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
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc., the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's historical financial results for periods prior to the divestiture are reflected in Customers’ consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and lease losses against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.
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
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ends on May 31, 2021. As of March 31, 2021, Customers has helped thousands of small businesses by originating approximately $7.1 billion in PPP loans directly or through fintech partnerships.
In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2021, total commercial deferments declined to $176.1 million, or 1.6% of total loans and leases, excluding PPP loans, from a peak of $1.2 billion and total consumer deferments declined to $13.0 million, or 0.1% of total loans and leases, excluding PPP loans, from a peak of $108 million. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule. Customers had no pending commercial loan deferment requests as of March 31, 2021.

March 31,
(dollars in thousands)	2021
Loans held for sale (GAAP)	$46,106
Loans receivable, mortgage warehouse, at fair value (GAAP)	3,407,622
Loans and leases receivable (GAAP)	12,714,474
Total loans and leases receivable (GAAP)	16,168,202
Less: Loans receivable, PPP	5,177,985
Total loans and leases, excluding PPP (Non-GAAP)	$10,990,217

Commercial deferments (GAAP)	$176,100
Consumer deferments (GAAP)	13,000
Total deferments (GAAP)	$189,100

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	1.6%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%
Total deferments to total loans and leases, excluding PPP (Non-GAAP)	1.7%
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0.00% to 0.25% and announced that it would increase its holdings of U.S.

Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers has been participating in these facilities and programs, and it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. As of March 31, 2021, Customers had $3.3 billion in borrowings from the PPPLF.
Significant uncertainties as to future economic conditions exist, and Customers has taken deliberate actions in response, including higher levels of on-balance sheet liquidity and maintaining strong capital ratios. Additionally, the economic pressures, coupled with the implementation of an expected lifetime loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses on loans and leases and off-balance sheet credit exposures in 2020. Customers continues to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, the CAA and the American Rescue Plan Act of 2021; however, the extent to which the COVID-19 pandemic will impact Customers' operations and financial results during the remainder of 2021 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, please refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2020 Form 10-K and updated in this Form 10-Q for the quarterly period ended March 31, 2021 in "NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.
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
Allowance for Credit Losses
Customers' ACL at March 31, 2021 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the Bank's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers' risk management team. The ACL policy, significant judgements and the related disclosures are reviewed by Customers' Audit Committee of the Board of Directors.
The net decrease in our estimated ACL as of March 31, 2021 as compared to our December 31, 2020 estimate was primarily attributable to the continuing improvement in macroeconomic forecasts. The increase in ACL in our installment loan portfolio is mainly due to loan growth. There was a $2.9 million benefit to (or release) the provision for credit losses on loans and leases for the three months ended March 31, 2021 resulting in an ACL ending balance of $129.7 million ($128.7 million for loans and leases and $1.0 million for unfunded lending-related commitments) as of March 31, 2021.
To determine the ACL as of March 31, 2021, Customers utilized the Moody's March 2021 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at March 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the fourth quarter forecast of macroeconomic conditions used by Customers; the Federal Reserve maintaining a target range for the fed funds rate at 0.00% to 0.25% into 2023; the tapering of quantitative easing not beginning until 2022; and an improving U.S. economy from $1.9 trillion of stimulus from the federal government enacted in March 2021 and a federal spending legislation on infrastructure and social benefits in the second half of 2021. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if the depth of the recession or pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections and COVID-19 deaths being significantly above the Baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate is estimated at 7.2% and 8.2% at the end of 2021 and 2022, respectively. These numbers represent a 1.5% and 3.8% higher unemployment estimate than Baseline scenario projections of 5.7% and 4.3%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $39.0 million. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers uses a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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
For more information, see "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to the unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Net interest income	$132,731	$81,321	$51,410	63.2%
Provision (benefit) for credit losses on loans and leases	(2,919)	31,786	(34,705)	(109.2)%
Total non-interest income	18,468	11,160	7,308	65.5%
Total non-interest expense	61,927	48,967	12,960	26.5%
Income before income tax expense	92,191	11,728	80,463	686.1%
Income tax expense	17,560	3,274	14,286	436.3%
Net income from continuing operations	74,631	8,454	66,177	782.8%
Loss from discontinued operations before income tax expense	(20,354)	(6,722)	(13,632)	202.8%
Income tax expense (benefit) from discontinued operations	17,682	(1,368)	19,050	(1,392.5)%
Net loss from discontinued operations	(38,036)	(5,354)	(32,682)	610.4%
Net income	36,595	3,100	33,495	1,080.5%
Preferred stock dividends	3,391	3,615	(224)	(6.2)%
Net income available to common shareholders	$33,204	$(515)	$33,719	(6,547.4)%
Customers reported net income available to common shareholders of $33.2 million for the three months ended March 31, 2021 compared to a net loss available to common shareholders of $0.5 million for the three months ended March 31, 2020. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows.
Net interest income
Net interest income increased $51.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as average interest-earning assets increased by $7.0 billion, and NIM increased by 1 basis point to 3.00% for the three months ended March 31, 2021 from 2.99% for the three months ended March 31, 2020. The increase in interest earnings assets were driven by increases in origination of PPP loans, commercial loans to mortgage companies, commercial and industrial loans, investment securities and installment loans, offset in part by decreases in multi-family loans and residential mortgages. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. The shift in the mix of interest-earning assets and interest-bearing liabilities drove a 95 basis point decline in the yield on interest-earning assets and a 121 basis point decline in the cost of interest-bearing liabilities for the three months ended March 31, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.2 billion ($4.6 billion average balance) of PPP loans yielding 3.41% and related PPPLF borrowings of $3.3 billion ($3.9 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.67% and 1.70% for the three months ended March 31, 2021 and 2020, respectively.
Provision (benefit) for credit losses on loans and leases
The $34.7 million decrease in the provision for credit losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflects Customers' adoption of CECL and the improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020. Upon adoption of the CECL standard on January 1, 2020, the ACL for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision (benefit) is presented as part of other non-interest expense on the consolidated income statement. The ACL on loans and leases held for investment represented 1.7% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Asset Quality), at March 31, 2021, compared to 2.0% at March 31, 2020. Net charge-offs for the three months ended March 31, 2021 were $12.5 million, or 33 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.7 million, or 79 basis points on an annualized basis, for the three months ended March 31, 2020. The decrease in net charge-offs for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to a charge-off of $12.8 million for one commercial real estate collateral dependent loan during the three months ended March 31, 2020, partially offset by an increase in charge-off of installment loans, coinciding with the growth of the portfolio year-over-year.
Non-interest income
The $7.3 million increase in non-interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from increases of $19.6 million in gain on sale of investment securities, $3.7 million in unrealized gain on derivatives, $2.4 million in unrealized gain on investment securities, $2.3 million in mortgage warehouse transactional fees, $1.6 million in sale of SBA and other loans, $1.1 million in other non-interest income and $0.9 million in commercial lease income. These increases were offset in part by $24.5 million of losses on cash flow hedge derivative terminations for the three months ended March 31, 2021.
Non-interest expense
The $13.0 million increase in non-interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from increases of $9.4 million in technology, communication and bank operations, $3.4 million in salaries and employee benefits, $2.7 million in professional services, $0.9 million in commercial lease depreciation and $0.4 million in merger and acquisition related expenses. These increases were offset in part by decreases of $2.3 million in other non-interest expense, $0.9 million in advertising and promotion and $0.6 million in loan workout expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Income tax expense
Customers' effective tax rate from continuing operations was 19.0% for the three months ended March 31, 2021 compared to 27.9% for the three months ended March 31, 2020. The decrease in the effective tax rate primarily resulted from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries for the three months ended March 31, 2021.
Net loss from discontinued operations
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among Megalith, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
Customers' loss from discontinued operations, net of income taxes was $38.0 million for the three months ended March 31, 2021 compared to $5.4 million for the three months ended March 31, 2020. The $32.7 million increase primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
Preferred stock dividends
Preferred stock dividends were $3.4 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2021 and 2020. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%. On March 15, 2021, the Series D preferred stock became floating at three-month LIBOR plus 5.09%, or 5.27%, compared to a fixed rate of 6.50%.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2021 and 2020. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$1,177,315	$302	0.10%	$772,249	$2,860	1.49%	$(3,543)	$984	$(2,559)
Investment securities (1)	1,357,558	7,979	2.35%	566,287	4,977	3.52%	(2,063)	5,066	3,003
Loans and leases:
Commercial loans to mortgage companies	3,122,098	23,791	3.09%	1,841,659	17,514	3.82%	(3,847)	10,124	6,277
Multi-family loans	1,689,174	15,848	3.80%	2,213,858	22,367	4.06%	(1,386)	(5,133)	(6,519)
Commercial and industrial loans and leases (2)	2,848,328	27,850	3.97%	2,460,811	28,738	4.70%	(4,901)	4,013	(888)
PPP loans	4,623,213	38,832	3.41%	—	—	—%	—	38,832	38,832
Non-owner occupied commercial real estate loans	1,348,938	12,794	3.85%	1,335,459	14,437	4.35%	(1,777)	134	(1,643)
Residential mortgages	373,497	3,485	3.78%	445,953	4,401	3.97%	(209)	(707)	(916)
Installment loans	1,323,863	29,517	9.04%	1,259,051	28,623	9.14%	(355)	1,249	894
Total loans and leases (3)	15,329,111	152,117	4.02%	9,556,791	116,080	4.89%	(23,473)	59,510	36,037
Other interest-earning assets	79,960	717	3.64%	81,404	1,426	7.04%	(684)	(25)	(709)
Total interest-earning assets	17,943,944	161,115	3.64%	10,976,731	125,343	4.59%	(29,984)	65,756	35,772
Non-interest-earning assets	581,777			513,705
Assets of discontinued operations	—			82,970
Total assets	$18,525,721			$11,573,406
Liabilities
Interest checking accounts	$2,691,723	5,599	0.84%	$1,294,098	4,616	1.43%	(2,453)	3,436	983
Money market deposit accounts	4,435,930	6,059	0.55%	3,635,554	16,214	1.79%	(13,068)	2,913	(10,155)
Other savings accounts	1,414,350	2,400	0.69%	1,141,406	5,806	2.05%	(4,532)	1,126	(3,406)
Certificates of deposit	666,239	1,600	0.97%	1,524,770	7,717	2.04%	(2,950)	(3,167)	(6,117)
Total interest-bearing deposits (4)	9,208,242	15,658	0.69%	7,595,828	34,353	1.82%	(24,716)	6,021	(18,695)
FRB PPP liquidity facility	3,941,718	3,402	0.35%	—	—	—%	—	3,402	3,402
Borrowings	1,171,826	9,324	3.23%	1,229,399	9,669	3.16%	177	(522)	(345)
Total interest-bearing liabilities	14,321,786	28,384	0.80%	8,825,227	44,022	2.01%	(34,465)	18,827	(15,638)
Non-interest-bearing deposits (4)	2,819,871			1,573,371
Total deposits and borrowings	17,141,657		0.67%	10,398,598		1.70%
Other non-interest-bearing liabilities	247,798			96,874
Liabilities of discontinued operations	—			52,579
Total liabilities	17,389,455			10,548,051
Shareholders' equity	1,136,266			1,025,355
Total liabilities and shareholders' equity	$18,525,721			$11,573,406
Net interest income		132,731			81,321		$4,481	$46,929	$51,410
Tax-equivalent adjustment (5)		292			205
Net interest earnings		$133,023			$81,526
Interest spread			2.97%			2.89%
Net interest margin			3.00%			2.98%
Net interest margin tax equivalent (5)			3.00%			2.99%
Net interest margin tax equivalent, excluding PPP loans (6)			2.99%			2.99%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.53% and 1.51% for the three months ended March 31, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the three months ended March 31, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended March 31, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $51.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as average interest-earning assets increased by $7.0 billion, primarily related to three rounds of PPP loan originations, increases in commercial loans to mortgage companies, commercial and industrial loans, investment securities, and installment loans, partially offset by a decrease in multi-family loans as the loan mix improved year-over-year. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes, and market share gains from other banks.
The NIM remained fairly constant, increasing by 1 basis point to 3.00% for the three months ended March 31, 2021 from 2.99% for the three months ended March 31, 2020 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019 and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 95 basis point decline in the yield on interest-earning assets and a 121 basis point decline in the cost of interest-bearing liabilities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.2 billion ($4.6 billion average balance) of PPP loans yielding 3.41% and related PPPLF borrowings of $3.3 billion ($3.9 billion average balance) costing 0.35%. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. Customers' total cost of funds, including non-interest bearing deposits was 0.53% and 1.51% for the three months ended March 31, 2021 and 2020, respectively.
Customers' net interest margin table contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three months ended March 31, 2021 and 2020 are set forth below.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net interest income (GAAP)	$132,731	$81,321
Tax-equivalent adjustment	292	205
Net interest income tax equivalent (Non-GAAP)	133,023	81,526
Loans receivable, PPP net interest income	(34,842)	—
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$98,181	$81,526

Average total interest-earning assets (GAAP)	$17,943,944	$10,976,731
Average PPP loans	(4,623,213)	—
Adjusted average total interest-earning assets (Non-GAAP)	$13,320,731	$10,976,731

Net interest margin (GAAP)	3.00%	2.98%
Net interest margin tax equivalent (Non-GAAP)	3.00%	2.99%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	2.99%	2.99%

PROVISION (BENEFIT) FOR CREDIT LOSSES ON LOANS AND LEASES
The provision (benefit) for credit losses is a charge (credit) to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. During first quarter 2020, Customers adopted ASC 326. Upon adoption, the ACL for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings. Customers recorded $31.8 million and $0.8 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the three months ended March 31, 2020 utilizing the CECL methodology. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic, portfolio growth, and net-charge-offs. Net charge-offs for the three months ended March 31, 2020 were $18.7 million, or 79 basis points of average loans and leases on an annualized basis, primarily due to a partial charge off of $12.8 million for one commercial real estate collateral dependent loan.
Customers recorded a credit to provision for credit losses (a benefit) during the three months ended March 31, 2021, which resulted primarily from continued improvement in forecasts of macroeconomic conditions. Customers recorded a credit to provision for credit losses (a benefit) of $2.9 million and $1.3 million for loans and leases and lending-related commitments, respectively, for the three months ended March 31, 2021. Net charge-offs for the three months ended March 31, 2021 were $12.5 million, or 33 basis points of average loans and leases on an annualized basis, primarily due to $10.9 million of charge-offs for consumer installment loans consistent with the loan growth. For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Interchange and card revenue	$85	$270	$(185)	(68.5)%
Deposit fees	863	551	312	56.6%
Commercial lease income	5,205	4,268	937	22.0%
Bank-owned life insurance	1,679	1,762	(83)	(4.7)%
Mortgage warehouse transactional fees	4,247	1,952	2,295	117.6%
Gain (loss) on sale of SBA and other loans	1,575	11	1,564	14,218.2%
Mortgage banking income	463	296	167	56.4%
Gain (loss) on sale of investment securities	23,566	3,974	19,592	493.0%
Unrealized gain (loss) on investment securities	974	(1,378)	2,352	(170.7)%
Unrealized gain (loss) on derivatives	2,537	(1,146)	3,683	(321.4)%
Loss on cash flow hedge derivative terminations	(24,467)	—	(24,467)	NM
Other	1,741	600	1,141	190.2%
Total non-interest income	$18,468	$11,160	$7,308	65.5%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $0.9 million increase in commercial lease income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from the continued growth of Customers' equipment finance business.
Mortgage warehouse transactional fees
The $2.3 million increase in mortgage warehouse transactional fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Gain (loss) on sale of SBA and other loans
The $1.6 million increase in gain on sale of SBA and other loans for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflects an increase in sales of $21.2 million in SBA loans during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Gain (loss) on sale of investment securities
The $19.6 million increase in gain on sale of investment securities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflects the gains realized primarily from the sale of $330 million in AFS debt securities during the three months ended March 31, 2021.

Unrealized gain (loss) on investment securities
The $2.4 million increase in unrealized gain (loss) on investment securities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflects an increase in the unrealized gain of equity securities issued by a foreign entity for the three months ended March 31, 2021.
Unrealized gain (loss) on derivatives
The $3.7 million increase in unrealized gain (loss) on derivatives for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from increases of $4.4 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $0.7 million decrease in interest rate swap fees.
Loss on cash flow hedge derivative terminations
The $24.5 million loss on cash flow hedge derivative terminations for the three months ended March 31, 2021 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $1.1 million increase in other non-interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from an increase of $0.8 million in gain from the sales of commercial lease assets.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Salaries and employee benefits	$23,971	$20,523	$3,448	16.8%
Technology, communication and bank operations	19,988	10,539	9,449	89.7%
Professional services	6,289	3,544	2,745	77.5%
Occupancy	2,621	2,613	8	0.3%
Commercial lease depreciation	4,291	3,427	864	25.2%
FDIC assessments, non-income taxes and regulatory fees	2,719	2,867	(148)	(5.2)%
Merger and acquisition related expenses	418	—	418	NM
Loan workout	(261)	366	(627)	(171.3)%
Advertising and promotion	561	1,424	(863)	(60.6)%
Other	1,330	3,664	(2,334)	(63.7)%
Total non-interest expense	$61,927	$48,967	$12,960	26.5%
Salaries and employee benefits
The $3.4 million increase in salaries and employee benefits for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, and an increase in incentive accruals tied to Customers' overall performance.
Technology, communication, and bank operations
The $9.4 million increase in technology, communication, and bank operations expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from increases in deposit servicing fees and interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, due to higher deposits and debit card transactions. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.

Professional services
The $2.7 million increase in professional services for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to outside professional services used to support the PPP forgiveness process and our participation in PPP round 3.
Commercial lease depreciation
The $0.9 million increase in commercial lease depreciation for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
Merger and acquisition related expenses
The $0.4 million increase in merger and acquisition related expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from direct costs incurred in the merger of BMT and MFAC that was completed on January 4, 2021.
Loan workout
The $0.6 million decrease in loan workout for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from a recovery from a commercial relationship.
Advertising and promotion expenses
The $0.9 million decrease in advertising and promotion expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from a reduction in the promotion of Customers' digital banking products and service offerings.
Other non-interest expense
The $2.3 million decrease in other non-interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from a credit or release of the reserve for unfunded commitments of $1.3 million during the three months ended March 31, 2021 compared to a provision or addition to the reserve for unfunded commitments of $0.8 million during the three months ended March 31, 2020.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Income before income tax expense	$92,191	$11,728	$80,463	686.1%
Income tax expense	17,560	3,274	14,286	436.3%
Effective tax rate	19.05%	27.92%
The $14.3 million increase in income tax expense for the three months ended March 31, 2021, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income. The decrease in the effective tax rate for the three months ended March 31, 2021, when compared to the same period in the prior year, primarily resulted from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries.

NET LOSS FROM DISCONTINUED OPERATIONS
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among Megalith, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying unaudited consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
The table below presents the loss from discontinued operations, net of income taxes for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Loss from discontinued operations before income taxes	$(20,354)	$(6,722)	$(13,632)	202.8%
Income tax expense (benefit) from discontinued operations	17,682	(1,368)	19,050	(1,392.5)%
Net loss from discontinued operations	$(38,036)	$(5,354)	$(32,682)	610.4%
Loss from discontinued operations of $20.4 million for the three months ended March 31, 2021 consisted of restricted stock awards in BM Technologies' common stock distributed to certain team members of BMT in the form of severance payments and compensation costs for the restricted stock units of Customers Bancorp previously granted to certain team members of BMT that vested upon completion of the divestiture.
Income tax expense from discontinued operations of $17.7 million for the three months ended March 31, 2021 resulted from the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by tax benefits related to the restricted stock awards in BM Technologies's common stock and vesting of restricted stock units of Customers Bancorp to certain team members of BMT.
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $13.7 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three months ended March 31, 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.4 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2021 and 2020. On June 15, 2020, Series C preferred stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, Series D preferred stock became floating at three-month LIBOR plus 5.09%, or 5.27%, compared to a fixed rate of 6.50%.

Financial Condition
General
Customers' total assets were $18.8 billion at March 31, 2021. This represented a $378.4 million increase from total assets of $18.4 billion at December 31, 2020. The increase in total assets was primarily driven by increases of $616.7 million in PPP loans, $231.6 million in investment securities, $33.0 million in other assets and a decrease in ACL of $15.4 million, partially offset by decreases of $208.8 million in loans receivable, mortgage warehouse, at fair value, $178.0 million in cash and cash equivalents, $38.9 million in loans and leases receivable, $33.0 million in loans held for sale and $62.1 million in assets of discontinued operations. Customers completed the previously announced divestiture of BMT, the technology arm of its BankMobile segment, on January 4, 2021.

Total liabilities were $17.6 billion at March 31, 2021. This represented a $306.8 million increase from $17.3 billion at December 31, 2020. The increase in total liabilities primarily resulted from increases of $1.2 billion in total deposits, $115.0 million in federal funds purchased and $199.7 million in accrued interest payable and other liabilities, partially offset by decreases of $1.1 billion in the PPPLF and $39.7 million in liabilities of discontinued operations.
The following table presents certain key condensed balance sheet data as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020	Change	% Change
Cash and cash equivalents	$515,364	$693,354	$(177,990)	(25.7)%
Investment securities, at fair value	1,441,904	1,210,285	231,619	19.1%
Loans held for sale	46,106	79,086	(32,980)	(41.7)%
Loans receivable, mortgage warehouse, at fair value	3,407,622	3,616,432	(208,810)	(5.8)%
Loans receivable, PPP	5,178,089	4,561,365	616,724	13.5%
Loans and leases receivable	7,536,489	7,575,368	(38,879)	(0.5)%
Allowance for credit losses on loan and leases	(128,736)	(144,176)	15,440	(10.7)%
Other assets	371,439	338,438	33,001	9.8%
Assets of discontinued operations	—	62,055	(62,055)	(100.0)%
Total assets	18,817,660	18,439,248	378,412	2.1%
Total deposits	12,472,440	11,309,929	1,162,511	10.3%
Federal funds purchased	365,000	250,000	115,000	46.0%
FHLB advances	850,000	850,000	—	—%
Other borrowings	124,138	124,037	101	0.1%
Subordinated debt	181,464	181,394	70	—%
FRB PPP liquidity facility	3,284,156	4,415,016	(1,130,860)	(25.6)%
Accrued interest payable and other liabilities	351,741	152,082	199,659	131.3%
Liabilities of discontinued operations	—	39,704	(39,704)	(100.0)%
Total liabilities	17,628,939	17,322,162	306,777	1.8%
Total shareholders’ equity	1,188,721	1,117,086	71,635	6.4%
Total liabilities and shareholders’ equity	$18,817,660	$18,439,248	$378,412	2.1%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $3.1 million and $78.1 million at March 31, 2021 and December 31, 2020, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $512.2 million and $615.3 million at March 31, 2021 and December 31, 2020, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2020 primarily resulted from lower funding needs for loan originations at March 31, 2021 as compared to December 31, 2020.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations (guaranteed by agencies of the United States government); United States government agencies securities; asset-backed securities; collateralized loan obligations; private label collateralized mortgage obligations and commercial mortgage-backed securities, state and political subdivision debt securities, corporate notes, and marketable equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.

At March 31, 2021, investment securities totaled $1.4 billion compared to $1.2 billion at December 31, 2020. The increase in investment securities primarily resulted from the purchases of collateralized loan obligations, U.S. government agency securities, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations, state and political subdivision debt securities, commercial mortgage-backed securities and corporate notes totaling $590 million, partially offset by the sale of $354 million of U.S. government agencies securities, agency-guaranteed mortgage-backed securities, corporate notes, non-agency-guaranteed collateralized mortgage obligations, and maturities, calls and principal repayments totaling $62.3 million for the three months ended March 31, 2021.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of marketable equity securities and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur.

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C. and Chicago, Illinois. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders nationwide.
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
As of March 31, 2021, Customers had $14.4 billion in commercial loans outstanding, totaling approximately 89.1% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $14.2 billion, comprising approximately 89.8% of its total loan and lease portfolio, at December 31, 2020. Included in the $14.4 billion in commercial loans outstanding as of March 31, 2021 was $5.2 billion of PPP loans. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2021 and December 31, 2020, commercial loans to mortgage banking businesses totaled $3.4 billion and $3.6 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2021, Customers had multi-family loans of $1.7 billion outstanding, comprising approximately 10.3% of the total loan and lease portfolio, compared to $1.8 billion, or approximately 11.1% of the total loan and lease portfolio, at December 31, 2020.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of March 31, 2021 and December 31, 2020, Customers had $304.8 million and $288.4 million, respectively, of equipment finance loans outstanding. As of March 31, 2021 and December 31, 2020, Customers had $107.1 million and $108.0 million of equipment finance leases, respectively. As of March 31, 2021 and December 31, 2020, Customers had $103.5 million and $102.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of 33.2 million and 28.9 million, respectively.
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $5.2 billion and $4.6 billion of PPP loans outstanding as of March 31, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand, and $20 thousand from the third round.
Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2021, Customers had $1.8 billion in consumer loans outstanding, or 10.9% of the total loan and lease portfolio, compared to $1.6 billion, or 10.3% of the total loan and lease portfolio, as of December 31, 2020.
Purchases and sales of consumer loans were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Purchases (1)
Residential real estate	$—	$495
Installment (2)	115,849	191,761
Total	$115,849	$192,256
Sales (3)
Commercial and industrial	$18,931	$—
Commercial real estate owner occupied	2,237	—
Commercial real estate non-owner occupied	18,366	—
Installment	—	1,822
Total	$39,534	$1,822
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 101.0% and 100.6% of the loans' unpaid principal balance during the three months ended March 31, 2021 and 2020, respectively.
(2)Installment loan purchases for the three months ended March 31, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the quarters ended March 31, 2021 and 2020, loan sales resulted in net gains of $1.6 million and $11 thousand, respectively.

Loans Held for Sale
The composition of loans held for sale as of March 31, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	March 31, 2021	December 31, 2020
Commercial loans:
Multi-family loans, at lower of cost or fair value	$19,251	$—
Commercial and industrial loans, at lower of cost or fair value	—	55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	19,251	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	643	643
Residential mortgage loans, at fair value	1,205	5,509
Installment loans, at lower of cost or fair value	25,007	—
Total consumer loans held for sale	26,855	6,152
Loans held for sale	$46,106	$79,086
At March 31, 2021, loans held for sale totaled $46.1 million, or 0.29% of the total loan and lease portfolio, and $79.1 million, or 0.50% of the total loan and lease portfolio, at December 31, 2020.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$3,407,622	$3,616,432
Loans receivable, PPP	5,178,089	4,561,365
Loans receivable:
Commercial:
Multi-family	1,640,278	1,761,301
Commercial and industrial (1)	2,220,652	2,289,441
Commercial real estate owner occupied	590,093	572,338
Commercial real estate non-owner occupied	1,194,832	1,196,564
Construction	156,837	140,905
Total commercial loans and leases receivable	5,802,692	5,960,549
Consumer:
Residential real estate	293,805	317,170
Manufactured housing	59,977	62,243
Installment	1,380,015	1,235,406
Total consumer loans receivable	1,733,797	1,614,819
Loans and leases receivable (2)	7,536,489	7,575,368
Allowance for credit losses on loans and leases	(128,736)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$15,993,464	$15,608,989
(1)Includes direct finance equipment leases of $107.1 million and $108.0 million at March 31, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(133.2) million and $(54.6) million at March 31, 2021 and December 31, 2020, respectively.

Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and which created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.2 billion and $4.6 billion of PPP loans outstanding as of March 31, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $38.8 million for the three months ended March 31, 2021.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $3.4 billion and $3.6 billion at March 31, 2021 and December 31, 2020, respectively.
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
The provision (benefit) for credit losses on loans and leases was $(2.9) million and $31.8 million for the three months ended March 31, 2021 and 2020, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $128.7 million, or 1.71% of loans and leases receivable, excluding PPP loans, at March 31, 2021 and $144.2 million, or 1.90% of loans and leases receivable, at December 31, 2020. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from the continued improvement in macroeconomic forecasts at March 31, 2021, as compared to the impact of reserve build for the COVID-19 pandemic, mostly attributable to the commercial real estate non-owner occupied and installment portfolios, and portfolio growth at March 31, 2020. The increase in ACL for the installment loan portfolio is mainly due to loan growth. Net charge-offs were $12.5 million for the three months ended March 31, 2021, a decrease of $6.2 million compared to the same period in 2020. Commercial real estate non-owner occupied charge-offs in the three months ended March 31, 2020 were attributable to the partial charge-off of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to unsecured consumer loans originated or purchased through arrangements with fintech companies and other market place lenders, which increased in the three months ended March 31, 2021 compared to the same period in 2020 consistent with the loan growth.

A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of March 31, 2021 and 2020 are set forth below.

(dollars in thousands)	March 31, 2021	December 31, 2020
Loans and leases receivable (GAAP)	$12,714,578	$12,136,733
Less: Loans receivable, PPP	5,178,089	4,561,365
Loans and leases held for investment, excluding PPP (Non-GAAP)	$7,536,489	$7,575,368

ACL for loans and leases (GAAP)	$128,736	$144,176

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.71%	1.90%
The table below presents changes in Customers' ACL for the periods indicated.
Analysis of the Allowance for Credit Losses on Loan and Leases

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Balance at beginning of the period	$144,176	$56,379
Cumulative effect of change in accounting principle	—	79,829
Loan and lease charge-offs (1)
Multi-family	1,132	—
Commercial and industrial	635	97
Commercial real estate owner occupied	142	—
Commercial real estate non-owner occupied	—	12,797
Residential real estate	50	—
Installment	12,687	6,246
Total charge-offs	14,646	19,140
Loan and lease recoveries (1)
Commercial and industrial	260	54
Commercial real estate owner occupied	8	3
Commercial real estate non-owner occupied	10	—
Construction	5	3
Residential real estate	10	29
Installment	1,832	340
Total recoveries	2,125	429
Total net charge-offs	12,521	18,711
Provision (benefit) for credit losses on loans and leases	(2,919)	31,786
Balance at the end of the period	$128,736	$149,283
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies herein and "NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements, also, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND

BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2020 Form 10-K for further discussion on management's methodology for estimating the ACL.
Approximately 65% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The CARES Act, as amended by CAA and certain regulatory agencies issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At March 31, 2021, commercial and consumer deferments related to COVID-19 were $176.1 million and $13.0 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. Customers had no pending commercial loan deferment requests as of March 31, 2021.

Asset Quality at March 31, 2021

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,640,278	$1,613,431	$6,317	$—	$20,530	$—	$20,530	1.25%	1.25%
Commercial & industrial	2,220,652	2,206,290	6,818	—	7,544	276	7,820	0.34%	0.35%
Commercial real estate owner occupied	590,093	584,931	1,920	—	3,242	—	3,242	0.55%	0.55%
Commercial real estate non-owner occupied	1,194,832	1,190,308	2,168	—	2,356	—	2,356	0.20%	0.20%
Construction	156,837	156,837	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,802,692	5,751,797	17,223	—	33,672	276	33,948	0.58%	0.59%
Residential	293,805	282,532	1,920	—	9,353	35	9,388	3.18%	3.19%
Manufactured housing	59,977	52,915	2,274	1,917	2,871	300	3,171	4.79%	5.26%
Installment	1,380,015	1,370,213	7,617	—	2,185	—	2,185	0.16%	0.16%
Total consumer loans receivable	1,733,797	1,705,660	11,811	1,917	14,409	335	14,744	0.83%	0.85%
Loans and leases receivable (1)	7,536,489	7,457,457	29,034	1,917	48,081	611	48,692	0.64%	0.65%
Loans receivable, PPP	5,178,089	5,178,089	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,407,622	3,407,622	—	—	—	—	—	—%	—%
Total loans held for sale	46,106	45,451	12	—	643	—	643	1.39%	1.39%
Total portfolio	$16,168,306	$16,088,619	$29,046	$1,917	$48,724	$611	$49,335	0.30%	0.31%

Asset Quality at March 31, 2021 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,640,278	$20,530	$8,026	0.49%	39.09%
Commercial & industrial	2,220,652	7,544	7,503	0.34%	99.46%
Commercial real estate owner occupied	590,093	3,242	5,935	1.01%	183.07%
Commercial real estate non-owner occupied	1,194,832	2,356	11,621	0.97%	493.25%
Construction	156,837	—	4,103	2.62%	—%
Total commercial loans and leases receivable	5,802,692	33,672	37,188	0.64%	110.44%
Residential	293,805	9,353	3,209	1.09%	34.31%
Manufactured housing	59,977	2,871	4,799	8.00%	167.15%
Installment	1,380,015	2,185	83,540	6.05%	3,823.34%
Total consumer loans receivable	1,733,797	14,409	91,548	5.28%	635.35%
Loans and leases receivable (1)	7,536,489	48,081	128,736	1.71%	267.75%
Loans receivable, PPP	5,178,089	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	3,407,622	—	—	—%	—%
Total loans held for sale	46,106	643	—	—%	—%
Total portfolio	$16,168,306	$48,724	$128,736	0.80%	264.21%
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

Customers' asset quality table contains non-GAAP financial measures calculated using non-GAAP amounts. These measures all exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at March 31, 2021, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$16,168,306	$16,088,619	$29,046	$1,917	$48,724	$611	$49,335	0.30%	0.31%
Less: Loans receivable, PPP	5,178,089	5,178,089	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,990,217	$10,910,530	$29,046	$1,917	$48,724	$611	$49,335	0.45%	0.45%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$16,168,306	$48,724	$128,736	0.80%	264.21%
Less: Loans receivable, PPP	5,178,089	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,990,217	$48,724	$128,736	1.17%	264.21%
The total loan and lease portfolio was $16.2 billion at March 31, 2021 compared to $15.8 billion at December 31, 2020 and $48.7 million, or 0.30% of loans and leases, were non-performing at March 31, 2021 compared to $70.5 million, or 0.45% of loans and leases, at December 31, 2020. The loan and lease portfolio was supported by an ACL of $128.7 million (264.21% of NPLs and 0.80% of total loans and leases) and $144.2 million (204.48% of NPLs and 0.91% of total loans and leases), at March 31, 2021 and December 31, 2020, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	Change	% Change
Demand, non-interest bearing	$2,687,628	$2,356,998	$330,630	14.0%
Demand, interest bearing	3,228,941	2,384,691	844,250	35.4%
Savings, including MMDA	5,889,991	5,916,309	(26,318)	(0.4)%
Non-time deposits	11,806,560	10,657,998	1,148,562	10.8%
Time, $100,000 and over	511,250	470,923	40,327	8.6%
Time, other	154,630	181,008	(26,378)	(14.6)%
Time deposits	665,880	651,931	13,949	2.1%
Total deposits	$12,472,440	$11,309,929	$1,162,511	10.3%
Total deposits were $12.5 billion at March 31, 2021, an increase of $1.2 billion, or 10.3%, from $11.3 billion at December 31, 2020. Non-time deposits increased by $1.1 billion, or 10.8%, to $11.8 billion at March 31, 2021, from $10.7 billion at December 31, 2020. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $0.3 billion and interest bearing demand deposits of $0.8 billion. Savings, including MMDA decreased $26.3 million, or 0.4%, to $5.9 billion at March 31, 2021, from $5.9 billion at December 31, 2020. Time deposits increased $13.9 million, or 2.1%, to $665.9 million at March 31, 2021, from $651.9 million at December 31, 2020.
At March 31, 2021, the Bank had $0.9 billion in state and municipal deposits to which it had pledged $0.9 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

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
Short-term debt
Short-term debt at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$850,000	1.21%	$850,000	1.19%
Federal funds purchased	365,000	0.05%	250,000	0.09%
Total short-term debt	$1,215,000		$1,100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at March 31, 2021 and December 31, 2020, was as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$3,284,156	0.35%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$3,284,156		$4,415,016
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
The maximum borrowing capacity with the FHLB and FRB at March 31, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,492,783	$2,729,516
Total maximum borrowing capacity with the FRB (1)	183,124	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,258,271	3,363,364
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At March 31, 2021, Customers had $3.3 billion of borrowings under the PPPLF, with a borrowing capacity of up to $5.2 billion, which is the remaining face value (following forgiveness) of the qualifying loans Customers has originated under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2021 and December 31, 2020 were as follows:

		March 31, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,581	$24,552	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,557	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$124,138	$124,037

Customers Bancorp	Subordinated (1)(2)	$72,267	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,197	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,464	$181,394
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

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	33,519	32,986	533	1.6%
Additional paid in capital	515,318	455,592	59,726	13.1%
Retained earnings	438,802	438,581	221	0.1%
Accumulated other comprehensive income (loss), net	5,391	(5,764)	11,155	(193.5)%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$1,188,721	$1,117,086	$71,635	6.4%
Shareholders’ equity increased $71.6 million, or 6.4%, to $1.2 billion at March 31, 2021 when compared to shareholders' equity of $1.1 billion at December 31, 2020. The increase primarily resulted from increases of $59.7 million in additional paid in capital, $11.2 million in accumulated other comprehensive loss, net and $0.2 million in retained earnings.
The increase in additional paid in capital resulted from the sale of BMT that was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization of $31.9 million, merger related expense of $19.6 million in the form of restricted stock awards in BM Technologies' common stock to certain team members of BMT and $8.2 million from the share-based compensation expense and issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2021.
The increase in accumulated other comprehensive income (loss), net primarily resulted from an increase of $12.3 million and income tax effect of $3.2 million in the fair value of cash flow hedges due to changes in market interest rates and reclassification of $23.6 million in gains and income tax effect of $6.1 million from the sales of AFS debt securities during the three months ended March 31, 2021, partially offset by reclassification of $25.9 million in unrealized losses and income tax effect of $6.7 million resulting from the termination of derivatives designated as cash flow hedges of forecasted transactions that are deemed no longer probable of occurring during the three months ended March 31, 2021.

The increase in retained earnings resulted from net income of $36.6 million, offset by $3.4 million in preferred stock dividends and $33.0 million million of special dividends in connection with the divestiture of BMT. Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers common stock held as of the close of business on December 18, 2020 as special dividends. No fractional shares of BMT common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of March 31, 2021, Customers' borrowing capacity with the FHLB was $2.5 billion, of which $0.9 billion was utilized in borrowings and $0.9 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2020, Customers' borrowing capacity with the FHLB was $2.7 billion, of which $0.9 billion was utilized in borrowings and $1.2 billion of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2021 and December 31, 2020, Customers' borrowing capacity with the FRB was $183.1 million and $223.3 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of March 31, 2021, Customers had $3.3 billion in borrowings under the PPPLF.
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. The table below summarizes Customers' cash flows from continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) continuing operating activities	$200,384	$(34,932)	$235,316	(673.6)%
Net cash provided by (used in) continuing investing activities	(526,654)	(433,556)	(93,098)	21.5%
Net cash provided by (used in) continuing financing activities	171,071	512,385	(341,314)	(66.6)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(155,199)	$43,897	$(199,096)	(453.6)%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $200.4 million for the three months ended March 31, 2021 resulted from an increase in accrued interest payable and other liabilities of $135.7 million, net income from continuing operations of $74.6 million, a decrease of $21.0 million in accrued interest receivable and other assets, partially offset by net non-cash operating adjustments of $30.9 million.
Cash used in continuing operating activities of $34.9 million for the three months ended March 31, 2020 resulted from an increase of $99.0 million in accrued interest receivable and other assets, partially offset by an increase in accrued interest payable and other liabilities of $38.2 million, net non-cash operating adjustments of $17.4 million, and net income from continuing operations of $8.5 million.
Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $526.7 million for the three months ended March 31, 2021 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $486.2 million primarily from PPP loan originations, purchases of loans of $117.0 million and purchases of investment securities available for sale of $589.9 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $213.8 million, proceeds from sales of loans and leases of $39.5 million, proceeds from sales of investment securities of $353.9 million and proceeds from maturities, calls, and principal repayments on investment securities of $62.3 million.
Cash used in continuing investing activities of $433.6 million for the three months ended March 31, 2020 primarily resulted from net originations of mortgage warehouse loans of $271.1 million, purchases of loans of $193.4 million, and purchases of investment securities available for sale of $158.8 million, partially offset by a decrease in loans and leases, excluding mortgage warehouse loans of $175.0 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $171.1 million for the three months ended March 31, 2021 primarily resulted from net increases in deposits of $1.2 billion and $115 million in federal funds purchased, partially offset by a net decrease in borrowed funds from the PPPLF of $1.1 billion primarily from the forgiveness of PPP loans from the first two rounds.
Cash provided by continuing financing activities of $512.4 million for the three months ended March 31, 2020 primarily resulted from net increase in short-term borrowed funds from the FHLB of $410.0 million, net increase in short-term borrowed funds from the FRB of $175.0 million, and federal funds purchased of $167.0 million, partially offset by a decrease in deposits of $235.3 million, and preferred stock dividends paid of $3.6 million.
Cash flows from discontinued operations
The table below summarizes Customers' cash flows from discontinued operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) discontinued operating activities	$(22,791)	$(232)	$(22,559)	9,723.7%
Net cash provided by (used in) discontinued investing activities	—	62	(62)	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(22,791)	$(170)	$(22,621)	13,306.5%

Cash flows provided by (used in) discontinued operating activities
Cash used in discontinued operating activities of $22.8 million for the three months ended March 31, 2021 resulted from net loss of $38.0 million and a decrease in accrued interest payable and other liabilities of $40.7 million, offset in part by non-cash operating activities of $20.3 million and a decrease in other assets of $35.6 million.
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2021 and December 31, 2020, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,021,018	8.774%	$523,659	4.500%	N/A	N/A	$814,581	7.000%
Customers Bank	$1,365,443	11.745%	$523,182	4.500%	$755,708	6.500%	$813,839	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,238,489	10.643%	$698,212	6.000%	N/A	N/A	$989,134	8.500%
Customers Bank	$1,365,443	11.745%	$697,576	6.000%	$930,102	8.000%	$988,233	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,447,285	12.437%	$930,949	8.000%	N/A	N/A	$1,221,871	10.500%
Customers Bank	$1,523,681	13.106%	$930,102	8.000%	$1,162,627	10.000%	$1,220,758	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,238,489	8.478%	$584,359	4.000%	N/A	N/A	$584,359	4.000%
Customers Bank	$1,365,443	9.352%	$584,025	4.000%	$730,031	5.000%	$584,025	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of March 31, 2021, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 11 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.

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
As of March 31, 2021 and December 31, 2020, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	March 31, 2021	December 31, 2020
Commitments to fund loans and leases	$342,327	$262,153
Unfunded commitments to fund mortgage warehouse loans	2,156,029	1,933,067
Unfunded commitments under lines of credit and credit cards	1,196,988	1,009,031
Letters of credit	30,512	27,166
Other unused commitments	1,061	1,842
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
Customers recognized a credit or credit loss benefit on unfunded commitments of $1.3 million during the three months ended March 31, 2021 resulting in an ACL of $1.0 million as of March 31, 2021.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2022 and December 31, 2021, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2021 and December 31, 2020. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2021, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were only decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending March 31, 2022 and December 31, 2021, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	March 31, 2021	December 31, 2020
Up 3%	1.5%	(2.7)%
Up 2%	1.4%	(1.6)%
Up 1%	0.8%	(0.8)%
Down 1%	(0.1)%	1.4%
The net changes in net interest income in all scenarios are within Customers Bank's interest rate risk policy guidelines.
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at March 31, 2021, current market interest rates were only increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates were decreased immediately by 100 basis points due to the limitations of the current low interest rate environment that renders the Down 200 and Down 300 rate shocks impractical. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2021 and December 31, 2020, resulting from shocks to interest rates.

	From base
Rate Shocks	March 31, 2021	December 31, 2020
Up 3%	(4.0)%	(18.9)%
Up 2%	(0.8)%	(12.2)%
Up 1%	0.5%	(6.1)%
Down 1%	(9.4)%	(4.2)%
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
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2021.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2021, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2020 Form 10-K. There are no material changes from the risk factors included within the 2020 Form 10-K. The risks described within the 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Customers Bancorp did not purchase any shares of its common stock during the three months ended March 31, 2021 pursuant to an existing stock repurchase plan.
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
Special Dividends of BM Technologies, Inc. Common Stock
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc., a wholly owned subsidiary of Customers Bank, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of Megalith Financial Acquisition Corp., pursuant to an Agreement and Plan of Merger, dated August 6, 2020, as amended, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank and Customers Bancorp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” and began trading on the NYSE under the ticker symbol "BMTX".
Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 received an aggregate of 4,876,387 shares of BM Technologies' common stock in the form of a special dividend. Each holder of Customers common stock was entitled to receive 0.15389 shares of BM Technologies' common stock for each share of Customers common stock held as of the close of business on December 18, 2020. No fractional shares of BM Technologies' common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Certain team members of BMT also received 1,348,748 shares of BM Technologies' common stock in the form of severance payments.

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

2.2	*
Agreement and Plan of Merger by and between Megalith Financial Acquisition Corp., MFAC Merger Sub Inc., Customers Bank, and BankMobile Technologies, Inc., as the Company, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on August 6, 2020

2.3
First Amendment to Agreement and Plan Merger, dated November 2, 2020, by and among Megalith Financial Acquisition Corp., MFAC Merger Sub, Inc., Customers Bank, BankMobile Technologies, and Customers Bancorp, incorporated by reference to Exhibit 2.1 to the Customers Bancorp 8-K filed with the SEC on November 2, 2020

2.4
Second Amendment to Agreement and Plan Merger, dated December 8, 2020, by and among Megalith Financial Acquisition Corp., MFAC Merger Sub, Inc., Customers Bank, BankMobile Technologies, and Customers Bancorp, incorporated by reference to Exhibit 2.3 to the Customers Bancorp 8-K filed with the SEC on January 8, 2021

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

10.1
Transition Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.2
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.3
Deposit Processing Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.4
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.5
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

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 10, 2021	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 10, 2021	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)