Form 10-Q
period 2021-06-30
Customers Bancorp, Inc.
filed 2021-08-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
001-35542
(Commission File number)

(Exact name of registrant as specified in its charter)

Customers Bancorp, Inc.

Pennsylvania	27-2290659
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
701 Reading Avenue
West Reading, PA 19611
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 6, 2021, 32,373,955 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	81

Item 4.	Controls and Procedures	82

PART II

Item 1.	Legal Proceedings	84

Item 1A.	Risk Factors	84

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3.	Defaults Upon Senior Securities	84

Item 4.	Mine Safety Disclosures	84

Item 5.	Other Information	84

Item 6.	Exhibits	85

SIGNATURES		87

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CAA	The Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
Disbursement Business	One Account Student Checking and Refund Management Disbursement Services Business
ED	U.S. Department of Education
EPS	Earnings per share
ERISA	The Employee Retirement Income Security Act of 1974
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
GNMA	Government National Mortgage Association
Higher One	Higher One Holdings, Inc.
HTM	Held to maturity
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired

PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
UCC	Uniform Commercial Code
U.S. GAAP	Accounting principles generally accepted in the United States of America

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$36,837	$78,090
Interest earning deposits	393,663	615,264
Cash and cash equivalents	430,500	693,354
Investment securities, at fair value	1,526,792	1,210,285
Loans held for sale (includes $6,074 and $5,509, respectively, at fair value)	34,540	79,086
Loans receivable, mortgage warehouse, at fair value	2,855,284	3,616,432
Loans receivable, PPP	6,305,056	4,561,365
Loans and leases receivable	7,772,142	7,575,368
Allowance for credit losses on loans and leases	(125,436)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,807,046	15,608,989
FHLB, Federal Reserve Bank, and other restricted stock	39,895	71,368
Accrued interest receivable	90,009	80,412
Bank premises and equipment, net	10,391	11,225
Bank-owned life insurance	329,421	280,067
Goodwill and other intangibles	3,853	3,969
Other assets	362,661	338,438
Assets of discontinued operations	—	62,055
Total assets	$19,635,108	$18,439,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$2,699,869	$2,356,998
Interest bearing	11,174,070	8,952,931
Total deposits	13,873,939	11,309,929
Federal funds purchased	—	250,000
FHLB advances	—	850,000
Other borrowings	124,240	124,037
Subordinated debt	181,534	181,394
FRB PPP liquidity facility	3,865,865	4,415,016
Accrued interest payable and other liabilities	338,801	152,082
Liabilities of discontinued operations	—	39,704
Total liabilities	18,384,379	17,322,162
Commitments and contingencies (NOTE 14)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	217,471	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 33,633,875 and 32,985,707 shares issued as of June 30, 2021 and December 31, 2020; 32,353,256 and 31,705,088 shares outstanding as of June 30, 2021 and December 31, 2020	33,634	32,986
Additional paid in capital	519,294	455,592
Retained earnings	496,844	438,581
Accumulated other comprehensive income (loss), net	5,266	(5,764)
Treasury stock, at cost (1,280,619 shares as of June 30, 2021 and December 31, 2020)	(21,780)	(21,780)
Total shareholders’ equity	1,250,729	1,117,086
Total liabilities and shareholders’ equity	$19,635,108	$18,439,248
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans and leases	$153,608	$118,447	$305,725	$234,527
Investment securities	8,327	6,155	16,306	11,132
Other	946	616	1,965	4,902
Total interest income	162,881	125,218	323,996	250,561
Interest expense:
Deposits	15,653	23,238	31,311	57,591
FHLB advances	963	4,736	6,155	10,127
Subordinated debt	2,689	2,689	5,378	5,378
FRB PPP liquidity facility, federal funds purchased and other borrowings	4,819	2,573	9,664	4,163
Total interest expense	24,124	33,236	52,508	77,259
Net interest income	138,757	91,982	271,488	173,302
Provision for credit losses on loans and leases	3,291	20,946	372	52,732
Net interest income after provision for credit losses on loans and leases	135,466	71,036	271,116	120,570
Non-interest income:
Interchange and card revenue	84	193	169	463
Deposit fees	891	502	1,754	1,054
Commercial lease income	5,311	4,508	10,516	8,776
Bank-owned life insurance	2,765	1,757	4,444	3,519
Mortgage warehouse transactional fees	3,265	2,582	7,512	4,533
Gain (loss) on sale of SBA and other loans	1,900	23	3,475	34
Mortgage banking income	386	38	849	334
Gain (loss) on sale of investment securities	1,812	4,353	25,378	8,328
Unrealized gain (loss) on investment securities	1,746	1,200	2,720	(178)
Loss on sale of foreign subsidiaries	(2,840)	—	(2,840)	—
Unrealized gain (loss) on derivatives	(439)	(4,158)	2,098	(5,304)
Loss on cash flow hedge derivative terminations	—	—	(24,467)	—
Other	1,941	713	3,682	1,312
Total non-interest income	16,822	11,711	35,290	22,871
Non-interest expense:
Salaries and employee benefits	28,023	23,192	51,994	43,716
Technology, communication and bank operations	19,618	11,103	39,606	21,642
Professional services	8,234	2,974	14,523	6,519
Occupancy	2,482	2,639	5,103	5,252
Commercial lease depreciation	4,415	3,643	8,706	7,070
FDIC assessments, non-income taxes and regulatory fees	2,602	2,368	5,321	5,235
Merger and acquisition related expenses	—	—	418	—
Loan workout	102	1,808	(159)	2,175
Advertising and promotion	313	372	874	1,795
Other	5,034	1,692	6,364	5,354
Total non-interest expense	70,823	49,791	132,750	98,758
Income before income tax expense	81,465	32,956	173,656	44,683
Income tax expense	20,124	7,980	37,684	11,254
Net income from continuing operations	$61,341	$24,976	$135,972	$33,429

	(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from discontinued operations before income taxes	$—	$(3,190)	$(20,354)	$(9,911)
Income tax expense (benefit) from discontinued operations	—	(932)	17,682	(2,299)
Net loss from discontinued operations	—	(2,258)	(38,036)	(7,612)
Net income	61,341	22,718	97,936	25,817
Preferred stock dividends	3,299	3,581	6,690	7,196
Net income available to common shareholders	$58,042	$19,137	$91,246	$18,621

Basic earnings per common share from continuing operations	$1.80	$0.68	$4.03	$0.83
Basic earnings per common share	1.80	0.61	2.84	0.59
Diluted earnings per common share from continuing operations	1.72	0.68	3.88	0.83
Diluted earnings per common share	1.72	0.61	2.74	0.59
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$61,341	$22,718	$97,936	$25,817
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	592	35,315	992	26,217
Income tax effect	(154)	(9,182)	(258)	(6,816)
Reclassification adjustments for (gains) losses included in net income	(1,812)	(4,353)	(25,378)	(8,328)
Income tax effect	471	1,131	6,598	2,165
Net unrealized gains (losses) on available for sale debt securities	(903)	22,911	(18,046)	13,238
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	6	(6,369)	12,321	(34,066)
Income tax effect	(2)	1,684	(3,204)	9,035
Reclassification adjustment for (gains) losses included in net income	1,046	2,718	26,972	4,196
Income tax effect	(272)	(734)	(7,013)	(1,118)
Net unrealized gains (losses) on cash flow hedges	778	(2,701)	29,076	(21,953)
Other comprehensive income (loss), net of income tax effect	(125)	20,210	11,030	(8,715)
Comprehensive income (loss)	$61,216	$42,928	$108,966	$17,102
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2021	9,000,000	$217,471	32,238,762	$33,519	$515,318	$438,802	$5,391	$(21,780)	$1,188,721
Net income	—	—	—	—	—	61,341	—	—	61,341
Other comprehensive income (loss)	—	—	—	—	—	—	(125)	—	(125)
Preferred stock dividends (1)	—	—	—	—	—	(3,299)	—	—	(3,299)
Share-based compensation expense	—	—	—	—	4,264	—	—	—	4,264
Issuance of common stock under share-based compensation arrangements	—	—	114,494	115	(288)	—	—	—	(173)
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2020	9,000,000	$217,471	31,470,026	$32,751	$446,840	$319,529	$(30,175)	$(21,780)	$964,636
Net income	—	—	—	—	—	22,718	—	—	22,718
Other comprehensive income (loss)	—	—	—	—	—	—	20,210	—	20,210
Preferred stock dividends(1)	—	—	—	—	—	(3,581)	—	—	(3,581)
Share-based compensation expense	—	—	—	—	3,599	—	—	—	3,599
Issuance of common stock under share-based compensation arrangements	—	—	40,261	40	225	—	—	—	265
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,665	$338,665	$(9,965)	$(21,780)	$1,007,847
(1)Dividends per share of $0.350359, $0.336942, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended June 30, 2021. Dividends per share of $0.4375, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended June 30, 2020.

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	97,936	—	—	97,936
Other comprehensive income (loss)	—	—	—	—	—	—	11,030	—	11,030
Preferred stock dividends(1)	—	—	—	—	—	(6,690)	—	—	(6,690)
Sale of non-controlling interest in BMT (2)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (3)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (4)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	7,873	—	—	—	7,873
Issuance of common stock under share-based compensation arrangements	—	—	648,168	648	4,344	—	—	—	4,992
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect of change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	25,817	—	—	25,817
Other comprehensive income (loss)	—	—	—	—	—	—	(8,715)	—	(8,715)
Preferred stock dividends(1)	—	—	—	—	—	(7,196)	—		(7,196)
Share-based compensation expense	—	—	—	—	6,827	—	—	—	6,827
Issuance of common stock under share-based compensation arrangements	—	—	173,496	174	(380)	—	—	—	(206)
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,665	$338,665	$(9,965)	$(21,780)	$1,007,847
(1)Dividends per share of $0.69514, $0.743192, $0.806250, and $0.750 per share were declared on Series C, D, E, and F preferred stock for the six months ended June 30, 2021. Dividends per share of $0.8750, $0.81250, $0.806250, and $0.750 per share were declared on Series C, D, E, and F preferred stock for the six months ended June 30, 2020.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$135,972	$33,429
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Provision (benefit) for credit losses on loans and leases	372	52,732
Depreciation and amortization	10,735	14,319
Share-based compensation expense	7,645	7,278
Deferred taxes	3,494	(28,104)
Net amortization (accretion) of investment securities premiums and discounts	449	(364)
Unrealized (gain) loss on investment securities	(2,720)	178
(Gain) loss on sale of investment securities	(25,378)	(8,328)
Loss on sale of foreign subsidiaries	2,840	—
Unrealized (gain) loss on derivatives	(2,098)	5,304
Loss on cash flow hedge derivative terminations	24,467	—
Settlement of terminated cash flow hedge derivatives	(27,156)	—
(Gain) loss on sale of leased assets under lessor operating leases	132	—
Fair value adjustment on loans held for sale	(1,115)	1,450
(Gain) loss on sale of SBA and other loans	(4,256)	(426)
Origination of loans held for sale	(28,894)	(22,730)
Proceeds from the sale of loans held for sale	29,110	21,745
Amortization (accretion) of fair value discounts and premiums	(771)	(1,137)
Earnings on investment in bank-owned life insurance	(4,444)	(3,519)
(Increase) decrease in accrued interest receivable and other assets	55,839	(113,857)
Increase (decrease) in accrued interest payable and other liabilities	115,102	81,835
Net Cash Provided By Continuing Operating Activities	289,325	39,805
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	172,750	78,485
Proceed from sales of foreign subsidiaries	3,765	—
Proceeds from sales of investment securities available for sale	407,587	109,207
Purchases of investment securities available for sale	(890,186)	(280,410)
Origination of mortgage warehouse loans	(31,399,228)	(23,573,962)
Proceeds from repayments of mortgage warehouse loans	32,162,462	23,033,058
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(1,304,356)	(4,515,097)
Proceeds from sales of loans and leases	130,501	—
Purchase of loans	(737,336)	(211,096)
Purchases of bank-owned life insurance	(46,462)	—
Proceeds from bank-owned life insurance	1,999	—
Net proceeds from sale of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	31,473	(6,809)
Purchases of bank premises and equipment	(312)	(165)
Proceeds from sales of other real estate owned	45	77
Proceeds from sales of leased assets under lessor operating leases	6,106	—
Purchases of leased assets under lessor operating leases	(8,625)	(9,011)
Net Cash Used In Continuing Investing Activities	(1,469,817)	(5,375,723)
Cash Flows from Financing Activities
Net increase in deposits	2,564,010	2,316,939
Net increase (decrease) in short-term borrowed funds from the FHLB	(850,000)	—
Net increase (decrease) in federal funds purchased	(250,000)	(538,000)
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	(549,151)	4,419,967
Preferred stock dividends paid	(6,746)	(7,229)
Payments of employee taxes withheld from share-based awards	(2,294)	(1,067)
Proceeds from issuance of common stock	7,815	410
Proceeds from sale of non-controlling interest in BMT	26,795	—
Net Cash Provided By Continuing Financing Activities	940,429	6,191,020
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$(240,063)	$855,102

	(continued)

	Six Months Ended June 30,
	2021	2020
Discontinued Operations:
Net Cash Used In Operating Activities	$(22,791)	$(329)
Net Cash Provided By Investing Activities	—	52
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	(22,791)	(277)
Net Increase (Decrease) in Cash and Cash Equivalents	(262,854)	854,825
Cash and Cash Equivalents – Beginning	693,354	212,505
Cash and Cash Equivalents – Ending	$430,500	$1,067,330

Non-cash Operating and Investing Activities:
Transfer of loans to other real estate owned	$—	$31
Distribution of investment in BM Technologies common stock	32,983	—
Transfer of loans held for investment to held for sale	27,824	19,050
Transfer of loans held for sale to held for investment	55,684	—
Unsettled sales of investment securities	—	33,615
Unsettled purchases of investment securities	10,000	—
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas and Orlando, Florida. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which were sold in June 2021. See NOTE 6 – INVESTMENT SECURITIES for additional information.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2020 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2020 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (the "2020 Form 10-K"). The 2020 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable, PPP; Loans and Leases Receivable; PCD Loans and Leases; ACL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor and Lessee Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; and Loss Contingencies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and six months ended June 30, 2021.

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
• As of June 30, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• As of June 30, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
Customers received cash consideration of $23.1 million upon closing of the divestiture and $3.7 million of additional cash consideration in May 2021. Upon closing of the divestiture, the holders of Customers Bancorp's common stock who held their shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers Bancorp's common stock held as of the close of business on December 18, 2020 as special dividends. Certain team members of BMT also received 1,348,748 restricted shares of BM Technologies' common stock in the form of severance payments. The total stock consideration from the divestiture that were distributed to holders of Customers Bancorp's common stock and certain BMT team members represented 52% of the outstanding common stock of BM Technologies at the closing date of the divestiture.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Discontinued operations:
Non-interest income	$—	$16,254	$—	$32,327
Non-interest expense	—	19,444	20,354	42,238
Loss from discontinued operations before income taxes	—	(3,190)	(20,354)	(9,911)
Income tax expense (benefit)	—	(932)	17,682	(2,299)
Net loss from discontinued operations	$—	$(2,258)	$(38,036)	$(7,612)
The assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2020 were as follows:

(amounts in thousands)	December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,989
Premises and equipment, net	401
Goodwill and other intangibles	10,329
Other assets	48,336
Total assets of discontinued operations	$62,055

Carrying amounts of liabilities included as part of discontinued operations:
Borrowings from Customers Bank	$21,000
Accrued interest payable and other liabilities	18,704
Total liabilities of discontinued operations	$39,704
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $14.3 million and $27.9 million, respectively, to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in income from continuing operations during the three and six months ended June 30, 2021.

NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2021	2020	2021	2020
Net income from continuing operations available to common shareholders	$58,042	$21,395	$129,282	$26,233
Net loss from discontinued operations	—	(2,258)	(38,036)	(7,612)
Net income available to common shareholders	$58,042	$19,137	$91,246	$18,621

Weighted-average number of common shares outstanding – basic	32,279,625	31,477,591	32,082,878	31,434,371
Share-based compensation plans	1,461,843	148,180	1,211,197	191,298
Weighted-average number of common shares – diluted	33,741,468	31,625,771	33,294,075	31,625,669

Basic earnings (loss) per common share from continuing operations	$1.80	$0.68	$4.03	$0.83
Basic earnings (loss) per common share from discontinued operations	—	(0.07)	(1.19)	(0.24)
Basic earnings (loss) per common share	1.80	0.61	2.84	0.59

Diluted earnings (loss) per common share from continuing operations	$1.72	$0.68	$3.88	$0.83
Diluted earnings (loss) per common share from discontinued operations	—	(0.07)	(1.14)	(0.24)
Diluted earnings (loss) per common share	1.72	0.61	2.74	0.59
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation awards	711,000	3,813,959	463,145	3,674,506

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended June 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2021	$6,169	$(778)	$5,391
Unrealized gains (losses) arising during period, before tax	592	6	598
Income tax effect	(154)	(2)	(156)
Other comprehensive income (loss) before reclassifications	438	4	442
Reclassification adjustments for (gains) losses included in net income, before tax	(1,812)	1,046	(766)
Income tax effect	471	(272)	199
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(1,341)	774	(567)
Net current-period other comprehensive income (loss)	(903)	778	(125)
Balance - June 30, 2021	$5,266	$—	$5,266

	Three Months Ended June 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2020	$4,614	$(34,789)	$(30,175)
Unrealized gains (losses) arising during period, before tax	35,315	(6,369)	28,946
Income tax effect	(9,182)	1,684	(7,498)
Other comprehensive income (loss) before reclassifications	26,133	(4,685)	21,448
Reclassification adjustments for (gains) losses included in net income, before tax	(4,353)	2,718	(1,635)
Income tax effect	1,131	(734)	397
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(3,222)	1,984	(1,238)
Net current-period other comprehensive income (loss)	22,911	(2,701)	20,210
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)
(1)Reclassification amounts for AFS debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.

	Six Months Ended June 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	992	12,321	13,313
Income tax effect	(258)	(3,204)	(3,462)
Other comprehensive income (loss) before reclassifications	734	9,117	9,851
Reclassification adjustments for (gains) losses included in net income, before tax	(25,378)	26,972	1,594
Income tax effect	6,598	(7,013)	(415)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(18,780)	19,959	1,179
Net current-period other comprehensive income (loss)	(18,046)	29,076	11,030
Balance - June 30, 2021	$5,266	$—	$5,266

	Six Months Ended June 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	26,217	(34,066)	(7,849)
Income tax effect	(6,816)	9,035	2,219
Other comprehensive income (loss) before reclassifications	19,401	(25,031)	(5,630)
Reclassification adjustments for (gains) losses included in net income, before tax	(8,328)	4,196	(4,132)
Income tax effect	2,165	(1,118)	1,047
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(6,163)	3,078	(3,085)
Net current-period other comprehensive income	13,238	(21,953)	(8,715)
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)
(1)Reclassification amounts for AFS debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of June 30, 2021 and December 31, 2020 are summarized in the tables below:

	June 30, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$319,682	$3,649	$(377)	$322,954
U.S. government agencies securities	20,000	114	—	20,114
Agency-guaranteed residential mortgage-backed securities	10,620	—	(265)	10,355
Agency-guaranteed commercial mortgage-backed securities	2,206	—	(1)	2,205
Agency-guaranteed residential collateralized mortgage obligations	81,007	813	(62)	81,758
Agency-guaranteed commercial collateralized mortgage obligations	144,593	—	(1,752)	142,841
Collateralized loan obligations	162,960	148	(181)	162,927
Commercial mortgage-backed securities	23,054	33	—	23,087
Corporate notes (2)	345,909	4,974	(462)	350,421
Private label collateralized mortgage obligations	401,949	922	(1,295)	401,576
State and political subdivision debt securities (3)	8,543	11	—	8,554
Available for sale debt securities	$1,520,523	$10,664	$(4,395)	$1,526,792

	December 31, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$372,640	$4,515	$(10)	$377,145
U.S. government agencies securities	20,000	34	—	20,034
Agency-guaranteed residential mortgage-backed securities	61,178	1,913	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	139,985	916	(60)	140,841
Agency-guaranteed commercial collateralized mortgage obligations	20,965	—	(39)	20,926
Collateralized loan obligations	32,367	—	—	32,367
Corporate notes (2)	372,764	24,144	(164)	396,744
Private label collateralized mortgage obligations	136,943	423	(374)	136,992
State and political subdivision debt securities (3)	17,346	945	—	18,291
Available for sale debt securities	$1,174,188	$32,890	$(647)	1,206,431
Equity securities (4)				3,854
Total investment securities, at fair value				$1,210,285
(1)Accrued interest on AFS debt securities totaled $5.0 million and $4.2 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes corporate securities issued by domestic bank holding companies.
(3)Includes both taxable and non-taxable municipal securities.
(4)Includes equity securities issued by a foreign entity.

During the three and six months ended June 30, 2021, Customers recognized unrealized gains of $1.7 million and $2.7 million, respectively, on its equity securities. During the three and six months ended June 30, 2020, Customers recognized unrealized gains of $1.2 million and unrealized losses of $0.2 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income. In June 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income.
Proceeds from the sale of AFS securities were $53.7 million and $407.6 million for the three and six months ended June 30, 2021, respectively. Proceeds from the sale of AFS securities were $109.2 million during the three and six months ended June 30, 2020. Realized gains from the sale of AFS debt securities were $1.8 million and $25.4 million for the three and six months ended June 30, 2021, respectively. Realized gains from the sale of AFS debt securities were $4.4 million and $8.3 million for the three and six months ended June 30, 2020, respectively. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.

The following table shows debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2021
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,901	$5,032
Due after one year through five years	211,508	212,586
Due after five years through ten years	154,043	157,219
Due after ten years	4,000	4,252
Asset-backed securities	319,682	322,954
Collateralized loan obligations	162,960	162,927
Commercial mortgage-backed securities	23,054	23,087
Agency-guaranteed residential mortgage-backed securities	10,620	10,355
Agency-guaranteed commercial mortgage-backed securities	2,206	2,205
Agency-guaranteed residential collateralized mortgage obligations	81,007	81,758
Agency-guaranteed commercial collateralized mortgage obligations	144,593	142,841
Private label collateralized mortgage obligations	401,949	401,576
Total debt securities	$1,520,523	$1,526,792
Gross unrealized losses and fair value of Customers' AFS debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 were as follows:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$61,515	$(377)	$—	$—	$61,515	$(377)
Agency-guaranteed residential mortgage-backed securities	10,355	(265)	—	—	10,355	(265)
Agency-guaranteed commercial mortgage-backed securities	2,205	(1)	—	—	2,205	(1)
Agency-guaranteed residential collateralized mortgage obligations	18,158	(62)	—	—	18,158	(62)
Agency-guaranteed commercial collateralized mortgage obligations	142,841	(1,752)	—	—	142,841	(1,752)
Collateralized loan obligations	101,555	(181)	—	—	101,555	(181)
Corporate notes	67,230	(462)	—	—	67,230	(462)
Private label collateralized mortgage obligations	157,470	(1,295)	—	—	157,470	(1,295)
Total	$561,329	$(4,395)	$—	$—	$561,329	$(4,395)
At June 30, 2021, there were 38 AFS debt securities with unrealized losses in the less-than-twelve-month category and no AFS debt securities with unrealized losses in the twelve-month-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. All amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 38 securities, and it is not more likely than not that Customers will be required to sell any of the 38 securities before recovery of the amortized cost basis. At December 31, 2020, there were 16 AFS debt securities in an unrealized loss position.
At June 30, 2021 and December 31, 2020, Customers Bank had pledged investment securities aggregating $16.0 million and $18.8 million in fair value, respectively, as collateral primarily for an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

At June 30, 2021 and December 31, 2020, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	June 30, 2021	December 31, 2020
Commercial loans:
Commercial and industrial loans, at lower of cost or fair value	$—	$55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	—	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	643
Residential mortgage loans, at fair value	6,074	5,509
Installment loans, at lower of cost or fair value	27,959	—
Total consumer loans held for sale	34,540	6,152
Loans held for sale	$34,540	$79,086
Total loans held for sale as of June 30, 2021 and December 31, 2020 included NPLs of $0.5 million and $18.5 million, respectively.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2021 and December 31, 2020.

(amounts in thousands)	June 30, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$2,855,284	$3,616,432
Loans receivable, PPP	6,305,056	4,561,365
Loans receivable:
Commercial:
Multi-family	1,497,485	1,761,301
Commercial and industrial (1)	2,360,656	2,289,441
Commercial real estate owner occupied	653,649	572,338
Commercial real estate non-owner occupied	1,206,646	1,196,564
Construction	179,198	140,905
Total commercial loans and leases receivable	5,897,634	5,960,549
Consumer:
Residential real estate	266,911	317,170
Manufactured housing	57,904	62,243
Installment	1,549,693	1,235,406
Total consumer loans receivable	1,874,508	1,614,819
Loans and leases receivable (2)	7,772,142	7,575,368
Allowance for credit losses on loans and leases	(125,436)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$16,807,046	$15,608,989
(1)Includes direct finance equipment leases of $129.0 million and $108.0 million at June 30, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(223.1) million and $(54.6) million at June 30, 2021 and December 31, 2020, respectively.

Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $85.4 million and $76.6 million at June 30, 2021 and December 31, 2020, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2021 and December 31, 2020, there were $36.6 million and $59.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $6.3 billion and $4.6 billion of PPP loans outstanding as of June 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $41.1 million and $79.9 million for the three and six months ended June 30, 2021, respectively. Customers recognized interest income, including origination fees, of $11.7 million for the three and six months ended June 30, 2020.
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
At June 30, 2021 and December 31, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$—	$3,355	$15,004	$18,359	$1,479,126	$1,497,485
Commercial and industrial	4	1,318	6,415	7,737	2,352,919	2,360,656
Commercial real estate owner occupied	—	—	1,684	1,684	651,965	653,649
Commercial real estate non-owner occupied	—	12	—	12	1,206,634	1,206,646
Construction	—	—	—	—	179,198	179,198
Residential real estate	56	679	5,029	5,764	261,147	266,911
Manufactured housing	1,387	237	5,171	6,795	51,109	57,904
Installment	5,966	2,154	2,728	10,848	1,538,845	1,549,693
Total	$7,413	$7,755	$36,031	$51,199	$7,720,943	$7,772,142

	December 31, 2020
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$4,193	$5,224	$14,907	$24,324	$1,736,977	$1,761,301
Commercial and industrial	2,257	1,274	3,079	6,610	2,282,831	2,289,441
Commercial real estate owner occupied	864	1,324	2,370	4,558	567,780	572,338
Commercial real estate non-owner occupied	—	60	2,356	2,416	1,194,148	1,196,564
Construction	—	—	—	—	140,905	140,905
Residential real estate	6,640	1,827	1,856	10,323	306,847	317,170
Manufactured housing	1,518	673	1,951	4,142	58,101	62,243
Installment	6,161	3,430	81	9,672	1,225,734	1,235,406
Total	$21,633	$13,812	$26,600	$62,045	$7,513,323	$7,575,368
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The June 30, 2021 and December 31, 2020 tables exclude PPP loans of $6.3 billion and $4.6 billion, respectively, which are all current as of June 30, 2021 and December 31, 2020.
(3)Includes PCD loans of $11.7 million and $13.4 million at June 30, 2021 and December 31, 2020, respectively.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	June 30, 2021 (1)			December 31, 2020 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$21,595	$—	$21,595	$18,800	$2,928	$21,728
Commercial and industrial	6,486	231	6,717	6,384	2,069	8,453
Commercial real estate owner occupied	2,688	—	2,688	3,411	—	3,411
Commercial real estate non-owner occupied	—	—	—	2,356	—	2,356
Residential real estate	8,991	—	8,991	9,911	—	9,911
Manufactured housing	—	3,239	3,239	—	2,969	2,969
Installment	—	2,728	2,728	—	3,211	3,211
Total	$39,760	$6,198	$45,958	$40,862	$11,177	$52,039
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and six months ended June 30, 2021 and 2020. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the three and six months ended June 30, 2021 and 2020, respectively.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases for the three and six months ended June 30, 2021 and 2020 are presented in the tables below.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2021
Ending Balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736
Charge-offs	—	(2)	(1)	—	—	—	—	(7,958)	(7,961)
Recoveries	—	285	2	59	114	12	—	898	1,370
Provision (benefit) for credit losses	(2,998)	341	(1,472)	(4,306)	(1,574)	(922)	(428)	14,650	3,291
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Six Months Ended June 30, 2021
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(637)	(142)	—	—	(50)	—	(20,645)	(22,606)
Recoveries	—	545	9	69	119	22	—	2,730	3,494
Provision (benefit) for credit losses	(6,460)	(4,020)	(4,915)	(12,147)	(3,347)	(1,650)	(818)	33,729	372
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2020
Ending Balance, March 31, 2020	$8,750	$18,806	$8,527	$18,530	$1,934	$4,180	$4,987	$83,569	$149,283
Charge-offs	—	(20)	—	(2,801)	—	—	—	(8,304)	(11,125)
Recoveries	—	25	2	—	113	26	—	635	801
Provision (benefit) for credit losses	5,947	(6,509)	2,876	10,764	3,250	344	1,027	3,247	20,946
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905
Six Months Ended June 30, 2020
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle - CECL	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(117)	—	(15,598)	—	—	—	(14,550)	(30,265)
Recoveries	—	79	5	—	116	55	—	975	1,230
Provision (benefit) for credit losses	6,369	(3,975)	3,392	27,930	4,017	(241)	1,152	14,088	52,732
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905

At June 30, 2021, the ACL was $125.4 million, a decrease of $18.8 million from the December 31, 2020 balance of $144.2 million. The decrease resulted primarily from a decrease in provision for credit losses from continuing improvement in macroeconomic forecasts. The increase in ACL for the installment portfolio is mainly due to loan portfolio growth.

Troubled Debt Restructurings
At June 30, 2021 and December 31, 2020, there were $16.8 million and $16.1 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of June 30, 2021 and December 31, 2020, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At June 30, 2021, commercial and consumer deferments related to COVID-19 were $89.8 million and $8.4 million, respectively. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively.
The following table presents loans modified in a TDR by type of concession for the three and six months ended June 30, 2021 and 2020. There were no modifications that involved forgiveness of debt for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	2	$140	—	$—	6	$385
Interest-rate reductions	4	157	20	843	12	341	32	1,373
Other (1)	99	1,141	—	—	119	1,682	—	—
Total	103	$1,298	22	$983	131	$2,023	38	$1,758
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of June 30, 2021 and December 31, 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	June 30, 2021		June 30, 2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	7	$189	—	$—
Commercial real estate owner occupied	—	—	1	958
Residential real estate	1	43	4	313
Installment	15	247	—	—
Total loans	23	$479	5	$1,271
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 Financial Instruments - Credit Losses ("ASC 326") using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of June 30, 2021 and December 31, 2020, the amortized cost basis of PCD assets amounted to $11.7 million and $13.4 million, respectively.

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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of June 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$89,905	$135,133	$23,427	$243,767	$378,768	$534,970	$—	$—	$1,405,970
Special mention	—	—	—	—	12,100	8,979	—	—	21,079
Substandard	—	—	—	—	41,560	28,876	—	—	70,436
Doubtful	—	—	—	—			—	—	—
Total multi-family loans	$89,905	$135,133	$23,427	$243,767	$432,428	$572,825	$—	$—	$1,497,485
Commercial and industrial loans and leases:
Pass	$433,908	$417,713	$320,158	$102,737	$101,552	$102,040	$780,892	$—	$2,259,000
Special mention	18,883	4,335	6,364	214		234	14,333	—	44,363
Substandard	—	10,192	7,462	17,570	7,163	7,584	7,322	—	57,293
Doubtful	—	—	—	—	—		—	—	—
Total commercial and industrial loans and leases	$452,791	$432,240	$333,984	$120,521	$108,715	$109,858	$802,547	$—	$2,360,656
Commercial real estate owner occupied loans:
Pass	$121,180	$83,122	$164,925	$60,990	$60,542	$122,010	$672	$—	$613,441
Special mention	—	—	—	320	2,072	588	—	—	2,980
Substandard	—	—	7,087	9,538	9,012	11,591	—	—	37,228
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$121,180	$83,122	$172,012	$70,848	$71,626	$134,189	$672	$—	$653,649
Commercial real estate non-owner occupied:
Pass	$92,285	$158,983	$95,875	$68,193	$115,452	$395,022	$—	$—	$925,810
Special mention	—	21,925	11,229	22,002	99,469	43,573	—	—	198,198
Substandard	—	—	—	23,494	20,611	38,533	—	—	82,638
Doubtful	—	—	—		—	—	—	—	—
Total commercial real estate non-owner occupied loans	$92,285	$180,908	$107,104	$113,689	$235,532	$477,128	$—	$—	$1,206,646
Construction:
Pass	$3,311	$36,135	$122,833	$4,895	$—	$9,565	$949	$—	$177,688
Special mention	—	1,510	—	—	—	—	—	—	1,510
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$3,311	$37,645	$122,833	$4,895	$—	$9,565	$949	$—	$179,198
Total commercial loans and leases receivable	$759,472	$869,048	$759,360	$553,720	$848,301	$1,303,565	$804,168	$—	$5,897,634
Residential real estate loans:
Performing	$2,961	$10,493	$14,089	$11,887	$6,861	$95,687	$116,081	$—	$258,059
Non-performing	—	—	97	900	777	4,768	2,310	—	8,852
Total residential real estate loans	$2,961	$10,493	$14,186	$12,787	$7,638	$100,455	$118,391	$—	$266,911
Manufactured housing loans:
Performing	$—	$—	$296	$385	$76	$52,180	$—	$—	$52,937
Non-performing	—	—	—	—	—	4,967	—	—	4,967
Total manufactured housing loans	$—	$—	$296	$385	$76	$57,147	$—	$—	$57,904
Installment loans:
Performing	$515,870	$444,610	$509,216	$73,677	$2,668	$1,167	$—	$—	$1,547,208
Non-performing	6	594	1,609	219	7	50	—	—	2,485
Total installment loans	$515,876	$445,204	$510,825	$73,896	$2,675	$1,217	$—	$—	$1,549,693
Total consumer loans	$518,837	$455,697	$525,307	$87,068	$10,389	$158,819	$118,391	$—	$1,874,508
Loans and leases receivable	$1,278,309	$1,324,745	$1,284,667	$640,788	$858,690	$1,462,384	$922,559	$—	$7,772,142

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2020
(amounts in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$150,835	$23,716	$299,319	$535,510	$227,296	$420,809	$—	$—	$1,657,485
Special mention	—	—	—	20,901	10,394	26,708	—	—	58,003
Substandard	—	—	—	34,197	8,256	3,360	—	—	45,813
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$150,835	$23,716	$299,319	$590,608	$245,946	$450,877	$—	$—	$1,761,301
Commercial and industrial loans and leases:
Pass	$729,270	$373,050	$141,943	$116,793	$45,367	$71,502	$717,007	$—	$2,194,932
Special mention	13,200	1,117	436	113	516	21	17,524	—	32,927
Substandard	9,968	6,890	19,065	5,901	8,318	2,722	8,718	—	61,582
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$752,438	$381,057	$161,444	$122,807	$54,201	$74,245	$743,249	$—	$2,289,441
Commercial real estate owner occupied loans:
Pass	$82,343	$168,977	$72,615	$70,642	$46,510	$91,798	$741	$—	$533,626
Special mention	—	4,464	—	9,056	—	555	—	—	14,075
Substandard	—	2,848	9,499	342	2,231	9,717	—	—	24,637
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$82,343	$176,289	$82,114	$80,040	$48,741	$102,070	$741	$—	$572,338
Commercial real estate non-owner occupied:
Pass	$143,231	$105,430	$97,882	$157,835	$155,168	$313,559	$—	$—	$973,105
Special mention	39,994	—	—	66,745	24,218	14,613	—	—	145,570
Substandard	—	—	17,741	20,611	366	39,171	—	—	77,889
Doubtful	—	—		—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$183,225	$105,430	$115,623	$245,191	$179,752	$367,343	$—	$—	$1,196,564
Construction:
Pass	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Total commercial loans and leases receivable	$1,188,773	$791,958	$663,454	$1,038,646	$538,340	$994,535	$744,843	$—	$5,960,549
Residential real estate loans:
Performing	$6,708	$13,617	$6,810	$10,850	$38,143	$69,496	$161,576	$—	$307,200
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$6,708	$13,617	$6,970	$11,635	$39,493	$73,891	$164,856	$—	$317,170
Manufactured housing loans:
Performing	$—	$295	$609	$76	$41	$56,837	$—	$—	$57,858
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$295	$609	$76	$41	$61,222	$—	$—	$62,243
Installment loans:
Performing	$319,453	$791,235	$114,988	$4,736	$514	$1,204	$—	$—	$1,232,130
Non-performing	305	2,326	485	41	2	117	—	—	3,276
Total installment loans	$319,758	$793,561	$115,473	$4,777	$516	$1,321	$—	$—	$1,235,406
Total consumer loans	$326,466	$807,473	$123,052	$16,488	$40,050	$136,434	$164,856	$—	$1,614,819
Loans and leases receivable	$1,515,239	$1,599,431	$786,506	$1,055,134	$578,390	$1,130,969	$909,699	$—	$7,575,368

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Purchases (1)
Loans receivable, PPP	$460,456	$—	$621,487	$—
Residential real estate	—	—	—	495
Installment (2)	—	18,008	115,849	209,768
Total	$460,456	$18,008	$737,336	$210,263
Sales (3)
Multi-family	$19,443	$—	$19,443	$—
Commercial and industrial	10,059	—	28,990	—
Commercial real estate owner occupied	4,461	—	6,698	—
Commercial real estate non-owner occupied	—	—	18,366	—
Residential real estate	11,623	—	28,186	—
Installment	28,818	—	28,818	1,822
Total	$74,404	$—	$130,501	$1,822
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 102.0% and 98.5% of loans outstanding for the three months ended June 30, 2021 and 2020, respectively. The purchase price was 103.0% and 100.4% of loans outstanding for the six months ended June 30, 2021 and 2020, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the three months ended June 30, 2021 and 2020, loan sales resulted in net gains of $2.2 million and $0.3 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statement of income (loss). For the six months ended June 30, 2021 and 2020, loan sales resulted in net gains of $4.3 million and $0.4 million, respectively.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans, including PPP loans as collateral for borrowings from the FHLB and FRB in the amount of $7.1 billion and $8.5 billion at June 30, 2021 and December 31, 2020, respectively. PPP loans of $3.9 billion and $4.6 billion were pledged to the FRB in accordance with borrowing from the PPPLF at June 30, 2021 and December 31, 2020, respectively.

NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 2 months and 6 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2021	December 31, 2020
ASSETS
Operating lease ROU assets (1)	Other assets	$15,555	$16,578
LIABILITIES
Operating lease liabilities (1)	Other liabilities	$16,923	$18,005
(1) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2021	2020	2021	2020
Operating lease cost (1)(2)	Occupancy expenses	$1,130	$1,198	$2,247	$2,403
(1) There were no variable lease costs for the three and six months ended June 30, 2021 and 2020, and sublease income for operating leases is immaterial.
(2) Excludes operating lease costs of BMT included in loss from discontinued operations in the consolidated statement of income.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2021:

(amounts in thousands)	June 30, 2021
2021	$2,826
2022	5,097
2023	4,208
2024	3,177
2025	2,047
Thereafter	1,465
Total minimum payments	18,820
Less: interest	1,897
Present value of lease liabilities	$16,923
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2021. Cash paid pursuant to the operating lease liability was $1.4 million and $2.5 million for the three and six months ended June 30, 2021, respectively. Cash paid pursuant to the operating lease liability was $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at June 30, 2021 and December 31, 2020:

(amounts in thousands)	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases (1)	4.1 years	4.7 years

Weighted average discount rate
Operating leases (1)	2.67%	2.90%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2021 and December 31, 2020:

(amounts in thousands)	Classification	June 30, 2021	December 31, 2020
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$122,372	$104,982
Guaranteed residual assets	Loans and leases receivable	11,261	12,988
Unguaranteed residual assets	Loans and leases receivable	4,846	1,229
Deferred initial direct costs	Loans and leases receivable	503	560
Unearned income	Loans and leases receivable	(9,489)	(11,175)
Net investment in direct financing leases		$129,493	$108,584

Operating leases
Investment in operating leases	Other assets	$138,359	$131,791
Accumulated depreciation	Other assets	(35,568)	(28,919)
Deferred initial direct costs	Other assets	1,021	996
Net investment in operating leases		103,812	103,868
Total lease assets		$233,305	$212,452

COVID-19 Impact on Leases

Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At June 30, 2021, the book values of finance and operating leases with payment deferments were $28.1 million and $8.1 million, respectively. At December 31, 2020, the book values of finance and operating leases with payment deferments were $30.4 million and $15.2 million, respectively. The concessions did not have a material impact on interest income from leases for the three and six months ended June 30, 2021 and 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$850,000	1.19%
Federal funds purchased	—	—%	250,000	0.09%
Total short-term debt	$—		$1,100,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	June 30, 2021 (1)	December 31, 2020 (2)
FHLB advances
Maximum outstanding at any month end	$850,000	$910,000
Average balance during the period	500,273	809,788
Weighted-average interest rate during the period	2.48%	2.31%
Federal funds purchased
Maximum outstanding at any month end	365,000	842,000
Average balance during the period	44,171	239,481
Weighted-average interest rate during the period	0.07%	0.19%
(1)    For the six months ended June 30, 2021.
(2)    For the year ended December 31, 2020.
At June 30, 2021 and December 31, 2020, Customers Bank had aggregate availability under federal funds lines totaling $1.3 billion and $924.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$3,865,865	0.35%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$3,865,865		$4,415,016
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
The maximum borrowing capacity with the FHLB and FRB at June 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	June 30, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,387,172	$2,729,516
Total maximum borrowing capacity with the FRB (1)	197,894	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,156,850	3,363,364
(1)    Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At June 30, 2021, Customers had $3.9 billion of borrowings under the PPPLF, with a borrowing capacity of up to $6.3 billion, which is the face value of the qualifying loans Customers has originated or purchased and outstanding under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2021 and December 31, 2020 were as follows:

		June 30, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,612	$24,552	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,629	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$124,241	$124,037

Customers Bancorp	Subordinated (1)(2)	$72,313	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,221	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,534	$181,394
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2021 and December 31, 2020, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,082,396	9.560%	$509,472	4.500%	N/A	N/A	$792,512	7.000%
Customers Bank	$1,403,324	12.395%	$509,460	4.500%	$735,886	6.500%	$792,493	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,299,867	11.481%	$679,296	6.000%	N/A	N/A	$962,337	8.500%
Customers Bank	$1,403,324	12.395%	$679,279	6.000%	$905,706	8.000%	$962,313	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,502,069	13.267%	$905,729	8.000%	N/A	N/A	$1,188,769	10.500%
Customers Bank	$1,559,161	13.772%	$905,706	8.000%	$1,132,132	10.000%	$1,188,739	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,299,867	8.389%	$619,832	4.000%	N/A	N/A	$619,832	4.000%
Customers Bank	$1,403,324	9.070%	$618,871	4.000%	$773,589	5.000%	$618,871	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2021 and December 31, 2020:
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
The estimated fair values of Customers' financial instruments at June 30, 2021 and December 31, 2020 were as follows.

			Fair Value Measurements at June 30, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$430,500	$430,500	$430,500	$—	$—
Debt securities, available for sale	1,526,792	1,526,792	—	1,526,792	—
Loans held for sale	34,540	34,540	—	34,033	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,807,046	16,680,386	—	2,855,284	13,825,102
FHLB, Federal Reserve Bank and other restricted stock	39,895	39,895	—	39,895	—
Derivatives	38,289	38,289	—	37,988	301
Liabilities:
Deposits	$13,873,939	$13,874,284	$13,246,789	$627,495	$—
FRB PPP Liquidity Facility	3,865,865	3,865,865	—	3,865,865	—
Other borrowings	124,240	130,576	—	130,576	—
Subordinated debt	181,534	198,904	—	198,904	—
Derivatives	38,756	38,756	—	38,756	—

			Fair Value Measurements at December 31, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$693,354	$693,354	$693,354	$—	$—
Debt securities, available for sale	1,206,431	1,206,431	—	1,206,431	—
Equity securities	3,854	3,854	3,854	—	—
Loans held for sale	79,086	79,086	—	78,443	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	16,222,202	—	3,616,432	12,605,770
FHLB, Federal Reserve Bank and other restricted stock	71,368	71,368	—	71,368	—
Derivatives	54,223	54,223	—	54,023	200
Liabilities:
Deposits	$11,309,929	$11,312,494	$10,657,998	$654,496	$—
FRB PPP Liquidity Facility	4,415,016	4,415,016	—	4,415,016	—
Federal funds purchased	250,000	250,000	250,000	—	—
FHLB advances	850,000	852,442	—	852,442	—
Other borrowings	124,037	129,120	—	129,120	—
Subordinated debt	181,394	193,119	—	193,119	—
Derivatives	98,164	98,164	—	98,164	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$322,954	$—	$322,954
U.S. government agencies securities	—	20,114	—	20,114
Agency-guaranteed residential mortgage-backed securities	—	10,355	—	10,355
Agency-guaranteed commercial mortgage-backed securities	—	2,205	—	2,205
Agency-guaranteed residential collateralized mortgage obligations	—	81,758	—	81,758
Agency-guaranteed commercial collateralized mortgage obligations	—	142,841	—	142,841
Commercial mortgage-backed securities	—	23,087	—	23,087
Collateralized loan obligations	—	162,927	—	162,927
Corporate notes	—	350,421	—	350,421
Private label collateralized mortgage obligations	—	401,576	—	401,576
State and political subdivision debt securities	—	8,554	—	8,554
Derivatives	—	37,988	301	38,289
Loans held for sale – fair value option	—	6,074	—	6,074
Loans receivable, mortgage warehouse – fair value option	—	2,855,284	—	2,855,284
Total assets – recurring fair value measurements	$—	$4,426,138	$301	$4,426,439
Liabilities
Derivatives	$—	$38,756	$—	$38,756
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$27,959	$—	$27,959
Collateral-dependent loans	—	—	5,323	5,323
Total assets – nonrecurring fair value measurements	$—	$27,959	$5,323	$33,282

	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$377,145	$—	$377,145
U.S. government agencies securities	—	20,034	—	20,034
Agency-guaranteed residential mortgage–backed securities	—	63,091	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	—	140,841	—	140,841
Agency-guaranteed commercial collateralized mortgage obligations	—	20,926	—	20,926
Collateralized loan obligations	—	32,367	—	32,367
Corporate notes	—	396,744	—	396,744
Private label collateralized mortgage obligations	—	136,992	—	136,992
State and political subdivision debt securities	—	18,291	—	18,291
Equity securities	3,854	—	—	3,854
Derivatives	—	54,023	200	54,223
Loans held for sale – fair value option	—	5,509	—	5,509
Loans receivable, mortgage warehouse – fair value option	—	3,616,432	—	3,616,432
Total assets – recurring fair value measurements	$3,854	$4,882,395	$200	$4,886,449
Liabilities
Derivatives	$—	$98,164	$—	$98,164
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$55,683	$—	$55,683
Collateral-dependent loans	—	17,251	3,867	21,118
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$72,934	$3,902	$76,836
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
(amounts in thousands)	2021	2020
Balance at March 31	$196	$215
Issuances	301	52
Settlements	(196)	(215)
Balance at June 30	$301	$52

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
(amounts in thousands)	2021	2020
Balance at December 31	$200	$79
Issuances	497	267
Settlements	(396)	(294)
Balance at June 30	$301	$52
There were no transfers between levels during the three and six months ended June 30, 2021 and 2020.
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2021 and December 31, 2020 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
June 30, 2021
Collateral-dependent loans – real estate	$4,456	Collateral appraisal (1)	Liquidation expenses (2)	8% - 26% (10%)
Collateral-dependent loans – commercial and industrial	867	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 19% - 40% (21%)
Residential mortgage loan commitments	301	Adjusted market bid	Pull-through rate	75% - 95% (85%)
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
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the six months ended June 30, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At June 30, 2021, Customers had no interest rate derivative designated as cash flow hedges of interest rate risk.
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
At June 30, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million that were designated as fair value hedges of certain available for sale debt securities. During the six months ended June 30, 2021, Customers terminated 8 interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged available for sale debt securities. At December 31, 2020, Customers had 24 outstanding interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges.
As of June 30, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
	June 30,	December 31,	June 30,	December 31,
(amounts in thousands)	2021	2020	2021	2020
Available for sale debt securities	$80,500	$272,159	$846	$741

Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At June 30, 2021, Customers had 157 interest rate swaps with an aggregate notional amount of $1.4 billion and 12 interest rate caps with an aggregated notional amount of $205.4 million related to this program. At December 31, 2020, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and 12 interest rate caps with an aggregate notional amount of $204.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2021 and December 31, 2020, Customers had an outstanding notional balance of residential mortgage loan commitments of $6.0 million and $11.9 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At June 30, 2021 and December 31, 2020, Customers had outstanding notional balances of credit derivatives of $165.8 million and $177.2 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$846	Other liabilities	$—
Total		$846		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$36,795	Other liabilities	$38,367
Interest rate caps	Other assets	146	Other liabilities	146
Credit contracts	Other assets	201	Other liabilities	243
Residential mortgage loan commitments	Other assets	301	Other liabilities	—
Total		$37,443		$38,756

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$196	Other liabilities	$40,765
Total		$196		$40,765
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$741
Total		$—		$741
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$53,455	Other liabilities	$56,209
Interest rate caps	Other assets	46	Other liabilities	46
Credit contracts	Other assets	326	Other liabilities	403
Residential mortgage loan commitments	Other assets	200	Other liabilities	—
Total		$54,027		$56,658
Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2021 and 2020.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2021	2020	2021	2020
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(130)	$—	$4,777	$—
Recognized on hedged available for sale debt securities	Net interest income	130	—	(4,777)	—
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(376)	$(5,563)	$2,023	$(6,578)
Interest rate caps	Other non-interest income	—	—	—	—
Credit contracts	Other non-interest income	(63)	1,405	74	1,274
Residential mortgage loan commitments	Mortgage banking income	105	(164)	101	(27)
Total		$(334)	$(4,322)	$2,198	$(5,331)

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2021 and 2020.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(amounts in thousands)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$4	$(4,685)	Interest expense	$(1,046)	$(2,718)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$9,117	$(25,031)	Interest expense	$(2,505)	$(4,196)
	—	—	Other non-interest income	(24,467)	—
Total	$9,117	$(25,031)		$(26,972)	$(4,196)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2021, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $37.5 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $35.6 million of cash as collateral at June 30, 2021. Customers records cash posted as collateral with these counterparties, except with a central clearing party, as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
June 30, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$35,590	$—	$(35,590)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2020
Interest rate derivative assets with institutional counterparties	$199	$—	$—	$199

Interest rate derivative liabilities with institutional counterparties	$97,641	$—	$(97,641)	$—

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
NOTE 15 – SUBSEQUENT EVENTS

On July 28, 2021, Customers' board of directors approved a plan to redeem $ 82.5 million, or all of our outstanding shares of Series C Preferred Stock and Series D Preferred Stock. On August 6, 2021, Customers Bancorp completed an underwritten public offering of $100 million in aggregate principal amount of its 2.875% Fixed-to-Floating Rate Senior Notes due 2031 (the “Notes”). The price to the public was 100% of the principal amount of the Notes. The Company estimates the net proceeds from the sale of the Notes, after deducting discounts and commissions and estimated offering expenses payable by the Company, will be approximately $98.7 million. The Company intends to use the net proceeds from the offering to fund the redemption of all of the Company's outstanding Series C Preferred Stock and Series D Preferred Stock. The Company intends to use any remaining proceeds following the redemptions for general corporate purposes, which may include working capital, repaying indebtedness and providing capital to the Bank. The amounts the Company actually expends for any purpose may vary significantly depending upon numerous factors, including assessments of potential market opportunities and competitive developments. The offering of the Notes was made pursuant to the Company’s effective shelf registration statement on Form S-3 previously filed by the Company with the SEC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the adverse impact on the U.S. economy, including the markets in which we operate, of the coronavirus outbreak, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; and the effects of changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2020, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2021. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2020 Form 10-K.
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
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. As of June 30, 2021, Customers has helped thousands of small businesses by originating approximately $9.5 billion in PPP loans directly or through fintech partnerships.

In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2021, total commercial deferments declined to $89.8 million, or 0.8% of total loans and leases, excluding PPP loans, from a peak of $1.2 billion and total consumer deferments declined to $8.4 million, or 0.1% of total loans and leases, excluding PPP loans, from a peak of $108 million. Customers had no pending commercial loan deferment requests as of June 30, 2021. As of December 31, 2020, total commercial deferments were $202.1 million, or 1.8% of total loans and leases, excluding PPP loans. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule.

(dollars in thousands)	June 30, 2021	December 31, 2020
Loans held for sale (GAAP)	$34,540	$79,086
Loans receivable, mortgage warehouse, at fair value (GAAP)	2,855,284	3,616,432
Loans and leases receivable (GAAP)	14,077,198	12,136,733
Total loans and leases receivable (GAAP)	16,967,022	15,832,251
Less: Loans receivable, PPP	6,305,056	4,561,365
Total loans and leases, excluding PPP (Non-GAAP)	$10,661,966	$11,270,886

Commercial deferments (GAAP)	$89,800	$202,100
Consumer deferments (GAAP)	8,400	16,400
Total deferments (GAAP)	$98,200	$218,500

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	0.8%	1.8%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%	0.1%
Total deferments to total loans and leases, excluding PPP (Non-GAAP)	0.9%	1.9%
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0.00% to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers has been participating in these facilities and programs, and it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. As of June 30, 2021 and December 31, 2020, Customers had $3.9 billion and $4.4 billion in borrowings from the PPPLF, respectively.
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

Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2020 Form 10-K and updated in this Form 10-Q for the quarterly period ended June 30, 2021 in "NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.
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
Allowance for Credit Losses
Customers' ACL at June 30, 2021 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The net decrease in our estimated ACL as of June 30, 2021 as compared to our December 31, 2020 estimate was primarily attributable to the continuing improvement in macroeconomic forecasts affecting the commercial loan portfolio. The increase in ACL in our installment loan portfolio is mainly due to loan growth. There was a $3.3 million and $0.4 million provision for credit losses on loans and leases for the three and six months ended June 30, 2021, respectively, resulting in an ACL ending balance of $126.5 million ($125.4 million for loans and leases and $1.1 million for unfunded lending-related commitments) as of June 30, 2021.

To determine the ACL as of June 30, 2021, Customers utilized Moody's June 2021 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at June 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the first quarter forecasts of macroeconomic conditions used by Customers; the Federal Reserve maintaining a target range for the fed funds rate at 0.00% to 0.25% into 2023; the tapering of quantitative easing not beginning until 2022; an improving U.S. economy from $1.9 trillion of stimulus from the federal government enacted in March 2021 and a federal spending legislation on infrastructure and social benefits in the second half of 2021; and the acceleration in consumer prices is expected to be transitory along with the U.S. labor supply constraints. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections, hospitalizations and COVID-19 deaths diminish more slowly than the Baseline projections, leading to a much slower re-opening of the economy. Under this scenario, as an example, the unemployment rate is estimated at 6.9% and 9.0% at the end of 2021 and 2022, respectively. These numbers represent a 1.5% and 5.2% higher unemployment estimate than Baseline scenario projections of 5.4% and 3.7%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $49.7 million. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Net interest income	$138,757	$91,982	$46,775	50.9%	$271,488	$173,302	$98,186	56.7%
Provision for credit losses on loans and leases	3,291	20,946	(17,655)	(84.3)%	372	52,732	(52,360)	(99.3)%
Total non-interest income	16,822	11,711	5,111	43.6%	35,290	22,871	12,419	54.3%
Total non-interest expense	70,823	49,791	21,032	42.2%	132,750	98,758	33,992	34.4%
Income before income tax expense	81,465	32,956	48,509	147.2%	173,656	44,683	128,973	288.6%
Income tax expense	20,124	7,980	12,144	152.2%	37,684	11,254	26,430	234.8%
Net income from continuing operations	61,341	24,976	36,365	145.6%	135,972	33,429	102,543	306.7%
Loss from discontinued operations before income tax expense	—	(3,190)	3,190	(100.0)%	(20,354)	(9,911)	(10,443)	105.4%
Income tax expense (benefit) from discontinued operations	—	(932)	932	(100.0)%	17,682	(2,299)	19,981	(869.1)%
Net loss from discontinued operations	—	(2,258)	2,258	(100.0)%	(38,036)	(7,612)	(30,424)	399.7%
Net income	61,341	22,718	38,623	170.0%	97,936	25,817	72,119	279.3%
Preferred stock dividends	3,299	3,581	(282)	(7.9)%	6,690	7,196	(506)	(7.0)%
Net income available to common shareholders	$58,042	$19,137	$38,905	203.3%	$91,246	$18,621	$72,625	390.0%
Customers reported net income available to common shareholders of $58.0 million and $91.2 million for the three and six months ended June 30, 2021, respectively, compared to net income available to common shareholders of $19.1 million and $18.6 million for the three and six months ended June 30, 2020, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were as follows.
Net interest income
Net interest income increased $46.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as average interest-earning assets increased by $4.7 billion, and NIM increased by 33 basis point to 2.98% for the three months ended June 30, 2021 from 2.65% for the three months ended June 30, 2020. The increase in interest-earning assets was driven by increases in the origination of the latest round of PPP loans, commercial loans to mortgage companies, commercial and industrial loans and leases, investment securities and installment loans, offset in part by a decrease in multi-family loans. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. The shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment drove an 11 basis point decline in the yield on interest-earning assets and a 50 basis point decline in the cost of interest-bearing liabilities for the three months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $6.3 billion ($6.1 billion average balance) of PPP loans yielding 2.69% and related PPPLF borrowings of $3.9 billion ($3.9 billion average balance) costing 0.35%. Customers' total cost of funds, including non-interest bearing deposits was 0.54% and 0.99% for the three months ended June 30, 2021 and 2020, respectively.

Net interest income increased $98.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as average interest-earning assets increased by $5.8 billion, and NIM increased by 19 basis point to 2.99% for the six months ended June 30, 2021 from 2.80% for the six months ended June 30, 2020. The increase in interest-earning assets was driven by increases in the origination of PPP loans, commercial loans to mortgage companies, investment securities, commercial and industrial loans and leases and installment loans, offset in part by decreases in multi-family loans. The shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment drove a 48 basis point decline in the yield on interest-earning assets and a 80 basis point decline in the cost of interest-bearing liabilities for the six months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $6.3 billion ($5.4 billion average balance) of PPP loans yielding 3.00% and related PPPLF borrowings of $3.9 billion ($3.9 billion average balance) costing 0.35%. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. Customers' total cost of funds, including non-interest bearing deposits was 0.61% and 1.30% for the six months ended June 30, 2021 and 2020, respectively.
Provision for credit losses on loans and leases
The $17.7 million decrease in the provision for credit losses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflects the continuing improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020. Upon adoption of the CECL standard on January 1, 2020, the ACL for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The ACL on loans and leases held for investment represented 1.18% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Asset Quality), at June 30, 2021, compared to 2.20% at June 30, 2020. Net charge-offs for the three months ended June 30, 2021 were $6.6 million, or 16 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $10.3 million, or 32 basis points on an annualized basis, for the three months ended June 30, 2020. The decrease in net charge-offs for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily due to a charge-off of $2.8 million for one commercial real estate collateral dependent loan during the three months ended June 30, 2020.
The $52.4 million decrease in the provision for credit losses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, reflects the continuing improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020. Net charge-offs for the six months ended June 30, 2021 were $19.1 million, or 24 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $29.0 million, or 52 basis points on an annualized basis, for the six months ended June 30, 2020. The decrease in net charge-offs for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to a charge-off of $12.8 million for one commercial real estate collateral dependent loan during the six months ended June 30, 2020.
Non-interest income
The $5.1 million increase in non-interest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from increases of $3.7 million in unrealized gain (loss) on derivatives, $1.9 million in gain (loss) on sale of SBA and other loans, $1.2 million in other non-interest income, $1.0 million in bank-owned life insurance, $0.8 million in commercial lease income, $0.7 million in mortgage warehouse transactional fees and $0.5 million in unrealized gain (loss) on investment securities. These increases were offset in part by a $2.8 million loss from the sale of foreign subsidiaries and a decrease of $2.5 million in gain (loss) on sale of investment securities.
The $12.4 million increase in non-interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from increases of $17.1 million in gain (loss) on sale of investment securities, $7.4 million in unrealized gain (loss) on derivatives, $3.4 million in gain (loss) on sale of SBA and other loans, $3.0 million in mortgage warehouse transactional fees, $2.9 million in unrealized gain (loss) on investment securities, $2.4 million in other non-interest income, $1.7 million in commercial lease income and $0.9 million in bank-owned life insurance. These increases were offset in part by $24.5 million of loss on cash flow hedge derivative terminations and $2.8 million of loss on sale of foreign subsidiaries for the six months ended June 30, 2021.
Non-interest expense
The $21.0 million increase in non-interest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from increases of $8.5 million in technology, communication and bank operations, $5.3 million in professional services, $4.8 million in salaries and employee benefits, $3.3 million in other non-interest expense and $0.8 million in commercial lease depreciation. These increases were offset in part by a decrease of $1.7 million in loan workout expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

The $34.0 million increase in non-interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from increases of $18.0 million in technology, communication and bank operations, $8.3 million in salaries and employee benefits, $8.0 million in professional services and $1.6 million in commercial lease depreciation. These increases were offset in part by a decrease of $2.3 million in loan workout expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Income tax expense
Customers' effective tax rate from continuing operations was 24.7% for the three months ended June 30, 2021 compared to 24.2% for the three months ended June 30, 2020. The increase in the effective tax rate primarily resulted from an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
Customers' effective tax rate from continuing operations was 21.7% for the six months ended June 30, 2021 compared to 25.2% for the six months ended June 30, 2020. The decrease in the effective tax rate primarily resulted from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries for the six months ended June 30, 2021, offset in part by an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
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
Customers had no loss from discontinued operations, net of income taxes for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020. The $2.3 million decrease was a result of the divestiture of BMT during the three months ended March 31, 2021.
Customers' loss from discontinued operations, net of income taxes was $38.0 million for the six months ended June 30, 2021 compared to $7.6 million for the six months ended June 30, 2020. The $30.4 million increase primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the three months ended March 31, 2021. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
Preferred stock dividends
Preferred stock dividends were $3.3 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. Preferred stock dividends were $6.7 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2021 and 2020.
On June 15, 2020, the Series C Preferred Stock became floating at three-month LIBOR plus 5.300%, compared to a fixed rate of 7.00%. On March 15, 2021, the Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%.

NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2021 and 2020. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$646,342	$188	0.12%	$384,622	$113	0.12%	$—	$75	$75
Investment securities (1)	1,512,644	8,327	2.20%	705,389	6,155	3.49%	(2,900)	5,072	2,172
Loans and leases:
Commercial loans to mortgage companies	2,737,629	21,069	3.09%	2,456,067	17,740	2.91%	1,166	2,163	3,329
Multi-family loans	1,551,370	15,013	3.88%	2,009,847	19,345	3.87%	50	(4,382)	(4,332)
Commercial and industrial loans and leases (2)	2,878,045	25,786	3.59%	2,460,060	24,775	4.05%	(2,977)	3,988	1,011
PPP loans	6,133,184	41,137	2.69%	2,754,920	11,706	1.71%	9,374	20,057	29,431
Non-owner occupied commercial real estate loans	1,368,695	13,187	3.86%	1,392,131	13,179	3.81%	199	(191)	8
Residential mortgages	346,284	3,127	3.62%	429,609	3,771	3.53%	95	(739)	(644)
Installment loans	1,467,595	34,289	9.37%	1,288,999	27,931	8.72%	2,224	4,134	6,358
Total loans and leases (3)	16,482,802	153,608	3.74%	12,791,633	118,447	3.72%	10,131	25,030	35,161
Other interest-earning assets	57,208	758	5.32%	98,377	503	2.06%	536	(281)	255
Total interest-earning assets	18,698,996	162,881	3.49%	13,980,021	125,218	3.60%	7,767	29,896	37,663
Non-interest-earning assets	607,952			616,683
Assets of discontinued operations	—			78,880
Total assets	$19,306,948			$14,675,584
Liabilities
Interest checking accounts	$3,503,242	6,653	0.76%	$2,482,222	4,605	0.75%	64	1,984	2,048
Money market deposit accounts	4,859,614	5,650	0.47%	3,034,457	6,449	0.85%	(3,639)	2,840	(799)
Other savings accounts	1,456,777	2,076	0.57%	1,177,554	5,677	1.94%	(4,718)	1,117	(3,601)
Certificates of deposit	658,698	1,274	0.78%	1,734,062	6,507	1.51%	(2,293)	(2,940)	(5,233)
Total interest-bearing deposits (4)	10,478,331	15,653	0.60%	8,428,295	23,238	1.11%	(10,586)	3,001	(7,585)
FRB PPP liquidity facility	3,858,733	3,367	0.35%	942,258	822	0.35%	—	2,545	2,545
Borrowings	531,757	5,104	3.85%	2,282,761	9,176	1.62%	6,468	(10,540)	(4,072)
Total interest-bearing liabilities	14,868,821	24,124	0.65%	11,653,314	33,236	1.15%	(4,118)	(4,994)	(9,112)
Non-interest-bearing deposits (4)	2,889,781			1,890,955
Total deposits and borrowings	17,758,602		0.54%	13,544,269		0.99%
Other non-interest-bearing liabilities	328,251			88,913
Liabilities of discontinued operations	—			53,268
Total liabilities	18,086,853			13,686,450
Shareholders' equity	1,220,095			989,134
Total liabilities and shareholders' equity	$19,306,948			$14,675,584
Net interest income		138,757			91,982		$11,885	$34,890	$46,775
Tax-equivalent adjustment (5)		289			225
Net interest earnings		$139,046			$92,207
Interest spread			2.95%			2.61%
Net interest margin			2.98%			2.65%
Net interest margin tax equivalent (5)			2.98%			2.65%
Net interest margin tax equivalent, excluding PPP loans (6)			3.30%			2.97%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.47% and 0.91% for the three months ended June 30, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended June 30, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $46.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as average interest-earning assets increased by $4.7 billion, primarily related to PPP loan originations and increases in investment securities, installment loans, commercial and industrial loans and commercial loans to mortgage companies, partially offset by a decrease in multi-family loans as the loan mix improved year-over-year. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes, and market share gains from other banks.
The NIM increased by 33 basis point to 2.98% for the three months ended June 30, 2021 from 2.65% for the three months ended June 30, 2020 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019, and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 11 basis point decline in the yield on interest-earning assets and a 50 basis point decline in the cost of interest-bearing liabilities for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $6.3 billion ($6.1 billion average balance) of PPP loans yielding 2.69% and related PPPLF borrowings of $3.9 billion ($3.9 billion average balance) costing 0.35%. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. Customers' total cost of funds, including non-interest bearing deposits was 0.54% and 0.99% for the three months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$910,362	$490	0.11%	$578,435	$2,974	1.03%	$(3,577)	$1,093	$(2,484)
Investment securities (1)	1,435,529	16,306	2.27%	635,838	11,132	3.50%	(4,932)	10,106	5,174
Loans and leases:
Commercial loans to mortgage companies	2,928,802	44,860	3.09%	2,148,863	35,254	3.30%	(2,375)	11,981	9,606
Multi-family loans	1,619,891	30,861	3.84%	2,111,853	41,712	3.97%	(1,337)	(9,514)	(10,851)
Commercial and industrial loans and leases (2)	2,863,268	53,637	3.78%	2,460,435	53,513	4.37%	(7,835)	7,959	124
PPP loans	5,382,370	79,969	3.00%	1,377,460	11,706	1.71%	14,063	54,200	68,263
Non-owner occupied commercial real estate loans	1,358,871	25,981	3.86%	1,363,795	27,616	4.07%	(1,528)	(107)	(1,635)
Residential mortgages	359,815	6,612	3.71%	437,782	8,171	3.75%	(88)	(1,471)	(1,559)
Installment loans	1,396,126	63,805	9.22%	1,274,024	56,555	8.93%	1,835	5,415	7,250
Total loans and leases (3)	15,909,143	305,725	3.88%	11,174,212	234,527	4.22%	2,735	68,463	71,198
Other interest-earning assets	68,521	1,475	4.34%	89,890	1,928	4.31%	13	(466)	(453)
Total interest-earning assets	18,323,555	323,996	3.56%	12,478,375	250,561	4.04%	(5,761)	79,196	73,435
Non-interest-earning assets	594,936			565,304
Assets of discontinued operations	—			80,816
Total assets	$18,918,491			$13,124,495
Liabilities
Interest checking accounts	$3,099,725	12,252	0.80%	$1,888,160	9,221	0.98%	(1,946)	4,977	3,031
Money market deposit accounts	4,648,942	11,709	0.51%	3,335,006	22,662	1.37%	(17,698)	6,745	(10,953)
Other savings accounts	1,435,681	4,477	0.63%	1,159,479	11,483	1.99%	(9,238)	2,232	(7,006)
Certificates of deposit	662,447	2,873	0.87%	1,629,416	14,225	1.76%	(5,223)	(6,129)	(11,352)
Total interest-bearing deposits (4)	9,846,795	31,311	0.64%	8,012,061	57,591	1.45%	(34,105)	7,825	(26,280)
FRB PPP liquidity facility	3,899,996	6,769	0.35%	471,129	822	0.35%	—	5,947	5,947
Borrowings	850,024	14,428	3.42%	1,756,080	18,846	2.16%	7,955	(12,373)	(4,418)
Total interest-bearing liabilities	14,596,815	52,508	0.72%	10,239,270	77,259	1.52%	(26,150)	1,399	(24,751)
Non-interest-bearing deposits (4)	2,855,019			1,732,163
Total deposits and borrowings	17,451,834		0.61%	11,971,433		1.30%
Other non-interest-bearing liabilities	288,246			92,218
Liabilities of discontinued operations	—			53,600
Total liabilities	17,740,080			12,117,251
Shareholders' equity	1,178,411			1,007,244
Total liabilities and shareholders' equity	$18,918,491			$13,124,495
Net interest income		271,488			173,302		$20,389	$77,797	$98,186
Tax-equivalent adjustment (5)		581			430
Net interest earnings		$272,069			$173,732
Interest spread			2.96%			2.74%
Net interest margin			2.99%			2.79%
Net interest margin tax equivalent (5)			2.99%			2.80%
Net interest margin tax equivalent, excluding PPP loans (6)			3.14%			2.98%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.50% and 1.19% for the six months ended June 30, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the six months ended June 30, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $98.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as average interest-earning assets increased by $5.8 billion, primarily related to PPP loan originations, increases in commercial loans to mortgage companies, investment securities, commercial and industrial loans, and installment loans, partially offset by a decrease in multi-family loans as the loan mix improved year-over-year. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes, and market share gains from other banks.
The NIM increased by 19 basis point to 2.99% for the six months ended June 30, 2021 from 2.80% for the six months ended June 30, 2020 resulting from the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019, and the shift in the mix of interest-earning assets and interest-bearing liabilities drove a 48 basis point decline in the yield on interest-earning assets and a 80 basis point decline in the cost of interest-bearing liabilities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $6.3 billion ($5.4 billion average balance) of PPP loans yielding 3.00% and related PPPLF borrowings of $3.9 billion ($3.9 billion average balance) costing 0.35%. There was also PPP loan forgiveness from the first two rounds which accelerated the recognition of net deferred loan origination fees that contributed to the NIM increase. Customers' total cost of funds, including non-interest bearing deposits was 0.61% and 1.30% for the six months ended June 30, 2021 and 2020, respectively.
Customers' net interest margin tables contain non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and six months ended June 30, 2021 and 2020 is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income (GAAP)	$138,757	$91,982	$271,488	$173,302
Tax-equivalent adjustment	289	225	581	430
Net interest income tax equivalent (Non-GAAP)	139,046	92,207	272,069	173,732
Loans receivable, PPP net interest income	(35,785)	(9,308)	(70,627)	(9,308)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$103,261	$82,899	$201,442	$164,424

Average total interest-earning assets (GAAP)	$18,698,996	$13,980,021	$18,323,555	$12,478,375
Average PPP loans	(6,133,184)	(2,754,920)	(5,382,370)	(1,377,460)
Adjusted average total interest-earning assets (Non-GAAP)	$12,565,812	$11,225,101	$12,941,185	$11,100,915

Net interest margin (GAAP)	2.98%	2.65%	2.99%	2.79%
Net interest margin tax equivalent (Non-GAAP)	2.98%	2.65%	2.99%	2.80%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.30%	2.97%	3.14%	2.98%

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES
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

Customers recorded a provision for credit losses during the three months ended June 30, 2021, which resulted primarily from an increase in provision for consumer installment loans from continued growth, offset by a benefit or release of the reserve for the commercial loans from continued improvement in forecasts of macroeconomic conditions. Customers recorded a provision for credit losses of $3.3 million and $0.1 million for loans and leases and lending-related commitments, respectively, for the three months ended June 30, 2021. Customers recorded $20.9 million of provision for credit losses for loans and leases and a credit or release of the reserve of $0.4 million for lending-related commitments, respectively, for the three months ended June 30, 2020. The decrease resulted primarily from the impact of reserve build for the COVID-19 pandemic, portfolio growth, and net-charge-offs for the three months ended June 30, 2020. Net charge-offs for the three months ended June 30, 2021 were $6.6 million, or 16 basis points of average loans and leases on an annualized basis, primarily due to $8.0 million of charge-offs for consumer installment loans consistent with the loan growth. Net charge-offs for the three months ended June 30, 2020 were $10.3 million, or 32 basis points of average loans and leases on an annualized basis, primarily due to a partial charge off of $2.8 million for one commercial real estate collateral dependent loan and $8.3 million of charge-offs for consumer installment loans consistent with the loan growth.
Customers recorded $0.4 million of provision for credit losses for loans and leases and $1.2 million of credit or release of the reserve for lending-related commitments, respectively, for the six months ended June 30, 2021. Customers recorded $52.7 million and $0.4 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the six months ended June 30, 2020. Net charge-offs for the six months ended June 30, 2021 were $19.1 million, or 24 basis points of average loans and leases on an annualized basis, primarily due to $20.6 million of charge-offs for consumer installment loans consistent with the loan growth. Net charge-offs for the six months ended June 30, 2020 were $29.0 million, or 52 basis points of average loans and leases on an annualized basis, primarily due to partial charge offs totaling $15.6 million for two commercial real estate collateral dependent loans and $14.6 million of charge-offs for consumer installment loans consistent with the loan growth.
For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Interchange and card revenue	$84	$193	$(109)	(56.5)%	$169	$463	$(294)	(63.5)%
Deposit fees	891	502	389	77.5%	1,754	1,054	700	66.4%
Commercial lease income	5,311	4,508	803	17.8%	10,516	8,776	1,740	19.8%
Bank-owned life insurance	2,765	1,757	1,008	57.4%	4,444	3,519	925	26.3%
Mortgage warehouse transactional fees	3,265	2,582	683	26.5%	7,512	4,533	2,979	65.7%
Gain (loss) on sale of SBA and other loans	1,900	23	1,877	8,160.9%	3,475	34	3,441	10,120.6%
Mortgage banking income	386	38	348	915.8%	849	334	515	154.2%
Gain (loss) on sale of investment securities	1,812	4,353	(2,541)	(58.4)%	25,378	8,328	17,050	204.7%
Unrealized gain (loss) on investment securities	1,746	1,200	546	45.5%	2,720	(178)	2,898	(1,628.1)%
Loss on sale of foreign subsidiaries	(2,840)	—	(2,840)	NM	(2,840)	—	(2,840)	NM
Unrealized gain (loss) on derivatives	(439)	(4,158)	3,719	(89.4)%	2,098	(5,304)	7,402	(139.6)%
Loss on cash flow hedge derivative terminations	—	—	—	NM	(24,467)	—	(24,467)	NM
Other	1,941	713	1,228	172.2%	3,682	1,312	2,370	180.6%
Total non-interest income	$16,822	$11,711	$5,111	43.6%	$35,290	$22,871	$12,419	54.3%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $0.8 million increase in commercial lease income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from the continued growth of Customers' equipment finance business.

The $1.7 million increase in commercial lease income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.0 million increase in bank-owned life insurance income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 resulted from the increase in cash surrender value of existing and new policies and benefits paid by insurance carriers under the policies.
The $0.9 million increase in commercial lease income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted from the increase in cash surrender value of existing and new policies purchased and benefits paid by insurance carrier under the policies.
Mortgage warehouse transactional fees
The $0.7 million increase in mortgage warehouse transactional fees for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from a continued increase in refinancing activity driven by the decline in market interest rates that began in March 2020.
The $3.0 million increase in mortgage warehouse transactional fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from a continued increase in refinancing activity driven by the decline in market interest rates that began in March 2020.
Gain (loss) on sale of SBA and other loans
The $1.9 million increase in gain on sale of SBA and other loans for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects an increase in sales of $14.5 million of SBA loans and $28.8 million of installment loans during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
The $3.4 million increase in gain on sale of SBA and other loans for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflects an increase in sales of $35.7 million of SBA loans and $28.8 million of installment loans during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Gain (loss) on sale of investment securities
The $2.5 million decrease in gain on sale of investment securities for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects the gains realized from the sale of $53.7 million in AFS debt securities during the three months ended June 30, 2021 compared to $109.2 million during the three months ended June 30, 2020.
The $17.1 million increase in gain on sale of investment securities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflects the gains realized from the sale of $407.6 million in AFS debt securities during the six months ended June 30, 2021 compared to $109.2 million during the six months ended June 30, 2020.
Unrealized gain (loss) on investment securities
The $0.5 million increase in unrealized gain (loss) on investment securities for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects an increase in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for the three months ended June 30, 2021.
The $2.9 million increase in unrealized gain (loss) on investment securities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflects an increase in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for the six months ended June 30, 2021.
Loss on sale of foreign subsidiaries
The $2.8 million increase in loss on sale of foreign subsidiaries for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.

The $2.8 million increase in loss on sale of foreign subsidiaries for the six months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity in June 2021.
Unrealized gain (loss) on derivatives
The $3.7 million increase in unrealized gain (loss) on derivatives for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from increases of $4.0 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $0.3 million decrease in interest rate swap fees.
The $7.4 million increase in unrealized gain (loss) on derivatives for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from increases of $8.4 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $1.0 million decrease in interest rate swap fees.
Loss on cash flow hedge derivative terminations
The $24.5 million increase in loss on cash flow hedge derivative terminations for the six months ended June 30, 2021 compared to six months ended June 30, 2020 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $1.2 million increase in other non-interest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from a market value adjustment loss of $1.5 million on a commercial real estate loan held for sale during the three months ended June 30, 2020.
The $2.4 million increase in other non-interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from an increase of $0.8 million in gain from the sales of commercial lease assets and a market value adjustment loss of $1.5 million on a commercial real estate loan held for sale during the six months ended June 30, 2020.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Salaries and employee benefits	$28,023	$23,192	$4,831	20.8%	$51,994	$43,716	$8,278	18.9%
Technology, communication and bank operations	19,618	11,103	8,515	76.7%	39,606	21,642	17,964	83.0%
Professional services	8,234	2,974	5,260	176.9%	14,523	6,519	8,004	122.8%
Occupancy	2,482	2,639	(157)	(5.9)%	5,103	5,252	(149)	(2.8)%
Commercial lease depreciation	4,415	3,643	772	21.2%	8,706	7,070	1,636	23.1%
FDIC assessments, non-income taxes and regulatory fees	2,602	2,368	234	9.9%	5,321	5,235	86	1.6%
Merger and acquisition related expenses	—	—	—	—%	418	—	418	NM
Loan workout	102	1,808	(1,706)	(94.4)%	(159)	2,175	(2,334)	(107.3)%
Advertising and promotion	313	372	(59)	(15.9)%	874	1,795	(921)	(51.3)%
Other	5,034	1,692	3,342	197.5%	6,364	5,354	1,010	18.9%
Total non-interest expense	$70,823	$49,791	$21,032	42.2%	$132,750	$98,758	$33,992	34.4%
Salaries and employee benefits
The $4.8 million increase in salaries and employee benefits for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, an increase in incentive accruals tied to Customers' overall performance, increase in stock-based compensation related to new awards, and compensation expense associated with an executive's retirement and other one-time benefits.

The $8.3 million increase in salaries and employee benefits for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, increase in incentive accruals tied to Customers' overall performance, increase in stock-based compensation related to new awards and compensation expense associated with an executive's retirement and other one-time benefits.
Technology, communication, and bank operations
The $8.5 million increase in technology, communication, and bank operations expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from increases in deposit servicing fees and interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, due to higher deposits and debit card transactions.
The $18.0 million increase in technology, communication, and bank operations expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from increases in deposit servicing fees and interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, due to higher deposits and debit card transactions. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
Professional services
The $5.3 million increase in professional services for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to outside professional services used to support the PPP forgiveness process and our participation in the latest round of PPP.
The $8.0 million increase in professional services for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to outside professional services used to support the PPP forgiveness process and our participation in the latest round of PPP.
Commercial lease depreciation
The $0.8 million increase in commercial lease depreciation for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $1.6 million increase in commercial lease depreciation for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
Loan workout
The $1.7 million decrease in loan workout for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from expenses incurred for two commercial relationships during the three months ended June 30, 2020.
The $2.3 million decrease in loan workout for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from expenses incurred for two commercial relationships during the six months ended June 30, 2020.
Other non-interest expense
The $3.3 million increase in other non-interest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily resulted from increases in expenses related to the participation in the latest round of PPP, consumer installment servicing, and other miscellaneous expenses. The provision or addition to the reserve for unfunded commitments for the three months ended June 30, 2021 was $0.1 million, compared to a credit or release of the reserve for unfunded commitments of $0.4 million during the three months ended June 30, 2020.
The $1.0 million increase in other non-interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulted from increases in expenses related to the participation in the latest round of PPP, consumer installment servicing, and other miscellaneous expenses. These increases were offset by a credit or release of the reserve for unfunded commitments of $1.2 million during the six months ended June 30, 2021 compared to a provision or addition to the reserve for unfunded commitments of $0.4 million during the six months ended June 30, 2020.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Income before income tax expense	$81,465	$32,956	$48,509	147.2%	$173,656	$44,683	$128,973	288.6%
Income tax expense	20,124	7,980	12,144	152.2%	37,684	11,254	26,430	234.8%
Effective tax rate	24.70%	24.21%			21.70%	25.19%
The $12.1 million increase in income tax expense for the three months ended June 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income. The increase in the effective tax rate for the three months ended June 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
The $26.4 million increase in income tax expense for the six months ended June 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income. The decrease in the effective tax rate for the six months ended June 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries, offset in part by an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.

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
The table below presents the loss from discontinued operations, net of income taxes for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Loss from discontinued operations before income taxes	$—	$(3,190)	$3,190	(100.0)%	$(20,354)	$(9,911)	$(10,443)	105.4%
Income tax expense (benefit) from discontinued operations	—	(932)	932	(100.0)%	17,682	(2,299)	19,981	(869.1)%
Net loss from discontinued operations	$—	$(2,258)	$2,258	(100.0)%	$(38,036)	$(7,612)	$(30,424)	399.7%
Loss from discontinued operations, net of income tax expense (benefit) decreased $2.3 million for the three months ended June 30, 2021, when compared to the three months ended June 30, 2020 as the divestiture of BMT was completed on January 4, 2021.
Loss from discontinued operations increased $10.4 million for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020 due to restricted stock awards in BM Technologies' common stock distributed to certain team members of BMT in the form of severance payments and compensation costs for the restricted stock units of Customers Bancorp previously granted to certain team members of BMT that vested upon completion of the divestiture on January 4, 2021.

Income tax expense from discontinued operations increased $20.0 million for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020 resulting from the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by tax benefits related to the restricted stock awards in BM Technologies's common stock and vesting of restricted stock units of Customers Bancorp to certain team members of BMT.
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $14.3 million and $27.9 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three and six months ended June 30, 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.3 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended June 30, 2021 and 2020.
Preferred stock dividends were $6.7 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively. There were no changes to the amount of preferred stock outstanding during the six months ended June 30, 2021 and 2020.
On June 15, 2020, Series C Preferred Stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%.

Financial Condition
General
Customers' total assets were $19.6 billion at June 30, 2021. This represented a $1.2 billion increase from total assets of $18.4 billion at December 31, 2020. The increase in total assets was primarily driven by increases of $1.7 billion in PPP loans, $316.5 million in investment securities, and $196.8 million in loans and leases receivable, partially offset by decreases of $761.1 million in loans receivable, mortgage warehouse, at fair value and $262.9 million in cash and cash equivalents.
Total liabilities were $18.4 billion at June 30, 2021. This represented a $1.1 billion increase from $17.3 billion at December 31, 2020. The increase in total liabilities primarily resulted from increases of $2.6 billion in total deposits and $186.7 million in accrued interest payable and other liabilities, partially offset by decreases of $850.0 million in FHLB advances, $549.2 million in the PPPLF, and $250.0 million in federal funds purchased.

The following table presents certain key condensed balance sheet data as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020	Change	% Change
Cash and cash equivalents	$430,500	$693,354	$(262,854)	(37.9)%
Investment securities, at fair value	1,526,792	1,210,285	316,507	26.2%
Loans held for sale	34,540	79,086	(44,546)	(56.3)%
Loans receivable, mortgage warehouse, at fair value	2,855,284	3,616,432	(761,148)	(21.0)%
Loans receivable, PPP	6,305,056	4,561,365	1,743,691	38.2%
Loans and leases receivable	7,772,142	7,575,368	196,774	2.6%
Allowance for credit losses on loan and leases	(125,436)	(144,176)	18,740	(13.0)%
Other assets	362,661	338,438	24,223	7.2%
Assets of discontinued operations	—	62,055	(62,055)	(100.0)%
Total assets	19,635,108	18,439,248	1,195,860	6.5%
Total deposits	13,873,939	11,309,929	2,564,010	22.7%
Federal funds purchased	—	250,000	(250,000)	(100.0)%
FHLB advances	—	850,000	(850,000)	(100.0)%
Other borrowings	124,240	124,037	203	0.2%
Subordinated debt	181,534	181,394	140	0.1%
FRB PPP liquidity facility	3,865,865	4,415,016	(549,151)	(12.4)%
Accrued interest payable and other liabilities	338,801	152,082	186,719	122.8%
Liabilities of discontinued operations	—	39,704	(39,704)	(100.0)%
Total liabilities	18,384,379	17,322,162	1,062,217	6.1%
Total shareholders’ equity	1,250,729	1,117,086	133,643	12.0%
Total liabilities and shareholders’ equity	$19,635,108	$18,439,248	$1,195,860	6.5%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $36.8 million and $78.1 million at June 30, 2021 and December 31, 2020, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $393.7 million and $615.3 million at June 30, 2021 and December 31, 2020, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2020 primarily resulted from the redeployment of excess cash into interest-earning assets.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government; United States government agencies securities; asset-backed securities; collateralized loan obligations; private label collateralized mortgage obligations and commercial mortgage-backed securities, state and political subdivision debt securities and corporate notes. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.

At June 30, 2021, investment securities totaled $1.5 billion compared to $1.2 billion at December 31, 2020. The increase in investment securities primarily resulted from the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations and mortgage-backed securities, private label collateralized mortgage obligations, commercial mortgage-backed securities and corporate notes totaling $890.2 million, partially offset by the sale of $407.6 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations and mortgage-backed securities, corporate notes, and maturities, calls and principal repayments totaling $172.8 million for the six months ended June 30, 2021.
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

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas, and Orlando, Florida. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders nationwide.
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
As of June 30, 2021, Customers had $15.1 billion in commercial loans outstanding, totaling approximately 88.7% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $14.2 billion, comprising approximately 89.8% of its total loan and lease portfolio at December 31, 2020. Included in the $15.1 billion and $14.2 billion in commercial loans outstanding as of June 30, 2021 and December 31, 2020, respectively, were $6.3 billion and $4.6 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2021 and December 31, 2020, commercial loans to mortgage banking businesses totaled $2.9 billion and $3.6 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.

Customers intends to continue to deemphasize its lower-yielding multi-family loan portfolio, and invest in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers' multi-family lending group continues to focus on retaining a portfolio of high-quality multi-family loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2021, Customers had multi-family loans of $1.5 billion outstanding, comprising approximately 8.8% of the total loan and lease portfolio, compared to $1.8 billion, or approximately 11.1% of the total loan and lease portfolio, at December 31, 2020.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of June 30, 2021 and December 31, 2020, Customers had $310.0 million and $288.4 million, respectively, of equipment finance loans outstanding. As of June 30, 2021 and December 31, 2020, Customers had $129.0 million and $108.0 million of equipment finance leases, respectively. As of June 30, 2021 and December 31, 2020, Customers had $102.8 million and $102.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $35.6 million and $28.9 million, respectively.
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $6.3 billion and $4.6 billion of PPP loans outstanding as of June 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand, and less than $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage, and home equity loans to customers. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2021, Customers had $1.9 billion in consumer loans outstanding, or 11.3% of the total loan and lease portfolio, compared to $1.6 billion, or 10.3% of the total loan and lease portfolio, as of December 31, 2020.
Purchases and sales of loans were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Purchases (1)
Loan receivable, PPP	$460,456	$—	$621,487	$—
Residential real estate	—	—	—	495
Installment (2)	—	18,008	115,849	209,768
Total	$460,456	$18,008	$737,336	$210,263
Sales (3)
Multi-family	$19,443	$—	$19,443	$—
Commercial and industrial	10,059	—	28,990	—
Commercial real estate owner occupied	4,461	—	6,698	—
Commercial real estate non-owner occupied	—	—	18,366	—
Residential real estate	11,623	—	28,186	—
Installment	28,818	—	28,818	1,822
Total	$74,404	$—	$130,501	$1,822
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 102.0% and 98.5% of the loans' unpaid principal balance during the three months ended June 30, 2021 and 2020, respectively. The purchase price was 103.0% and 100.4% of the loans' unpaid principal balance during the six months ended June 30, 2021 and 2020, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)Amounts reported in the above table are the unpaid principal balance at time of sale. For the three months ended June 30, 2021 and 2020, loan sales resulted in net gains of $2.2 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, loan sales resulted in net gains of $4.3 million and $0.4 million, respectively.

Loans Held for Sale
The composition of loans held for sale as of June 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	June 30, 2021	December 31, 2020
Commercial loans:
Commercial and industrial loans, at lower of cost or fair value	$—	$55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	—	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	643
Residential mortgage loans, at fair value	6,074	5,509
Installment loans, at lower of cost or fair value	27,959	—
Total consumer loans held for sale	34,540	6,152
Loans held for sale	$34,540	$79,086
At June 30, 2021, loans held for sale totaled $34.5 million, or 0.2% of the total loan and lease portfolio, and $79.1 million, or 0.5% of the total loan and lease portfolio, at December 31, 2020.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$2,855,284	$3,616,432
Loans receivable, PPP	6,305,056	4,561,365
Loans receivable:
Commercial:
Multi-family	1,497,485	1,761,301
Commercial and industrial (1)	2,360,656	2,289,441
Commercial real estate owner occupied	653,649	572,338
Commercial real estate non-owner occupied	1,206,646	1,196,564
Construction	179,198	140,905
Total commercial loans and leases receivable	5,897,634	5,960,549
Consumer:
Residential real estate	266,911	317,170
Manufactured housing	57,904	62,243
Installment	1,549,693	1,235,406
Total consumer loans receivable	1,874,508	1,614,819
Loans and leases receivable (2)	7,772,142	7,575,368
Allowance for credit losses on loans and leases	(125,436)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$16,807,046	$15,608,989
(1)Includes direct finance equipment leases of $129.0 million and $108.0 million at June 30, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(223.1) million and $(54.6) million at June 30, 2021 and December 31, 2020, respectively.

Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $6.3 billion and $4.6 billion of PPP loans outstanding as of June 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $41.1 million and $79.9 million for the three and six months ended June 30, 2021, respectively. Customers recognized interest income, including origination fees, of $11.7 million for the three and six months ended June 30, 2020.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.9 billion and $3.6 billion at June 30, 2021 and December 31, 2020, respectively.
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
The provision for credit losses on loans and leases was $3.3 million and $20.9 million for the three months ended June 30, 2021 and 2020, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $125.4 million, or 1.61% of loans and leases receivable, excluding PPP loans, at June 30, 2021 and $144.2 million, or 1.90% of loans and leases receivable, at December 31, 2020. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from lower ACL for the commercial loan portfolio due to continued improvement in macroeconomic forecasts at June 30, 2021, as compared to the impact of reserve build for the COVID-19 pandemic at June 30, 2020, offset in part by the increase in ACL for the consumer installment loan portfolio due to loan growth. Net charge-offs were $6.6 million for the three months ended June 30, 2021, a decrease of $3.7 million compared to the same period in 2020. Commercial real estate non-owner occupied charge-offs for the three months ended June 30, 2020 were attributable to partial charge-offs of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders, which increased for the three months ended June 30, 2021 compared to the same period in 2020 consistent with the loan growth.

A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of June 30, 2021 and December 31, 2020 are set forth below.

(dollars in thousands)	June 30, 2021	December 31, 2020
Loans and leases receivable (GAAP)	$14,077,198	$12,136,733
Less: Loans receivable, PPP	6,305,056	4,561,365
Loans and leases held for investment, excluding PPP (Non-GAAP)	$7,772,142	$7,575,368

ACL for loans and leases (GAAP)	$125,436	$144,176

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.61%	1.90%
The table below presents changes in Customers' ACL for the periods indicated.
Analysis of the Allowance for Credit Losses on Loan and Leases

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$128,736	$149,283	$144,176	$56,379
Cumulative effect of change in accounting principle	—	—	—	79,829
Loan and lease charge-offs (1)
Multi-family	—	—	1,132	—
Commercial and industrial	2	20	637	117
Commercial real estate owner occupied	1	—	142	—
Commercial real estate non-owner occupied	—	2,801	—	15,598
Residential real estate	—	—	50	—
Installment	7,958	8,304	20,645	14,550
Total charge-offs	7,961	11,125	22,606	30,265
Loan and lease recoveries (1)
Commercial and industrial	285	25	545	79
Commercial real estate owner occupied	2	2	9	5
Commercial real estate non-owner occupied	59	—	69	—
Construction	114	113	119	116
Residential real estate	12	26	22	55
Installment	898	635	2,730	975
Total recoveries	1,370	801	3,494	1,230
Total net charge-offs	6,591	10,324	19,112	29,035
Provision for credit losses on loans and leases	3,291	20,946	372	52,732
Balance at the end of the period	$125,436	$159,905	$125,436	$159,905
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
Approximately 63% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At June 30, 2021, commercial and consumer deferments related to COVID-19 were $89.8 million and $8.4 million, respectively. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. Customers had no pending commercial loan deferment requests as of June 30, 2021.

Asset Quality at June 30, 2021

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,497,485	$1,475,890	$—	$—	$21,595	$—	$21,595	1.44%	1.44%
Commercial & industrial	2,360,656	2,352,618	1,321	—	6,717	276	6,993	0.28%	0.30%
Commercial real estate owner occupied	653,649	650,961	—	—	2,688	—	2,688	0.41%	0.41%
Commercial real estate non-owner occupied	1,206,646	1,206,634	12	—	—	—	—	—%	—%
Construction	179,198	179,198	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	5,897,634	5,865,301	1,333	—	31,000	276	31,276	0.53%	0.53%
Residential	266,911	257,347	573	—	8,991	35	9,026	3.37%	3.38%
Manufactured housing	57,904	51,107	1,625	1,933	3,239	156	3,395	5.59%	5.85%
Installment	1,549,693	1,538,845	8,120	—	2,728	—	2,728	0.18%	0.18%
Total consumer loans receivable	1,874,508	1,847,299	10,318	1,933	14,958	191	15,149	0.80%	0.81%
Loans and leases receivable (1)	7,772,142	7,712,600	11,651	1,933	45,958	467	46,425	0.59%	0.60%
Loans receivable, PPP	6,305,056	6,305,056	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,855,284	2,855,284	—	—	—	—	—	—%	—%
Total loans held for sale	34,540	34,011	22	—	507	—	507	1.47%	1.47%
Total portfolio	$16,967,022	$16,906,951	$11,673	$1,933	$46,465	$467	$46,932	0.27%	0.28%

Asset Quality at June 30, 2021 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,497,485	$21,595	$5,028	0.34%	23.28%
Commercial & industrial	2,360,656	6,717	8,127	0.34%	120.99%
Commercial real estate owner occupied	653,649	2,688	4,464	0.68%	166.07%
Commercial real estate non-owner occupied	1,206,646	—	7,374	0.61%	—%
Construction	179,198	—	2,643	1.47%	—%
Total commercial loans and leases receivable	5,897,634	31,000	27,636	0.47%	89.15%
Residential	266,911	8,991	2,299	0.86%	25.57%
Manufactured housing	57,904	3,239	4,372	7.55%	134.98%
Installment	1,549,693	2,728	91,129	5.88%	3,340.51%
Total consumer loans receivable	1,874,508	14,958	97,800	5.22%	653.83%
Loans and leases receivable (1)	7,772,142	45,958	125,436	1.61%	272.94%
Loans receivable, PPP	6,305,056	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,855,284	—	—	—%	—%
Total loans held for sale	34,540	507	—	—%	—%
Total portfolio	$16,967,022	$46,465	$125,436	0.74%	269.96%
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

Customers' asset quality table contains non-GAAP financial measures which exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to present the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at June 30, 2021, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$16,967,022	$16,906,951	$11,673	$1,933	$46,465	$467	$46,932	0.27%	0.28%
Less: Loans receivable, PPP	6,305,056	6,305,056	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,661,966	$10,601,895	$11,673	$1,933	$46,465	$467	$46,932	0.44%	0.44%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$16,967,022	$46,465	$125,436	0.74%	269.96%
Less: Loans receivable, PPP	6,305,056	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,661,966	$46,465	$125,436	1.18%	269.96%
The total loan and lease portfolio was $17.0 billion at June 30, 2021 compared to $15.8 billion at December 31, 2020, and $46.5 million, or 0.27% of loans and leases, were non-performing at June 30, 2021 compared to $70.5 million, or 0.45% of loans and leases, at December 31, 2020. The loan and lease portfolio was supported by an ACL of $125.4 million (269.96% of NPLs and 0.74% of total loans and leases) and $144.2 million (204.48% of NPLs and 0.91% of total loans and leases), at June 30, 2021 and December 31, 2020, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through digital banking, our white label relationship, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020	Change	% Change
Demand, non-interest bearing	$2,699,869	$2,356,998	$342,871	14.5%
Demand, interest bearing	4,206,355	2,384,691	1,821,664	76.4%
Savings, including MMDA	6,340,565	5,916,309	424,256	7.2%
Non-time deposits	13,246,789	10,657,998	2,588,791	24.3%
Time, $100,000 and over	501,213	470,923	30,290	6.4%
Time, other	125,937	181,008	(55,071)	(30.4)%
Time deposits	627,150	651,931	(24,781)	(3.8)%
Total deposits	$13,873,939	$11,309,929	$2,564,010	22.7%
Total deposits were $13.9 billion at June 30, 2021, an increase of $2.6 billion, or 22.7%, from $11.3 billion at December 31, 2020. Non-time deposits increased by $2.6 billion, or 24.3%, to $13.2 billion at June 30, 2021, from $10.7 billion at December 31, 2020. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $342.9 million and interest bearing demand deposits of $1.8 billion. Savings, including MMDA increased $424.3 million, or 7.2%, to $6.3 billion at June 30, 2021, from $5.9 billion at December 31, 2020. Time deposits decreased $24.8 million, or 3.8%, to $627.2 million at June 30, 2021, from $651.9 million at December 31, 2020.
At June 30, 2021, the Bank had $0.9 billion in state and municipal deposits to which it had pledged $0.9 billion of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

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
Short-term debt
Short-term debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$850,000	1.19%
Federal funds purchased	—	—%	250,000	0.09%
Total short-term debt	$—		$1,100,000
During the three months ended June 30, 2021, Customers repaid FHLB advances and federal funds purchased due to sufficient liquidity.
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$3,865,865	0.35%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$3,865,865		$4,415,016
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

The maximum borrowing capacity with the FHLB and FRB at June 30, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,387,172	$2,729,516
Total maximum borrowing capacity with the FRB (1)	197,894	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,156,850	3,363,364
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. At June 30, 2021, Customers had $3.9 billion of borrowings under the PPPLF, with a borrowing capacity of up to $6.3 billion, which is the remaining face value (following forgiveness) of the qualifying loans Customers has originated under the PPP. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2021 and December 31, 2020 were as follows:

		June 30, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior	$24,612	$24,552	4.500%	$25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,629	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$124,241	$124,037

Customers Bancorp	Subordinated (1)(2)	$72,313	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (1)(3)	109,221	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,534	$181,394
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

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020	Change	% Change
Preferred stock	$217,471	$217,471	$—	—%
Common stock	33,634	32,986	648	2.0%
Additional paid in capital	519,294	455,592	63,702	14.0%
Retained earnings	496,844	438,581	58,263	13.3%
Accumulated other comprehensive income (loss), net	5,266	(5,764)	11,030	(191.4)%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$1,250,729	$1,117,086	$133,643	12.0%
Shareholders’ equity increased $133.6 million, or 12.0%, to $1.3 billion at June 30, 2021 when compared to shareholders' equity of $1.1 billion at December 31, 2020. The increase primarily resulted from increases of $63.7 million in additional paid in capital, $58.3 million in retained earnings, and $11.0 million in accumulated other comprehensive income (loss), net.
The increase in additional paid in capital resulted from the sale of BMT that was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization of $31.9 million, merger related expense of $19.6 million in the form of restricted stock awards in BM Technologies' common stock to certain team members of BMT, $7.9 million from share-based compensation expense, and $4.3 million from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2021.
The increase in retained earnings resulted from net income of $97.9 million, offset in part by $6.7 million in preferred stock dividends and $33.0 million of special dividends in connection with the divestiture of BMT. Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers common stock held as of the close of business on December 18, 2020 as special dividends. No fractional shares of BMT common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Customers received $3.7 million of additional cash consideration in May 2021.

The increase in accumulated other comprehensive income (loss), net primarily resulted from an increase of $12.3 million and income tax effect of $3.2 million in the fair value of cash flow hedges due to changes in market interest rates and reclassification of $27.0 million in losses and income tax effect of $7.0 million from the termination of derivatives designated as cash flow hedges of forecasted transactions that are deemed no longer probable of occurring during the six months ended June 30, 2021, partially offset by reclassification of $25.4 million in gains and income tax effect of $6.6 million resulting from the sales of AFS debt securities during the six months ended June 30, 2021.
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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of June 30, 2021, Customers' borrowing capacity with the FHLB was $2.4 billion, and $0.9 billion of available capacity was utilized to collateralize state and municipal deposits. During the three months ended June 30, 2021, Customers repaid FHLB advances and federal funds purchased due to sufficient liquidity. As of December 31, 2020, Customers' borrowing capacity with the FHLB was $2.7 billion, of which $0.9 billion was utilized in borrowings and $1.2 billion of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2021 and December 31, 2020, Customers' borrowing capacity with the FRB was $197.9 million and $223.3 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of June 30, 2021, Customers had $3.9 billion in borrowings under the PPPLF.
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. The table below summarizes Customers' cash flows from continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) continuing operating activities	$289,325	$39,805	$249,520	626.9%
Net cash provided by (used in) continuing investing activities	(1,469,817)	(5,375,723)	3,905,906	(72.7)%
Net cash provided by (used in) continuing financing activities	940,429	6,191,020	(5,250,591)	(84.8)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(240,063)	$855,102	$(1,095,165)	(128.1)%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $289.3 million for the six months ended June 30, 2021 resulted from an increase in accrued interest payable and other liabilities of $115.1 million, net income from continuing operations of $136.0 million, a decrease of $55.8 million in accrued interest receivable and other assets, partially offset by net non-cash operating adjustments of $17.6 million.
Cash provided by continuing operating activities of $39.8 million for the six months ended June 30, 2020 resulted from an increase of $81.8 million in accrued interest payable and other liabilities, net income from continuing operations of $33.4 million, and net non-cash operating adjustments of $38.4 million, partially offset by an increase in accrued interest receivable and other assets of $113.8 million.

Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $1.5 billion for the six months ended June 30, 2021 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.3 billion primarily from PPP loan originations, purchases of loans of $737.3 million, purchases of investment securities available for sale of $890.2 million and purchases of bank-owned life insurance of $46.5 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $763.2 million, proceeds from sales of loans and leases of $130.5 million, proceeds from sales of investment securities available for sale of $407.6 million, proceeds from maturities, calls, and principal repayments of investment securities of $172.8 million and net proceeds from sale of FHLB, FRB, and other restricted stock of $31.5 million.
Cash used in continuing investing activities of $5.4 billion for the six months ended June 30, 2020 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $4.5 billion primarily related to PPP loan originations, net originations of mortgage warehouse loans of $540.9 million, purchases of investment securities available for sale of $280.4 million, and purchases of loans of $211.1 million, partially offset by proceeds from sales of investment securities available for sale of $109.2 million and proceeds from maturities, calls and principal repayments of investment securities of $78.5 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $940.4 million for the six months ended June 30, 2021 primarily resulted from net increases in deposits of $2.6 billion, partially offset by decreases in short-term borrowed funds from the FHLB and federal funds purchased of $1.1 billion and a net decrease in long-term borrowed funds from the PPPLF of $549.2 million primarily from the forgiveness of PPP loans from the first two rounds.
Cash provided by continuing financing activities of $6.2 billion for the six months ended June 30, 2020 primarily resulted from net increases in long-term borrowed funds from the PPPLF of $4.4 billion primarily to finance the PPP loan originations, and deposits of $2.3 billion, partially offset by a net decrease in federal funds purchased of $538.0 million.
Cash flows from discontinued operations
The table below summarizes Customers' cash flows from discontinued operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) discontinued operating activities	$(22,791)	$(329)	$(22,462)	6,827.4%
Net cash provided by (used in) discontinued investing activities	—	52	(52)	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(22,791)	$(277)	$(22,514)	8,127.8%

Cash flows provided by (used in) discontinued operating activities
Cash used in discontinued operating activities of $22.8 million for the six months ended June 30, 2021 resulted from a net loss of $38.0 million and a decrease in accrued interest payable and other liabilities of $40.7 million, offset in part by non-cash operating activities of $20.3 million and a decrease in other assets of $35.6 million.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2021 and December 31, 2020, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,082,396	9.560%	$509,472	4.500%	N/A	N/A	$792,512	7.000%
Customers Bank	$1,403,324	12.395%	$509,460	4.500%	$735,886	6.500%	$792,493	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,299,867	11.481%	$679,296	6.000%	N/A	N/A	$962,337	8.500%
Customers Bank	$1,403,324	12.395%	$679,279	6.000%	$905,706	8.000%	$962,313	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,502,069	13.267%	$905,729	8.000%	N/A	N/A	$1,188,769	10.500%
Customers Bank	$1,559,161	13.772%	$905,706	8.000%	$1,132,132	10.000%	$1,188,739	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,299,867	8.389%	$619,832	4.000%	N/A	N/A	$619,832	4.000%
Customers Bank	$1,403,324	9.070%	$618,871	4.000%	$773,589	5.000%	$618,871	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of June 30, 2021, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 11 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.

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
As of June 30, 2021 and December 31, 2020, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	June 30, 2021	December 31, 2020
Commitments to fund loans and leases	$233,896	$262,153
Unfunded commitments to fund mortgage warehouse loans	2,619,979	1,933,067
Unfunded commitments under lines of credit and credit cards	1,200,497	1,009,031
Letters of credit	24,299	27,166
Other unused commitments	1,061	1,842
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
Customers recognized a provision for credit losses on unfunded commitments of $0.1 million and a credit (benefit) to credit losses of $1.2 million during the three and six months ended June 30, 2021 resulting in an ACL of $1.1 million as of June 30, 2021.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2022 and December 31, 2021, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2021 and December 31, 2020. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2021, current market interest rates were increased immediately by 100, 200, and 300 basis points. In the current interest rate environment, particularly for short term rates, the Down 100 to Down 300 basis point scenarios are not shown due to the unrealistic and/or negative yield nature of the results. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending June 30, 2022 and December 31, 2021, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2021	December 31, 2020
Up 3%	2.0%	(2.7)%
Up 2%	2.3%	(1.6)%
Up 1%	0.6%	(0.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at June 30, 2021, current market interest rates were increased immediately by 100, 200, and 300 basis points. Due to the limitations of the current low interest rate environment, the Down 100, 200 and 300 basis point rate shocks are deemed impractical and not presented below. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2021 and December 31, 2020, resulting from shocks to interest rates.

	From base
Rate Shocks	June 30, 2021	December 31, 2020
Up 3%	29.5%	(18.9)%
Up 2%	25.6%	(12.2)%
Up 1%	12.7%	(6.1)%
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
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2021.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2021, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

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
Customers Bancorp did not purchase any shares of its common stock during the three and six months ended June 30, 2021 pursuant to an existing stock repurchase plan.
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

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on May 18, 2015

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on January 29, 2016

3.8
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016

3.9
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016

4.1
Fourth Supplemental Indenture dated as of August 6, 2021 between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Customers Bancorp’s Form 8-K filed with the SEC on August 6, 2021

4.2		Form of 2.875% Senior Note due 2031, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 6, 2021

10.1		Supplemental Executive Retirement Plan of Andrew Bowman, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.2		Supplemental Executive Retirement Plan of Carla A. Leibold, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.3		Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.4
Letter Agreement, dated as of June 29, 2021, by and between Customers Bancorp, Inc. and Richard A. Ehst, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on June 30, 2021

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

101
The following financial statements from the Customers’ Annual Report on Form 10-Q as of and for the year ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 9, 2021	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 9, 2021	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)