Form 10-Q
period 2021-09-30
Customers Bancorp, Inc.
filed 2021-11-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On November 5, 2021, 32,412,378 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	85

PART II

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	87

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	88

Item 5.	Other Information	88

Item 6.	Exhibits	89

SIGNATURES		91

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CAA	The Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit loss
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
Disbursement Business	One Account Student Checking and Refund Management Disbursement Services Business
ED	U.S. Department of Education
EPS	Earnings per share
ERISA	The Employee Retirement Income Security Act of 1974
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
Higher One	Higher One Holdings, Inc.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program

PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured overnight financing rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
UCC	Uniform Commercial Code
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$51,169	$78,090
Interest earning deposits	1,000,885	615,264
Cash and cash equivalents	1,052,054	693,354
Investment securities, at fair value	1,866,697	1,210,285
Loans held for sale (includes $12,159 and $5,509, respectively, at fair value)	29,957	79,086
Loans receivable, mortgage warehouse, at fair value	2,557,624	3,616,432
Loans receivable, PPP	4,957,357	4,561,365
Loans and leases receivable	7,970,599	7,575,368
Allowance for credit losses on loans and leases	(131,496)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,354,084	15,608,989
FHLB, Federal Reserve Bank, and other restricted stock	57,184	71,368
Accrued interest receivable	93,514	80,412
Bank premises and equipment, net	9,944	11,225
Bank-owned life insurance	331,423	280,067
Goodwill and other intangibles	3,794	3,969
Other assets	310,271	338,438
Assets of discontinued operations	—	62,055
Total assets	$19,108,922	$18,439,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,954,331	$2,356,998
Interest bearing	12,016,694	8,952,931
Total deposits	16,971,025	11,309,929
Federal funds purchased	—	250,000
FHLB advances	—	850,000
Other borrowings	223,151	124,037
Subordinated debt	181,603	181,394
FRB PPP liquidity facility	—	4,415,016
Accrued interest payable and other liabilities	448,844	152,082
Liabilities of discontinued operations	—	39,704
Total liabilities	17,824,623	17,322,162
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 and 9,000,000 shares issued as of September 30, 2021 and December 31, 2020; 5,700,000 and 9,000,000 shares outstanding as of September 30, 2021 and December 31, 2020;	137,794	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 33,818,595 and 32,985,707 shares issued as of September 30, 2021 and December 31, 2020; 32,537,976 and 31,705,088 shares outstanding as of September 30, 2021 and December 31, 2020	33,818	32,986
Additional paid in capital	525,894	455,592
Retained earnings	607,085	438,581
Accumulated other comprehensive income (loss), net	1,488	(5,764)
Treasury stock, at cost (1,280,619 shares as of September 30, 2021 and December 31, 2020)	(21,780)	(21,780)
Total shareholders’ equity	1,284,299	1,117,086
Total liabilities and shareholders’ equity	$19,108,922	$18,439,248
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans and leases	$233,097	$132,107	$538,822	$366,634
Investment securities	8,905	6,297	25,211	17,429
Other	849	1,246	2,814	6,149
Total interest income	242,851	139,650	566,847	390,212
Interest expense:
Deposits	15,915	18,347	47,226	75,939
FHLB advances	5	5,762	6,160	15,889
Subordinated debt	2,689	2,689	8,067	8,066
FRB PPP liquidity facility, federal funds purchased and other borrowings	4,350	5,413	14,014	9,576
Total interest expense	22,959	32,211	75,467	109,470
Net interest income	219,892	107,439	491,380	280,742
Provision for credit losses on loans and leases	13,164	12,955	13,536	65,688
Net interest income after provision for credit losses on loans and leases	206,728	94,484	477,844	215,054
Non-interest income:
Interchange and card revenue	83	92	252	555
Deposit fees	994	650	2,748	1,703
Commercial lease income	5,213	4,510	15,729	13,286
Bank-owned life insurance	1,988	1,746	6,432	5,265
Mortgage warehouse transactional fees	3,100	3,320	10,612	7,854
Gain (loss) on sale of SBA and other loans	5,359	286	8,834	320
Mortgage banking income	425	1,013	1,274	1,347
Gain (loss) on sale of investment securities	6,063	11,707	31,441	20,035
Unrealized gain (loss) on investment securities	—	238	2,720	60
Loss on sale of foreign subsidiaries	—	—	(2,840)	—
Unrealized gain (loss) on derivatives	524	549	2,622	(4,755)
Loss on cash flow hedge derivative terminations	—	—	(24,467)	—
Other	1,837	753	5,519	2,066
Total non-interest income	25,586	24,864	60,876	47,736
Non-interest expense:
Salaries and employee benefits	26,268	24,752	78,262	68,467
Technology, communication and bank operations	21,281	13,005	60,887	34,647
Professional services	8,249	4,421	22,772	10,939
Occupancy	2,704	3,368	7,807	8,620
Commercial lease depreciation	4,493	3,663	13,199	10,733
FDIC assessments, non-income taxes and regulatory fees	2,313	3,784	7,634	9,019
Merger and acquisition related expenses	—	658	418	658
Loan workout	198	846	39	3,020
Advertising and promotion	302	—	1,176	1,795
Deposit relationship adjustment fees	6,216	—	6,216	—
Other	7,985	1,788	14,349	7,145
Total non-interest expense	80,009	56,285	212,759	155,043
Income before income tax expense	152,305	63,063	325,961	107,747
Income tax expense	36,263	12,016	73,947	23,270
Net income from continuing operations	$116,042	$51,047	$252,014	$84,477

	(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from discontinued operations before income taxes	$—	$(347)	$(20,354)	$(10,259)
Income tax expense (benefit) from discontinued operations	—	185	17,682	(2,114)
Net loss from discontinued operations	—	(532)	(38,036)	(8,145)
Net income	116,042	50,515	213,978	76,332
Preferred stock dividends	2,981	3,430	9,671	10,626
Loss on redemption of preferred stock	2,820	—	2,820	—
Net income available to common shareholders	$110,241	$47,085	$201,487	$65,706

Basic earnings per common share from continuing operations	$3.40	$1.51	$7.44	$2.35
Basic earnings per common share	3.40	1.49	6.26	2.09
Diluted earnings per common share from continuing operations	3.25	1.50	7.15	2.33
Diluted earnings per common share	3.25	1.48	6.02	2.07
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$116,042	$50,515	$213,978	$76,332
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	958	(1,090)	1,950	25,127
Income tax effect	(249)	283	(507)	(6,533)
Reclassification adjustments for (gains) losses included in net income	(6,063)	(11,707)	(31,441)	(20,035)
Income tax effect	1,576	3,044	8,174	5,209
Net unrealized gains (losses) on available for sale debt securities	(3,778)	(9,470)	(21,824)	3,768
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	580	12,321	(33,486)
Income tax effect	—	(151)	(3,204)	8,884
Reclassification adjustment for (gains) losses included in net income	—	4,400	26,972	8,596
Income tax effect	—	(1,145)	(7,013)	(2,263)
Net unrealized gains (losses) on cash flow hedges	—	3,684	29,076	(18,269)
Other comprehensive income (loss), net of income tax effect	(3,778)	(5,786)	7,252	(14,501)
Comprehensive income (loss)	$112,264	$44,729	$221,230	$61,831
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729
Net income	—	—	—	—	—	116,042	—	—	116,042
Other comprehensive income (loss)	—	—	—	—	—	—	(3,778)	—	(3,778)
Preferred stock dividends (1)	—	—	—	—	—	(2,981)	—	—	(2,981)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Share-based compensation expense	—	—	—	—	3,289	—	—	—	3,289
Issuance of common stock under share-based compensation arrangements	—	—	184,720	184	3,311	—	—	—	3,495
Balance, September 30, 2021	5,700,000	$137,794	32,537,976	$33,818	$525,894	$607,085	$1,488	$(21,780)	$1,284,299

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2020	9,000,000	$217,471	31,510,287	$32,791	$450,665	$338,665	$(9,965)	$(21,780)	$1,007,847
Net income	—	—	—	—	—	50,515	—	—	50,515
Other comprehensive income (loss)	—	—	—	—	—	—	(5,786)	—	(5,786)
Preferred stock dividends (1)	—	—	—	—	—	(3,430)	—	—	(3,430)
Share-based compensation expense	—	—	—	—	2,028	—	—	—	2,028
Issuance of common stock under share-based compensation arrangements	—	—	44,837	45	272	—	—	—	317
Balance, September 30, 2020	9,000,000	$217,471	31,555,124	$32,836	$452,965	$385,750	$(15,751)	$(21,780)	$1,051,491
(1)Dividends per share of $0.346206, $0.332790, $0.335984, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended September 30, 2021. Dividends per share of $0.357778, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended September 30, 2020.
(2)Refer to NOTE 11 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	213,978	—	—	213,978
Other comprehensive income (loss)	—	—	—	—	—	—	7,252	—	7,252
Preferred stock dividends (1)	—	—	—	—	—	(9,671)	—	—	(9,671)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Sale of non-controlling interest in BMT (3)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (4)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (5)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	11,162	—	—	—	11,162
Issuance of common stock under share-based compensation arrangements	—	—	832,888	832	7,655	—	—	—	8,487
Balance, September 30, 2021	5,700,000	$137,794	32,537,976	$33,818	$525,894	$607,085	$1,488	$(21,780)	$1,284,299

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect of change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	76,332	—	—	76,332
Other comprehensive income (loss)	—	—	—	—	—	—	(14,501)	—	(14,501)
Preferred stock dividends (1)	—	—	—	—	—	(10,626)	—		(10,626)
Share-based compensation expense	—	—	—	—	8,855	—	—	—	8,855
Issuance of common stock under share-based compensation arrangements	—	—	218,333	219	(108)	—	—	—	111
Balance, September 30, 2020	9,000,000	$217,471	31,555,124	$32,836	$452,965	$385,750	$(15,751)	$(21,780)	$1,051,491
(1)Dividends per share of $1.041346, $1.075982, $1.142234, and $1.125 per share were declared on Series C, D, E, and F preferred stock for the nine months ended September 30, 2021. Dividends per share of $1.232778, $1.21875, $1.209375, and $1.125 per share were declared on Series C, D, E, and F preferred stock for the nine months ended September 30, 2020.
(2)Refer to NOTE 11 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.
(3)Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information about the sale of non-controlling interest in BMT including the reverse recapitalization of MFAC.
(4)Immediately after the closing of the BMT divestiture, Customers distributed all of its remaining investment in BM Technologies' common stock to its shareholders as special dividends, equivalent to 0.15389 of BM Technologies common stock for each share of Customers common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.
(5)At the closing of the BMT divestiture, certain team members of BMT received restricted stock awards in BM Technologies' common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$252,014	$84,477
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Provision for credit losses on loans and leases	13,536	65,688
Depreciation and amortization	16,221	13,491
Share-based compensation expense	11,194	9,474
Deferred taxes	7,051	(26,188)
Net amortization (accretion) of investment securities premiums and discounts	1,171	(449)
Unrealized (gain) loss on investment securities	(2,720)	(60)
(Gain) loss on sale of investment securities	(31,441)	(20,035)
Loss on sale of foreign subsidiaries	2,840	—
Unrealized (gain) loss on derivatives	(2,622)	4,755
Loss on cash flow hedge derivative terminations	24,467	—
Settlement of terminated cash flow hedge derivatives	(27,156)	—
(Gain) loss on sale of leased assets under lessor operating leases	763	—
Fair value adjustment on loans held for sale	(1,115)	—
(Gain) loss on sale of loans	(10,067)	194
Origination of loans held for sale	(55,093)	(50,941)
Proceeds from the sale of loans held for sale	49,674	47,009
Amortization (accretion) of loan net deferred fees, discounts and premiums	(149,647)	(2,106)
Earnings on investment in bank-owned life insurance	(6,432)	(5,265)
(Increase) decrease in accrued interest receivable and other assets	45,591	(123,609)
Increase (decrease) in accrued interest payable and other liabilities	136,295	77,355
Net Cash Provided By Continuing Operating Activities	274,524	73,790
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	258,418	156,759
Proceeds from sales of foreign subsidiaries	3,765	—
Proceeds from sales of investment securities available for sale	666,023	377,767
Purchases of investment securities available for sale	(1,423,959)	(1,024,345)
Origination of mortgage warehouse loans	(44,292,416)	(41,764,787)
Proceeds from repayments of mortgage warehouse loans	45,356,500	40,106,032
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	521,323	(4,733,097)
Proceeds from sales of loans and leases	260,851	23,390
Purchase of loans	(1,389,512)	(226,498)
Purchases of bank-owned life insurance	(46,462)	—
Proceeds from bank-owned life insurance	1,999	—
Net proceeds from sale of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	14,184	13,827
Purchases of bank premises and equipment	(418)	(4,182)
Proceeds from sales of other real estate owned	45	77
Proceeds from sales of leased assets under lessor operating leases	5,475	—
Purchases of leased assets under lessor operating leases	(16,691)	(11,432)
Net Cash Used In Continuing Investing Activities	(80,875)	(7,086,489)
Cash Flows from Financing Activities
Net increase in deposits	5,661,096	2,190,141
Net increase (decrease) in short-term borrowed funds from the FHLB	(850,000)	—
Net increase (decrease) in federal funds purchased	(250,000)	142,000
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	(4,415,016)	4,811,009
Proceeds from issuance of other long-term borrowings	98,799	—
Redemption of preferred stock	(82,497)	—
Preferred stock dividends paid	(8,794)	(10,661)
Payments of employee taxes withheld from share-based awards	(4,201)	(1,143)
Proceeds from issuance of common stock	11,660	635
Proceeds from sale of non-controlling interest in BMT	26,795	—
Net Cash Provided By Continuing Financing Activities	187,842	7,131,981
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$381,491	$119,282

	(continued)

	Nine Months Ended September 30,
	2021	2020
Discontinued Operations:
Net Cash Used In Operating Activities	$(22,791)	$(423)
Net Cash Provided By Investing Activities	—	52
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	(22,791)	(371)
Net Increase (Decrease) in Cash and Cash Equivalents	358,700	118,911
Cash and Cash Equivalents – Beginning	693,354	212,505
Cash and Cash Equivalents – Ending	$1,052,054	$331,416

Non-cash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$31
Distribution of investment in BM Technologies common stock	32,983	—
Transfer of loans held for investment to held for sale	17,155	18,336
Transfer of loans held for sale to held for investment	55,684	—
Unsettled purchases of investment securities	160,000	22,500
Transfer of multi-family loans held for sale to held for investment	—	401,144
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2020 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2020 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (the "2020 Form 10-K"). The 2020 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable, PPP; Loans and Leases Receivable; PCD Loans and Leases; ACL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor and Lessee Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; and Loss Contingencies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and nine months ended September 30, 2021.

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
Accounting and Reporting Considerations related to COVID-19
On March 27, 2020, the CARES Act was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy. The CARES Act includes the SBA's PPP designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks. Customers is a participant in the PPP. Section 4013 of the CARES Act also gives entities temporary relief from the accounting and disclosure requirements for TDRs under ASC 310-40 in certain situations. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022.
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
• As of September 30, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• As of September 30, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Discontinued operations:
Non-interest income	$—	$16,365	$—	$48,691
Non-interest expense	—	16,712	20,354	58,950
Loss from discontinued operations before income taxes	—	(347)	(20,354)	(10,259)
Income tax expense (benefit)	—	185	17,682	(2,114)
Net loss from discontinued operations	$—	$(532)	$(38,036)	$(8,145)
The assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2020 were as follows:

(amounts in thousands)	December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,989
Premises and equipment, net	401
Goodwill and other intangibles	10,329
Other assets	48,336
Total assets of discontinued operations	$62,055

Carrying amounts of liabilities included as part of discontinued operations:
Borrowings from Customers Bank	$21,000
Accrued interest payable and other liabilities	18,704
Total liabilities of discontinued operations	$39,704
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $15.1 million and $43.0 million, respectively, to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in income from continuing operations during the three and nine months ended September 30, 2021.

NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2021	2020	2021	2020
Net income from continuing operations available to common shareholders	$110,241	$47,617	$239,523	$73,851
Net loss from discontinued operations	—	(532)	(38,036)	(8,145)
Net income available to common shareholders	$110,241	$47,085	$201,487	$65,706

Weighted-average number of common shares outstanding – basic	32,449,853	31,517,504	32,206,547	31,462,284
Share-based compensation plans	1,418,700	218,807	1,281,125	203,743
Weighted-average number of common shares – diluted	33,868,553	31,736,311	33,487,672	31,666,027

Basic earnings (loss) per common share from continuing operations	$3.40	$1.51	$7.44	$2.35
Basic earnings (loss) per common share from discontinued operations	—	(0.02)	(1.18)	(0.26)
Basic earnings (loss) per common share	3.40	1.49	6.26	2.09

Diluted earnings (loss) per common share from continuing operations	$3.25	$1.50	$7.15	$2.33
Diluted earnings (loss) per common share from discontinued operations	—	(0.02)	(1.13)	(0.26)
Diluted earnings (loss) per common share	3.25	1.48	6.02	2.07
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation awards	710,000	862,417	711,000	862,417

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended September 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2021	$5,266	$—	$5,266
Unrealized gains (losses) arising during period, before tax	958	—	958
Income tax effect	(249)	—	(249)
Other comprehensive income (loss) before reclassifications	709	—	709
Reclassification adjustments for (gains) losses included in net income, before tax	(6,063)	—	(6,063)
Income tax effect	1,576	—	1,576
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(4,487)	—	(4,487)
Net current-period other comprehensive income (loss)	(3,778)	—	(3,778)
Balance - September 30, 2021	$1,488	$—	$1,488

	Three Months Ended September 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2020	$27,525	$(37,490)	$(9,965)
Unrealized gains (losses) arising during period, before tax	(1,090)	580	(510)
Income tax effect	283	(151)	132
Other comprehensive income (loss) before reclassifications	(807)	429	(378)
Reclassification adjustments for (gains) losses included in net income, before tax	(11,707)	4,400	(7,307)
Income tax effect	3,044	(1,145)	1,899
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(8,663)	3,255	(5,408)
Net current-period other comprehensive income (loss)	(9,470)	3,684	(5,786)
Balance - September 30, 2020	$18,055	$(33,806)	$(15,751)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.

	Nine Months Ended September 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	1,950	12,321	14,271
Income tax effect	(507)	(3,204)	(3,711)
Other comprehensive income (loss) before reclassifications	1,443	9,117	10,560
Reclassification adjustments for (gains) losses included in net income, before tax	(31,441)	26,972	(4,469)
Income tax effect	8,174	(7,013)	1,161
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(23,267)	19,959	(3,308)
Net current-period other comprehensive income (loss)	(21,824)	29,076	7,252
Balance - September 30, 2021	$1,488	$—	$1,488

	Nine Months Ended September 30, 2020
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2019	$14,287	$(15,537)	$(1,250)
Unrealized gains (losses) arising during period, before tax	25,127	(33,486)	(8,359)
Income tax effect	(6,533)	8,884	2,351
Other comprehensive income (loss) before reclassifications	18,594	(24,602)	(6,008)
Reclassification adjustments for (gains) losses included in net income, before tax	(20,035)	8,596	(11,439)
Income tax effect	5,209	(2,263)	2,946
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(14,826)	6,333	(8,493)
Net current-period other comprehensive income	3,768	(18,269)	(14,501)
Balance - September 30, 2020	$18,055	$(33,806)	$(15,751)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.
NOTE 6 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of September 30, 2021 and December 31, 2020 are summarized in the tables below:

	September 30, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$225,182	$400	$(125)	$225,457
Agency-guaranteed residential mortgage-backed securities	9,924	—	(258)	9,666
Agency-guaranteed commercial mortgage-backed securities	2,184	10	—	2,194
Agency-guaranteed residential collateralized mortgage obligations	102,110	174	(90)	102,194
Agency-guaranteed commercial collateralized mortgage obligations	143,858	56	(2,106)	141,808
Collateralized loan obligations	315,501	110	(109)	315,502
Commercial mortgage-backed securities	28,035	53	—	28,088
Corporate notes (2)	437,179	4,260	(547)	440,892
Private label collateralized mortgage obligations	588,017	601	(1,377)	587,241
State and political subdivision debt securities (3)	8,539	116	—	8,655
Available for sale debt securities	$1,860,529	$5,780	$(4,612)	1,861,697
Equity securities (4)				5,000
Total investment securities, at fair value				$1,866,697

	December 31, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$372,640	$4,515	$(10)	$377,145
U.S. government agencies securities	20,000	34	—	20,034
Agency-guaranteed residential mortgage-backed securities	61,178	1,913	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	139,985	916	(60)	140,841
Agency-guaranteed commercial collateralized mortgage obligations	20,965	—	(39)	20,926
Collateralized loan obligations	32,367	—	—	32,367
Corporate notes (2)	372,764	24,144	(164)	396,744
Private label collateralized mortgage obligations	136,943	423	(374)	136,992
State and political subdivision debt securities (3)	17,346	945	—	18,291
Available for sale debt securities	$1,174,188	$32,890	$(647)	1,206,431
Equity securities (4)				3,854
Total investment securities, at fair value				$1,210,285
(1)Accrued interest on AFS debt securities totaled $6.3 million and $4.2 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes corporate securities issued by domestic bank holding companies.
(3)Includes both taxable and non-taxable municipal securities.
(4)Includes perpetual preferred stock issued by a domestic bank without a readily determinable fair value at September 30, 2021 and equity securities issued by a foreign entity with readily determinable fair value at December 31, 2020. No impairments or measurement adjustments have been recorded on the perpetual preferred stock since acquisition.

In June 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the nine months ended September 30, 2021, Customers recognized $2.7 million of unrealized gains on these equity securities prior to the sale of the foreign subsidiaries. During the three and nine months ended September 30, 2020, Customers recognized unrealized gains of $0.2 million and unrealized losses of $0.1 million, respectively, on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
Customers is involved with various entities in the normal course of its business that are deemed to be VIEs. Customers evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it is deemed to be the primary beneficiary. Customers is deemed to be the primary beneficiary if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Customers transactions with unconsolidated VIEs include sales of consumer installment loans and investments in the securities issued by the VIEs. Customers is not the primary beneficiary of the VIEs because Customers has no right to make decisions that will most significantly affect the economic performance of the VIEs. Customers' continuing involvement with the unconsolidated VIEs is not significant. Customers' continuing involvement is not considered to be significant where Customers only invests in securities issued by the VIE and was not involved in the design of the VIE or where Customers has transferred financial assets to the VIE for only cash consideration. Customers' investments in the securities issued by the VIEs are classified as AFS debt securities on the consolidated balance sheets, and represent Customers' maximum exposure to loss.
Proceeds from the sale of AFS securities were $258.4 million and $666.0 million for the three and nine months ended September 30, 2021, respectively. Proceeds from the sale of AFS securities were $268.6 million and $377.8 million during the three and nine months ended September 30, 2020. Realized gains from the sale of AFS debt securities were $6.1 million and $31.4 million for the three and nine months ended September 30, 2021, respectively. Realized gains from the sale of AFS debt securities were $11.7 million and $20.0 million for the three and nine months ended September 30, 2020, respectively. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.

The following table shows debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2021
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,932	$5,022
Due after one year through five years	280,813	282,050
Due after five years through ten years	156,973	159,475
Due after ten years	3,000	3,000
Asset-backed securities	225,182	225,457
Collateralized loan obligations	315,501	315,502
Commercial mortgage-backed securities	28,035	28,088
Agency-guaranteed residential mortgage-backed securities	9,924	9,666
Agency-guaranteed commercial mortgage-backed securities	2,184	2,194
Agency-guaranteed residential collateralized mortgage obligations	102,110	102,194
Agency-guaranteed commercial collateralized mortgage obligations	143,858	141,808
Private label collateralized mortgage obligations	588,017	587,241
Total debt securities	$1,860,529	$1,861,697
Gross unrealized losses and fair value of Customers' AFS debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 were as follows:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$21,800	$(125)	$—	$—	$21,800	$(125)
Agency-guaranteed residential mortgage-backed securities	9,666	(258)	—	—	9,666	(258)
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	—	—
Agency-guaranteed residential collateralized mortgage obligations	25,548	(90)	—	—	25,548	(90)
Agency-guaranteed commercial collateralized mortgage obligations	121,156	(2,106)	—	—	121,156	(2,106)
Collateralized loan obligations	71,508	(109)	—	—	71,508	(109)
Corporate notes	98,662	(504)	1,957	(43)	100,619	(547)
Private label collateralized mortgage obligations	138,669	(1,377)	—	—	138,669	(1,377)
Total	$487,009	$(4,569)	$1,957	$(43)	$488,966	$(4,612)
At September 30, 2021, there were 35 AFS debt securities with unrealized losses in the less-than-twelve-month category and one AFS debt security with unrealized loss in the twelve-month-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. All amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 36 securities, and it is not more likely than not that Customers will be required to sell any of the 36 securities before recovery of the amortized cost basis. At December 31, 2020, there were 16 AFS debt securities in an unrealized loss position.
At September 30, 2021 and December 31, 2020, Customers Bank had pledged investment securities aggregating $12.4 million and $18.8 million in fair value, respectively, as collateral primarily for an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.

At September 30, 2021 and December 31, 2020, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	September 30, 2021	December 31, 2020
Commercial loans:
Multi-family loans, at lower of cost or fair value	$17,290	$—
Commercial and industrial loans, at lower of cost or fair value	—	55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	17,290	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	508	643
Residential mortgage loans, at fair value	12,159	5,509
Total consumer loans held for sale	12,667	6,152
Loans held for sale	$29,957	$79,086
Total loans held for sale as of September 30, 2021 and December 31, 2020 included NPLs of $0.5 million and $18.5 million, respectively.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2021 and December 31, 2020.

(amounts in thousands)	September 30, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$2,557,624	$3,616,432
Loans receivable, PPP	4,957,357	4,561,365
Loans receivable:
Commercial:
Multi-family	1,369,876	1,761,301
Commercial and industrial (1)	2,673,226	2,289,441
Commercial real estate owner occupied	656,044	572,338
Commercial real estate non-owner occupied	1,144,643	1,196,564
Construction	198,607	140,905
Total commercial loans and leases receivable	6,042,396	5,960,549
Consumer:
Residential real estate	248,153	317,170
Manufactured housing	55,635	62,243
Installment	1,624,415	1,235,406
Total consumer loans receivable	1,928,203	1,614,819
Loans and leases receivable (2)	7,970,599	7,575,368
Allowance for credit losses on loans and leases	(131,496)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$15,354,084	$15,608,989
(1)Includes direct finance equipment leases of $135.8 million and $108.0 million at September 30, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(131.2) million and $(54.6) million at September 30, 2021 and December 31, 2020, respectively.

Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $87.7 million and $76.6 million at September 30, 2021 and December 31, 2020, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2021 and December 31, 2020, there were $41.6 million and $59.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.0 billion and $4.6 billion of PPP loans outstanding as of September 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $117.1 million and $197.1 million for the three and nine months ended September 30, 2021, respectively. Customers recognized interest income, including origination fees, of $24.3 million and $36.0 million for the three and nine months ended September 30, 2020.
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
At September 30, 2021 and December 31, 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$—	$8,896	$24,132	$33,028	$1,336,848	$1,369,876
Commercial and industrial	1,970	2,433	6,706	11,109	2,662,117	2,673,226
Commercial real estate owner occupied	—	326	1,351	1,677	654,367	656,044
Commercial real estate non-owner occupied	—	12,795	2,845	15,640	1,129,003	1,144,643
Construction	—	—	—	—	198,607	198,607
Residential real estate	1,042	795	2,821	4,658	243,495	248,153
Manufactured housing	2,967	225	5,455	8,647	46,988	55,635
Installment	5,625	3,555	3,544	12,724	1,611,691	1,624,415
Total	$11,604	$29,025	$46,854	$87,483	$7,883,116	$7,970,599

	December 31, 2020
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$4,193	$5,224	$14,907	$24,324	$1,736,977	$1,761,301
Commercial and industrial	2,257	1,274	3,079	6,610	2,282,831	2,289,441
Commercial real estate owner occupied	864	1,324	2,370	4,558	567,780	572,338
Commercial real estate non-owner occupied	—	60	2,356	2,416	1,194,148	1,196,564
Construction	—	—	—	—	140,905	140,905
Residential real estate	6,640	1,827	1,856	10,323	306,847	317,170
Manufactured housing	1,518	673	1,951	4,142	58,101	62,243
Installment	6,161	3,430	81	9,672	1,225,734	1,235,406
Total	$21,633	$13,812	$26,600	$62,045	$7,513,323	$7,575,368
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The September 30, 2021 and December 31, 2020 tables exclude PPP loans of $5.0 billion and $4.6 billion, respectively, which are all current as of September 30, 2021 and December 31, 2020.
(3)Includes PCD loans of $11.0 million and $13.4 million at September 30, 2021 and December 31, 2020, respectively.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	September 30, 2021 (1)			December 31, 2020 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$24,524	$—	$24,524	$18,800	$2,928	$21,728
Commercial and industrial	6,558	393	6,951	6,384	2,069	8,453
Commercial real estate owner occupied	2,412	—	2,412	3,411	—	3,411
Commercial real estate non-owner occupied	2,845	—	2,845	2,356	—	2,356
Residential real estate	7,738	—	7,738	9,911	—	9,911
Manufactured housing	—	3,520	3,520	—	2,969	2,969
Installment	—	3,544	3,544	—	3,211	3,211
Total	$44,077	$7,457	$51,534	$40,862	$11,177	$52,039
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and nine months ended September 30, 2021 and 2020. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the three and nine months ended September 30, 2021 and 2020, respectively.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases for the three and nine months ended September 30, 2021 and 2020 are presented in the tables below.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2021
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Charge-offs	—	(516)	(524)	(943)	—	(79)	—	(6,693)	(8,755)
Recoveries	—	400	474	—	3	25	—	749	1,651
Provision (benefit) for credit losses	(631)	2,849	(797)	944	(1,760)	(333)	38	12,854	13,164
Ending Balance, September 30, 2021	$4,397	$10,860	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496
Nine Months Ended September 30, 2021
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(1,153)	(666)	(943)	—	(129)	—	(27,338)	(31,361)
Recoveries	—	945	483	69	122	47	—	3,479	5,145
Provision (benefit) for credit losses	(7,091)	(1,171)	(5,712)	(11,203)	(5,107)	(1,983)	(780)	46,583	13,536
Ending Balance, September 30, 2021	$4,397	$10,860	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2020
Ending Balance, June 30, 2020	$14,697	$12,302	$11,405	$26,493	$5,297	$4,550	$6,014	$79,147	$159,905
Charge-offs	—	(2,527)	(44)	(10,181)	—	—	—	(9,194)	(21,946)
Recoveries	—	2,582	—	1,258	6	17	—	784	4,647
Provision (benefit) for credit losses	329	569	(1,809)	2,630	1,120	82	(389)	10,423	12,955
Ending Balance, September 30, 2020	$15,026	$12,926	$9,552	$20,200	$6,423	$4,649	$5,625	$81,160	$155,561
Nine Months Ended September 30, 2020
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle - CECL	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(2,645)	(44)	(25,779)	—	—	—	(23,744)	(52,212)
Recoveries	—	2,661	5	1,258	122	72	—	1,759	5,877
Provision (benefit) for credit losses	6,698	(3,405)	1,583	30,560	5,137	(159)	763	24,511	65,688
Ending Balance, September 30, 2020	$15,026	$12,926	$9,552	$20,200	$6,423	$4,649	$5,625	$81,160	$155,561

At September 30, 2021, the ACL was $131.5 million, a decrease of $12.7 million from the December 31, 2020 balance of $144.2 million. The decrease resulted primarily from a decrease in provision for credit losses from continuing improvement in macroeconomic forecasts. The increase in ACL for the consumer installment portfolio is mainly due to loan portfolio growth.

Troubled Debt Restructurings
At September 30, 2021 and December 31, 2020, there were $17.0 million and $16.1 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of September 30, 2021 and December 31, 2020, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At September 30, 2021, commercial and consumer deferments related to COVID-19 were $73.4 million and $6.7 million, respectively. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively.
The following table presents loans modified in a TDR by type of concession for the three and nine months ended September 30, 2021 and 2020. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	—	$—	—	$—	6	$385
Interest-rate reductions	4	244	2	88	16	585	34	1,461
Other (1)	39	687	65	1,385	158	2,369	65	1,385
Total	43	$931	67	$1,473	174	$2,954	105	$3,231
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of September 30, 2021 and December 31, 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	September 30, 2021		September 30, 2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	2	$71	5	$201
Commercial real estate owner occupied	—	—	1	952
Residential real estate	—	—	1	95
Installment	19	231	8	126
Total loans	21	$302	15	$1,374
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 Financial Instruments - Credit Losses ("ASC 326") using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of September 30, 2021 and December 31, 2020, the amortized cost basis of PCD assets amounted to $11.0 million and $13.4 million, respectively.

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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of September 30, 2021 and December 31, 2020.

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$126,265	$132,433	$22,974	$232,655	$331,909	$422,484	$—	$—	$1,268,720
Special mention	—	—	—	4,902	2,773	18,029	—	—	25,704
Substandard	—	—	—	—	41,364	34,088	—	—	75,452
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$126,265	$132,433	$22,974	$237,557	$376,046	$474,601	$—	$—	$1,369,876
Commercial and industrial loans and leases:
Pass	$568,013	$381,413	$276,126	$94,175	$93,126	$94,554	$1,067,761	$—	$2,575,168
Special mention	19,387	3,186	5,750	5,084	—	210	13,171	—	46,788
Substandard	—	10,380	7,484	12,065	7,098	7,028	7,215	—	51,270
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$587,400	$394,979	$289,360	$111,324	$100,224	$101,792	$1,088,147	$—	$2,673,226
Commercial real estate owner occupied loans:
Pass	$153,865	$83,893	$142,061	$62,723	$59,116	$114,479	$672	$—	$616,809
Special mention	—	—	—	318	2,058	579	—	—	2,955
Substandard	—	—	6,885	9,491	8,932	10,972	—	—	36,280
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$153,865	$83,893	$148,946	$72,532	$70,106	$126,030	$672	$—	$656,044
Commercial real estate non-owner occupied:
Pass	$109,585	$157,702	$103,630	$66,994	$166,532	$324,225	$—	$—	$928,668
Special mention	—	21,812	11,172	9,445	43,500	32,777	—	—	118,706
Substandard	—	—	—	35,957	20,611	40,701	—	—	97,269
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$109,585	$179,514	$114,802	$112,396	$230,643	$397,703	$—	$—	$1,144,643
Construction:
Pass	$13,053	$42,888	$125,339	$4,869	$—	$9,507	$1,441	$—	$197,097
Special mention	—	1,510	—	—	—	—	—	—	1,510
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$13,053	$44,398	$125,339	$4,869	$—	$9,507	$1,441	$—	$198,607
Total commercial loans and leases receivable	$990,168	$835,217	$701,421	$538,678	$777,019	$1,109,633	$1,090,260	$—	$6,042,396
Residential real estate loans:
Performing	$4,481	$8,272	$13,738	$11,413	$6,735	$89,259	$106,649	$—	$240,547
Non-performing	—	—	139	1,020	669	4,016	1,762	—	7,606
Total residential real estate loans	$4,481	$8,272	$13,877	$12,433	$7,404	$93,275	$108,411	$—	$248,153
Manufactured housing loans:
Performing	$—	$—	$293	$304	$75	$49,606	$—	$—	$50,278
Non-performing	—	—	—	—	—	5,357	—	—	5,357
Total manufactured housing loans	$—	$—	$293	$304	$75	$54,963	$—	$—	$55,635
Installment loans:
Performing	$706,050	$405,796	$437,711	$68,720	$2,168	$1,123	$—	$—	$1,621,568
Non-performing	286	615	1,687	194	4	61	—	—	2,847
Total installment loans	$706,336	$406,411	$439,398	$68,914	$2,172	$1,184	$—	$—	$1,624,415
Total consumer loans	$710,817	$414,683	$453,568	$81,651	$9,651	$149,422	$108,411	$—	$1,928,203
Loans and leases receivable	$1,700,985	$1,249,900	$1,154,989	$620,329	$786,670	$1,259,055	$1,198,671	$—	$7,970,599

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2020
(amounts in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$150,835	$23,716	$299,319	$535,510	$227,296	$420,809	$—	$—	$1,657,485
Special mention	—	—	—	20,901	10,394	26,708	—	—	58,003
Substandard	—	—	—	34,197	8,256	3,360	—	—	45,813
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$150,835	$23,716	$299,319	$590,608	$245,946	$450,877	$—	$—	$1,761,301
Commercial and industrial loans and leases:
Pass	$729,270	$373,050	$141,943	$116,793	$45,367	$71,502	$717,007	$—	$2,194,932
Special mention	13,200	1,117	436	113	516	21	17,524	—	32,927
Substandard	9,968	6,890	19,065	5,901	8,318	2,722	8,718	—	61,582
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$752,438	$381,057	$161,444	$122,807	$54,201	$74,245	$743,249	$—	$2,289,441
Commercial real estate owner occupied loans:
Pass	$82,343	$168,977	$72,615	$70,642	$46,510	$91,798	$741	$—	$533,626
Special mention	—	4,464	—	9,056	—	555	—	—	14,075
Substandard	—	2,848	9,499	342	2,231	9,717	—	—	24,637
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$82,343	$176,289	$82,114	$80,040	$48,741	$102,070	$741	$—	$572,338
Commercial real estate non-owner occupied:
Pass	$143,231	$105,430	$97,882	$157,835	$155,168	$313,559	$—	$—	$973,105
Special mention	39,994	—	—	66,745	24,218	14,613	—	—	145,570
Substandard	—	—	17,741	20,611	366	39,171	—	—	77,889
Doubtful	—	—		—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$183,225	$105,430	$115,623	$245,191	$179,752	$367,343	$—	$—	$1,196,564
Construction:
Pass	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Total commercial loans and leases receivable	$1,188,773	$791,958	$663,454	$1,038,646	$538,340	$994,535	$744,843	$—	$5,960,549
Residential real estate loans:
Performing	$6,708	$13,617	$6,810	$10,850	$38,143	$69,496	$161,576	$—	$307,200
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$6,708	$13,617	$6,970	$11,635	$39,493	$73,891	$164,856	$—	$317,170
Manufactured housing loans:
Performing	$—	$295	$609	$76	$41	$56,837	$—	$—	$57,858
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$295	$609	$76	$41	$61,222	$—	$—	$62,243
Installment loans:
Performing	$319,453	$791,235	$114,988	$4,736	$514	$1,204	$—	$—	$1,232,130
Non-performing	305	2,326	485	41	2	117	—	—	3,276
Total installment loans	$319,758	$793,561	$115,473	$4,777	$516	$1,321	$—	$—	$1,235,406
Total consumer loans	$326,466	$807,473	$123,052	$16,488	$40,050	$136,434	$164,856	$—	$1,614,819
Loans and leases receivable	$1,515,239	$1,599,431	$786,506	$1,055,134	$578,390	$1,130,969	$909,699	$—	$7,575,368

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Purchases (1)
Loans receivable, PPP	$602,175	$—	$1,223,662	$—
Residential real estate	—	—	—	495
Installment (2)	50,001	15,700	165,850	225,468
Total	$652,176	$15,700	$1,389,512	$225,963
Sales (3)
Multi-family	$—	$—	$19,443	$—
Commercial and industrial	6,176	3,968	35,166	3,968
Commercial real estate owner occupied	5,728	—	12,426	—
Commercial real estate non-owner occupied	—	17,600	18,366	17,600
Residential real estate	14,549	—	42,735	—
Installment	103,897	—	132,715	1,822
Total	$130,350	$21,568	$260,851	$23,390
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.2% and 98.1% of loans outstanding for the three months ended September 30, 2021 and 2020, respectively. The purchase price was 101.0% and 100.2% of loans outstanding for the nine months ended September 30, 2021 and 2020, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2021 and 2020, loan sales resulted in net gains of $5.8 million and $0.3 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income. For the nine months ended September 30, 2021 and 2020, loan sales resulted in net gains of $10.1 million and $0.3 million, respectively.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans, including PPP loans as collateral for borrowings from the FHLB and FRB in the amount of $3.7 billion and $8.5 billion at September 30, 2021 and December 31, 2020, respectively. No PPP loans were pledged to the FRB in accordance with borrowing from the PPPLF at September 30, 2021. PPP loans of $4.6 billion were pledged to the FRB in accordance with borrowing from the PPPLF at December 31, 2020.
NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, LPOs, and administrative offices, with remaining lease terms ranging between 3 months and 6 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or right of use asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2021	December 31, 2020
ASSETS
Operating lease ROU assets (1)	Other assets	$14,598	$16,578
LIABILITIES
Operating lease liabilities (1)	Other liabilities	$15,818	$18,005
(1) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2021	2020	2021	2020
Operating lease cost (1)(2)	Occupancy expenses	$1,147	$1,657	$3,394	$4,060
(1) There were no variable lease costs for the three and nine months ended September 30, 2021 and 2020, and sublease income for operating leases is immaterial.
(2) Excludes operating lease costs of BMT included in loss from discontinued operations in the consolidated statement of income.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2021:

(amounts in thousands)	September 30, 2021
2021	$1,375
2022	5,060
2023	4,208
2024	3,177
2025	2,047
Thereafter	1,424
Total minimum payments	17,291
Less: interest	1,473
Present value of lease liabilities	$15,818
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2021. Cash paid pursuant to the operating lease liability was $1.3 million and $3.8 million for the three and nine months ended September 30, 2021, respectively. Cash paid pursuant to the operating lease liability was $1.2 million and $4.1 million for the three and nine months ended September 30, 2020, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at September 30, 2021 and December 31, 2020:

(amounts in thousands)	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases (1)	4.0 years	4.7 years

Weighted average discount rate
Operating leases (1)	2.65%	2.90%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2021 and December 31, 2020:

(amounts in thousands)	Classification	September 30, 2021	December 31, 2020
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$126,311	$104,982
Guaranteed residual assets	Loans and leases receivable	11,609	12,988
Unguaranteed residual assets	Loans and leases receivable	5,366	1,229
Deferred initial direct costs	Loans and leases receivable	441	560
Unearned income	Loans and leases receivable	(7,439)	(11,175)
Net investment in direct financing leases		$136,288	$108,584

Operating leases
Investment in operating leases	Other assets	$142,488	$131,791
Accumulated depreciation	Other assets	(36,123)	(28,919)
Deferred initial direct costs	Other assets	937	996
Net investment in operating leases		107,302	103,868
Total lease assets		$243,590	$212,452

COVID-19 Impact on Leases

Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At September 30, 2021, the book values of finance and operating leases with payment deferments were $26.3 million and $7.7 million, respectively. At December 31, 2020, the book values of finance and operating leases with payment deferments were $30.4 million and $15.2 million, respectively. The concessions did not have a material impact on interest income from leases for the three and nine months ended September 30, 2021 and 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$850,000	1.19%
Federal funds purchased	—	—%	250,000	0.09%
Total short-term debt	$—		$1,100,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	September 30, 2021 (1)	December 31, 2020 (2)
FHLB advances
Maximum outstanding at any month end	$850,000	$910,000
Average balance during the period	333,396	809,788
Weighted-average interest rate during the period	2.47%	2.31%
Federal funds purchased
Maximum outstanding at any month end	365,000	842,000
Average balance during the period	29,286	239,481
Weighted-average interest rate during the period	0.07%	0.19%
(1)    For the nine months ended September 30, 2021.
(2)    For the year ended December 31, 2020.
At September 30, 2021 and December 31, 2020, Customers Bank had aggregate availability under federal funds lines totaling $1.4 billion and $924.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$—	—%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$—		$4,415,016
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	September 30, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,789,580	$2,729,516
Total maximum borrowing capacity with the FRB (1)	186,841	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,613,109	3,363,364
(1)    Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. Customers had no borrowings under the PPPLF at September 30, 2021. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,809	$—	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,641	24,552	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,701	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,151	$124,037

Customers Bancorp	Subordinated (2)(3)	$72,358	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,245	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,603	$181,394
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
(2)The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(3)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(4)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp did not purchase any shares of its common stock during the three months ended September 30, 2021 pursuant to the Share Repurchase Program. Customers Bancorp purchased 167,233 shares of its common stock for $7.2 million under the Share Repurchase Program on various dates between October 1, 2021 and October 15, 2021.
Preferred Stock
As of September 30, 2021, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding.

The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2021 (1)
Fixed-to-floating rate:	Issue Date	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Series C	May 18, 2015	—	2,300,000	$—	$55,569	7.00%	June 15, 2020	5.300%	$1.04
Series D	January 29, 2016	—	1,000,000	—	24,108	6.50%	March 15, 2021	5.090%	$1.08
Series E	April 28, 2016	2,300,000	2,300,000	55,593	55,593	6.45%	June 15, 2021	5.140%	$1.14
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.13
Totals		5,700,000	9,000,000	$137,794	$217,471
(1) For the nine months ended September 30, 2021.
On June 15, 2020, Series C Preferred Stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%.
NOTE 12 — REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2021 and December 31, 2020, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,201,160	10.412%	$519,125	4.500%	N/A	N/A	$807,527	7.000%
Customers Bank	$1,471,897	12.765%	$518,878	4.500%	$749,491	6.500%	$807,144	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,338,953	11.607%	$692,166	6.000%	N/A	N/A	$980,569	8.500%
Customers Bank	$1,471,897	12.765%	$691,838	6.000%	$922,451	8.000%	$940,104	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,572,222	13.629%	$922,888	8.000%	N/A	N/A	$1,211,291	10.500%
Customers Bank	$1,632,808	14.161%	$922,451	8.000%	$1,153,063	10.000%	$1,210,716	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,338,953	7.876%	$679,974	4.000%	N/A	N/A	$679,974	4.000%
Customers Bank	$1,471,897	8.660%	$679,839	4.000%	$849,799	5.000%	$679,838	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2021 and December 31, 2020:
Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities with readily determinable fair values, AFS debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3). These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
The estimated fair values of Customers' financial instruments at September 30, 2021 and December 31, 2020 were as follows.

			Fair Value Measurements at September 30, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,052,054	$1,052,054	$1,052,054	$—	$—
Debt securities, available for sale	1,861,697	1,861,697	—	1,796,080	65,617
Loans held for sale	29,957	29,957	—	29,449	508
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,354,084	15,323,107	—	2,557,624	12,765,483
FHLB, Federal Reserve Bank and other restricted stock	57,184	57,184	—	57,184	—
Derivatives	34,234	34,234	—	34,071	163
Liabilities:
Deposits	$16,971,025	$16,971,434	$16,377,876	$593,558	$—
Other borrowings	223,151	229,582	—	229,582	—
Subordinated debt	181,603	200,080	—	200,080	—
Derivatives	34,573	34,573	—	34,573	—

			Fair Value Measurements at December 31, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$693,354	$693,354	$693,354	$—	$—
Debt securities, available for sale	1,206,431	1,206,431	—	1,206,431	—
Equity securities	3,854	3,854	3,854	—	—
Loans held for sale	79,086	79,086	—	78,443	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	16,222,202	—	3,616,432	12,605,770
FHLB, Federal Reserve Bank and other restricted stock	71,368	71,368	—	71,368	—
Derivatives	54,223	54,223	—	54,023	200
Liabilities:
Deposits	$11,309,929	$11,312,494	$10,657,998	$654,496	$—
FRB PPP Liquidity Facility	4,415,016	4,415,016	—	4,415,016	—
Federal funds purchased	250,000	250,000	250,000	—	—
FHLB advances	850,000	852,442	—	852,442	—
Other borrowings	124,037	129,120	—	129,120	—
Subordinated debt	181,394	193,119	—	193,119	—
Derivatives	98,164	98,164	—	98,164	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$159,840	$65,617	$225,457
Agency-guaranteed residential mortgage-backed securities	—	9,666	—	9,666
Agency-guaranteed commercial mortgage-backed securities	—	2,194	—	2,194
Agency-guaranteed residential collateralized mortgage obligations	—	102,194	—	102,194
Agency-guaranteed commercial collateralized mortgage obligations	—	141,808	—	141,808
Commercial mortgage-backed securities	—	28,088	—	28,088
Collateralized loan obligations	—	315,502	—	315,502
Corporate notes	—	440,892	—	440,892
Private label collateralized mortgage obligations	—	587,241	—	587,241
State and political subdivision debt securities	—	8,655	—	8,655
Derivatives	—	34,071	163	34,234
Loans held for sale – fair value option	—	12,159	—	12,159
Loans receivable, mortgage warehouse – fair value option	—	2,557,624	—	2,557,624
Total assets – recurring fair value measurements	$—	$4,399,934	$65,780	$4,465,714
Liabilities
Derivatives	$—	$34,573	$—	$34,573
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$17,290	$7,865	$25,155
Total assets – nonrecurring fair value measurements	$—	$17,290	$7,865	$25,155

	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$377,145	$—	$377,145
U.S. government agencies securities	—	20,034	—	20,034
Agency-guaranteed residential mortgage–backed securities	—	63,091	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	—	140,841	—	140,841
Agency-guaranteed commercial collateralized mortgage obligations	—	20,926	—	20,926
Collateralized loan obligations	—	32,367	—	32,367
Corporate notes	—	396,744	—	396,744
Private label collateralized mortgage obligations	—	136,992	—	136,992
State and political subdivision debt securities	—	18,291	—	18,291
Equity securities	3,854	—	—	3,854
Derivatives	—	54,023	200	54,223
Loans held for sale – fair value option	—	5,509	—	5,509
Loans receivable, mortgage warehouse – fair value option	—	3,616,432	—	3,616,432
Total assets – recurring fair value measurements	$3,854	$4,882,395	$200	$4,886,449
Liabilities
Derivatives	$—	$98,164	$—	$98,164
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$55,683	$—	$55,683
Collateral-dependent loans	—	17,251	3,867	21,118
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$72,934	$3,902	$76,836
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
(amounts in thousands)	2021	2020
Balance at June 30	$301	$52
Issuances	163	455
Settlements	(301)	(52)
Balance at September 30	$163	$455

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
(amounts in thousands)	2021	2020
Balance at December 31	$200	$79
Issuances	660	722
Settlements	(697)	(346)
Balance at September 30	$163	$455
There were no transfers between levels during the three and nine months ended September 30, 2021 and 2020.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2021 and December 31, 2020 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
September 30, 2021
Asset-backed securities	$65,617	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 6% (5%) 2% - 6% (4%) 12% - 25% (17%)
Collateral-dependent loans – real estate	6,616	Collateral appraisal (1)	Liquidation expenses (2)	5% - 9% (7%)
Collateral-dependent loans – commercial and industrial	741	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	163	Adjusted market bid	Pull-through rate	75% - 94% (83%)
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

NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. At December 31, 2020, Customers had 5 outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest rate risk.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the nine months ended September 30, 2021, Customers terminated 4 interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At September 30, 2021, Customers had no interest rate derivative designated as cash flow hedges of interest rate risk.

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
At September 30, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million that were designated as fair value hedges of certain AFS debt securities. During the nine months ended September 30, 2021, Customers terminated 8 interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2020, Customers had 24 outstanding interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges.
As of September 30, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
	September 30,	December 31,	September 30,	December 31,
(amounts in thousands)	2021	2020	2021	2020
Available for sale debt securities	$80,500	$272,159	$846	$741
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At September 30, 2021, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregated notional amount of $265.6 million related to this program. At December 31, 2020, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and 12 interest rate caps with an aggregate notional amount of $204.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2021 and December 31, 2020, Customers had an outstanding notional balance of residential mortgage loan commitments of $8.7 million and $11.9 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At September 30, 2021 and December 31, 2020, Customers had outstanding notional balances of credit derivatives of $162.2 million and $177.2 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the balance sheet as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$846	Other liabilities	$—
Total		$846		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$32,905	Other liabilities	$34,216
Interest rate caps	Other assets	150	Other liabilities	150
Credit contracts	Other assets	170	Other liabilities	207
Residential mortgage loan commitments	Other assets	163	Other liabilities	—
Total		$33,388		$34,573

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$196	Other liabilities	$40,765
Total		$196		$40,765
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$741
Total		$—		$741
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$53,455	Other liabilities	$56,209
Interest rate caps	Other assets	46	Other liabilities	46
Credit contracts	Other assets	326	Other liabilities	403
Residential mortgage loan commitments	Other assets	200	Other liabilities	—
Total		$54,027		$56,658

Effect of Derivative Instruments on Net Income
The following tables present amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and nine months ended September 30, 2021 and 2020.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2021	2020	2021	2020
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$—	$—	$4,777	$—
Recognized on hedged available for sale debt securities	Net interest income	—	—	(4,777)	—
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$517	$387	$2,540	$(6,191)
Interest rate caps	Other non-interest income	—	—	—	—
Credit contracts	Other non-interest income	7	162	81	1,436
Residential mortgage loan commitments	Mortgage banking income	(138)	403	(37)	376
Total		$386	$952	$2,584	$(4,379)

Effect of Derivative Instruments on Comprehensive Income

The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2021 and 2020.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(amounts in thousands)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$429	Interest expense	$—	$(4,400)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$9,117	$(24,602)	Interest expense	$(2,505)	$(8,596)
	—	—	Other non-interest income	(24,467)	—
Total	$9,117	$(24,602)		$(26,972)	$(8,596)
(1) Amounts presented are net of taxes. See NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2021, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $33.2 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $31.7 million of cash as collateral at September 30, 2021. Customers records cash posted as collateral with these counterparties, except with a central clearing party, as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
September 30, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$31,693	$—	$(31,693)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2020
Interest rate derivative assets with institutional counterparties	$199	$—	$—	$199

Interest rate derivative liabilities with institutional counterparties	$97,641	$—	$(97,641)	$—

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
United States Department of Education Matter
In third quarter 2018, Customers received a Final Program Review Determination ("FPRD") letter dated September 5, 2018 from the ED regarding a focused program review of Higher One's/Customers Bank's administration, as a third party servicer, of the programs authorized pursuant to Title IV of the Higher Education Act of 1965. The ED program review covered the award years beginning in 2013 through the FPRD issuance date, including the time period when Higher One was acting as the third party servicer prior to Customers' acquisition of the Disbursement business on June 15, 2016. The FPRD determined that, with respect to students enrolled at specified partner institutions, Higher One/Customers did not provide convenient fee-free access to ATMs or bank branch offices in such locations as required by the ED’s cash management regulations. Those regulations, which were in effect during the period covered by the program review and were revised during that period, seek, among other purposes, to ensure that students can make fee-free cash withdrawals. The FPRD determined that students incurred prohibited costs in accessing Title IV credit balance funds, and the FPRD classifies those costs as financial liabilities of Customers. The FPRD also requires Customers to take prospective action to increase ATM access for students at certain of its partner institutions. Customers disagreed with the FPRD and appealed the asserted financial liabilities of $6.5 million, and a request for review was submitted to trigger an administrative process before the ED’s Office of Hearing and Appeals.
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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2021. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2020 Form 10-K.
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
On October 18, 2021, Customers Bank launched the Customers Bank Instant Token or CBITTM on the TassatPayTM blockchain-based real time B2B payments platform, which will immediately begin serving a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by customers of Customers Bank on the real time B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of September 30, 2021, Customers Bank received $1.5 billion of deposits from new customers in preparation for the launch of CBIT.
To further build its franchise and support the growth of its commercial lending initiatives, Customers added three new commercial verticals during 2021 within its Specialty Banking business. These three new verticals included fund finance, technology and venture capital banking and financial institutions group that provide financing to the private equity industry and cash management services to the alternative investment industry. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA Lending business in third quarter 2021.
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.
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
Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in the coming months. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers had modified its business practices, including restricting team member travel, directing team members to work from home insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Since that time, Customers has launched the “Return To Workplace” initiative, and communicated a goal of having more team members return to the workplace starting September 13, 2021. In that communication, Customers announced the following action steps along with a continuing commitment to remain empathetic and cognizant of balancing company principles, customer support, employee support and remaining vigilant on tracking and preventing COVID-19 exposures to protect our team members and customers. Customers implemented a “ hybrid model” encouraging and tracking the movement of more team members returning to the office, released a communication requiring all team members to read, sign and acknowledge a Code of Commitment to reveal exposures to COVID-19, thereby allowing Customers to manage the possible impact with

100 percent participation of our team members. Customers has started tracking vaccination rates and less than 10 percent of our team members are not vaccinated or not planning to be vaccinated. Customers also has made donations that have resulted in more than $1 million, either directly or indirectly, to communities in its footprint for urgent basic needs and has been re-targeting existing sponsorship and grants to non-profit organizations to support COVID-19 related activities.
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. As of September 30, 2021, Customers has helped thousands of small businesses by funding approximately $10 billion in PPP loans directly or through fintech partnerships.
In response to the COVID-19 pandemic, Customers has also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who meet the program's qualifications. This program allows for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of September 30, 2021, total commercial deferments declined to $73.4 million, or 0.7% of total loans and leases, excluding PPP loans, from a peak of $1.2 billion and total consumer deferments declined to $6.7 million, or 0.1% of total loans and leases, excluding PPP loans, from a peak of $108 million. Customers had no pending commercial loan deferment requests as of September 30, 2021. As of December 31, 2020, total commercial deferments were $202.1 million, or 1.8% of total loans and leases, excluding PPP loans. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule.

(dollars in thousands)	September 30, 2021	December 31, 2020
Loans held for sale (GAAP)	$29,957	$79,086
Loans receivable, mortgage warehouse, at fair value (GAAP)	2,557,624	3,616,432
Loans and leases receivable (GAAP)	12,927,956	12,136,733
Total loans and leases receivable (GAAP)	15,515,537	15,832,251
Less: Loans receivable, PPP	4,957,357	4,561,365
Total loans and leases, excluding PPP (Non-GAAP)	$10,558,180	$11,270,886

Commercial deferments (GAAP)	$73,400	$202,100
Consumer deferments (GAAP)	6,708	16,400
Total deferments (GAAP)	$80,108	$218,500

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	0.7%	1.8%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%	0.1%
Total deferments to total loans and leases, excluding PPP (Non-GAAP)	0.8%	1.9%
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0.00% to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB has also established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers has been participating in these facilities and programs, and it may participate in some or all of these facilities or programs, including as a lender, agent, or intermediary on behalf of clients or customers at various times in the future. Customers had no borrowings from the PPPLF at September 30, 2021. Customers had $4.4 billion in borrowings from the PPPLF at December 31, 2020.
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
Critical Accounting Policies
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2020 Form 10-K and updated in this Form 10-Q for the quarterly period ended September 30, 2021 in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.
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
Allowance for Credit Losses
Customers' ACL at September 30, 2021 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modeled credit loss estimates, nature and volume of loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.
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
The net decrease in our estimated ACL as of September 30, 2021 as compared to our December 31, 2020 estimate was primarily attributable to the continuing improvement in macroeconomic forecasts affecting the commercial loan portfolio. The increase in ACL in our installment loan portfolio is mainly due to loan growth. There was a $13.2 million and $13.5 million provision for credit losses on loans and leases for the three and nine months ended September 30, 2021, respectively, resulting in an ACL ending balance of $133.3 million ($131.5 million for loans and leases and $1.8 million for unfunded lending-related commitments) as of September 30, 2021.
To determine the ACL as of September 30, 2021, Customers utilized Moody's September 2021 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at September 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the second quarter forecasts of macroeconomic conditions used by Customers; the Federal Reserve maintaining a target range for the fed funds rate at 0.00% to 0.25% until early 2023; the tapering of quantitative easing by the end of 2021; an improving U.S. economy from a federal spending legislation on infrastructure and social benefits in the fall of 2021; and the acceleration in consumer prices is expected to be transitory along with the U.S. labor supply constraints. Customers continues to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections, hospitalizations and COVID-19 deaths diminish more slowly than the Baseline projections, leading to a much slower re-opening of the economy in some parts of the country. Under this scenario, as an example, the unemployment rate is estimated at 6.0% and 8.5% at the end of 2021 and 2022, respectively. These numbers represent a 0.5% and 4.9% higher unemployment estimate than Baseline scenario projections of 5.5% and 3.6%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $42.8 million. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Net interest income	$219,892	$107,439	$112,453	104.7%	$491,380	$280,742	$210,638	75.0%
Provision for credit losses on loans and leases	13,164	12,955	209	1.6%	13,536	65,688	(52,152)	(79.4)%
Total non-interest income	25,586	24,864	722	2.9%	60,876	47,736	13,140	27.5%
Total non-interest expense	80,009	56,285	23,724	42.1%	212,759	155,043	57,716	37.2%
Income before income tax expense	152,305	63,063	89,242	141.5%	325,961	107,747	218,214	202.5%
Income tax expense	36,263	12,016	24,247	201.8%	73,947	23,270	50,677	217.8%
Net income from continuing operations	116,042	51,047	64,995	127.3%	252,014	84,477	167,537	198.3%
Loss from discontinued operations before income tax expense (benefit)	—	(347)	347	(100.0)%	(20,354)	(10,259)	(10,095)	98.4%
Income tax expense (benefit) from discontinued operations	—	185	(185)	(100.0)%	17,682	(2,114)	19,796	(936.4)%
Net loss from discontinued operations	—	(532)	532	(100.0)%	(38,036)	(8,145)	(29,891)	367.0%
Net income	116,042	50,515	65,527	129.7%	213,978	76,332	137,646	180.3%
Preferred stock dividends	2,981	3,430	(449)	(13.1)%	9,671	10,626	(955)	(9.0)%
Loss on redemption of preferred stock	2,820	—	2,820	NM	2,820	—	2,820	NM
Net income available to common shareholders	$110,241	$47,085	$63,156	134.1%	$201,487	$65,706	$135,781	206.6%
Customers reported net income available to common shareholders of $110.2 million and $201.5 million for the three and nine months ended September 30, 2021, respectively, compared to net income available to common shareholders of $47.1 million and $65.7 million for the three and nine months ended September 30, 2020, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were as follows.
Net interest income
Net interest income increased $112.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as average interest-earning assets increased by $1.9 billion, and NIM increased by 209 basis points to 4.59% for the three months ended September 30, 2021 from 2.50% for the three months ended September 30, 2020. The increase in interest-earning assets was driven by increases in the origination and purchases of the latest round of PPP loans, interest-earning deposits, investment securities, commercial and industrial loans and leases, and installment loans, offset in part by a decrease in multi-family loans and commercial loans to mortgage companies. The shift in the mix of interest-earning assets in a lower interest rate environment and PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 181 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 27 basis points decline in the cost of interest-bearing liabilities for the three months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($5.8 billion average balance) of PPP loans yielding 8.04% and $5.0 billion ($4.5 billion average balance) of interest-bearing demand deposits costing 0.67%. Non-interest bearing demand deposits was $5.0 billion ($3.3 billion average balance). PPPLF borrowings ($2.8 billion average balance) costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.50% and 0.78% for the three months ended September 30, 2021 and 2020, respectively.

Net interest income increased $210.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as average interest-earning assets increased by $4.5 billion, and NIM increased by 87 basis points to 3.55% for the nine months ended September 30, 2021 from 2.68% for the nine months ended September 30, 2020. The increase in interest-earning assets was driven by increases in the origination and purchases of PPP loans, investment securities, commercial loans to mortgage companies, interest earning deposits, commercial and industrial loans and leases and installment loans, offset in part by a decrease in multi-family loans. The shift in the mix of interest-earning assets in a lower interest rate environment and PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 37 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 57 basis points decline in the cost of interest-bearing liabilities for the nine months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($5.5 billion average balance) of PPP loans yielding 4.78% and related PPPLF borrowings with $3.5 billion average balance costing 0.35%. PPPLF borrowings were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.57% and 1.08% for the nine months ended September 30, 2021 and 2020, respectively.
Provision for credit losses on loans and leases
The $0.2 million increase in the provision for credit losses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, reflects the loan growth primarily in the consumer installment loan portfolio, offset by the continuing improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020. Upon adoption of the CECL standard on January 1, 2020, the ACL for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The ACL on loans and leases held for investment represented 1.25% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Asset Quality), at September 30, 2021, compared to 2.02% at September 30, 2020. Net charge-offs for the three months ended September 30, 2021 were $7.1 million, or 17 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $17.3 million, or 45 basis points on an annualized basis, for the three months ended September 30, 2020. The decrease in net charge-offs for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to a charge-off of $9.6 million for one commercial real estate collateral dependent loan during the three months ended September 30, 2020.
The $52.2 million decrease in the provision for credit losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, reflects the continuing improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020. Net charge-offs for the nine months ended September 30, 2021 were $26.2 million, or 22 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $46.3 million, or 49 basis points on an annualized basis, for the nine months ended September 30, 2020. The decrease in net charge-offs for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to a charge-off of $25.8 million for two commercial real estate collateral dependent loans during the nine months ended September 30, 2020.
Non-interest income
The $0.7 million increase in non-interest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from increases of $5.1 million in gain (loss) on sale of SBA and other loans, $1.1 million in other non-interest income and $0.7 million in commercial lease income. These increases were offset in part by a decrease of $5.6 million in gain (loss) on sale of investment securities and $0.6 million in mortgage banking income.
The $13.1 million increase in non-interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from increases of $11.4 million in gain (loss) on sale of investment securities, $8.5 million in gain (loss) on sale of SBA and other loans, $7.4 million in unrealized gain (loss) on derivatives, $3.5 million in other non-interest income, $2.8 million in mortgage warehouse transactional fees, $2.7 million in unrealized gain (loss) on investment securities, $2.4 million in commercial lease income and $1.2 million in bank-owned life insurance. These increases were offset in part by $24.5 million of loss on cash flow hedge derivative terminations and $2.8 million of loss on sale of foreign subsidiaries for the nine months ended September 30, 2021.
Non-interest expense
The $23.7 million increase in non-interest expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from increases of $8.3 million in technology, communication and bank operations, $6.2 million in deposit relationship adjustment fees, $6.2 million in other non-interest expense, $3.8 million in professional services, $1.5 million in salaries and employee benefits and $0.8 million in commercial lease depreciation. These increases were offset in part by a decrease of $1.5 million in FDIC assessments, non-income taxes and regulatory fees, $0.7 million in occupancy, $0.7 million in merger and acquisition related expenses, $0.6 million in loan workout expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The $57.7 million increase in non-interest expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from increases of $26.2 million in technology, communication and bank operations, $11.8 million in professional services, $9.8 million in salaries and employee benefits, $7.2 million in other non-interest expense, $6.2 million in deposit relationship adjustment fees and $2.5 million in commercial lease depreciation. These increases were offset in part by a decrease of $3.0 million in loan workout expenses, $1.4 million in FDIC assessments, non-income taxes and regulatory fees, $0.8 million in occupancy and $0.6 million in advertising and promotion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Income tax expense
Customers' effective tax rate from continuing operations was 23.8% for the three months ended September 30, 2021 compared to 19.1% for the three months ended September 30, 2020. The increase in the effective tax rate primarily resulted from higher projected pre-tax income from continuing operations for 2021 as compared to 2020 combined with an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
Customers' effective tax rate from continuing operations was 22.7% for the nine months ended September 30, 2021 compared to 21.6% for the nine months ended September 30, 2020. The increase in the effective tax rate primarily resulted from higher projected pre-tax income from continuing operations for 2021 as compared to 2020 and an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes, offset in part from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries for the nine months ended September 30, 2021.
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
Customers had no loss from discontinued operations, net of income taxes for the three months ended September 30, 2021 compared to $0.5 million for the three months ended September 30, 2020. The $0.5 million decrease was a result of the divestiture of BMT during the three months ended March 31, 2021.
Customers' loss from discontinued operations, net of income taxes was $38.0 million for the nine months ended September 30, 2021 compared to $8.1 million for the nine months ended September 30, 2020. The $29.9 million increase primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the three months ended March 31, 2021. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.

Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $3.0 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively. Preferred stock dividends were $9.7 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2020. See "NOTE 11 – SHAREHOLDERS' EQUITY" to the unaudited consolidated financial statements for additional information.
On June 15, 2020, the Series C Preferred Stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, the Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%.
NET INTEREST INCOME

Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2021 and 2020. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$1,279,983	$490	0.15%	$686,928	$199	0.12%	$66	$225	$291
Investment securities (1)	1,511,319	8,905	2.36%	950,723	6,297	2.65%	(764)	3,372	2,608
Loans and leases:
Commercial loans to mortgage companies	2,658,020	21,065	3.14%	2,847,169	20,750	2.90%	1,709	(1,394)	315
Multi-family loans	1,443,846	13,259	3.64%	1,989,074	18,615	3.72%	(390)	(4,966)	(5,356)
Commercial and industrial loans and leases (2)	3,024,620	28,652	3.76%	2,599,806	24,958	3.82%	(393)	4,087	3,694
PPP loans	5,778,367	117,102	8.04%	4,909,197	24,337	1.97%	87,724	5,041	92,765
Non-owner occupied commercial real estate loans	1,346,629	12,656	3.73%	1,388,306	12,901	3.70%	113	(358)	(245)
Residential mortgages	325,851	2,874	3.50%	414,781	4,139	3.97%	(450)	(815)	(1,265)
Installment loans	1,615,411	37,489	9.21%	1,255,505	26,407	8.37%	2,873	8,209	11,082
Total loans and leases (3)	16,192,744	233,097	5.71%	15,403,838	132,107	3.41%	93,863	7,127	100,990
Other interest-earning assets	49,780	359	2.86%	79,656	1,047	5.23%	(376)	(312)	(688)
Total interest-earning assets	19,033,826	242,851	5.06%	17,121,145	139,650	3.25%	85,959	17,242	103,201
Non-interest-earning assets	705,514			666,477
Assets of discontinued operations	—			77,952
Total assets	$19,739,340			$17,865,574
Liabilities
Interest checking accounts	$4,537,421	7,677	0.67%	$2,370,709	4,640	0.78%	(733)	3,770	3,037
Money market deposit accounts	5,131,433	5,569	0.43%	3,786,032	6,156	0.65%	(2,437)	1,850	(587)
Other savings accounts	1,376,077	1,750	0.50%	1,125,273	2,997	1.06%	(1,819)	572	(1,247)
Certificates of deposit	614,404	919	0.59%	1,344,134	4,554	1.35%	(1,851)	(1,784)	(3,635)
Total interest-bearing deposits (4)	11,659,335	15,915	0.54%	8,626,148	18,347	0.85%	(7,855)	5,423	(2,432)
FRB PPP liquidity facility	2,788,897	2,460	0.35%	4,479,036	3,951	0.35%	—	(1,491)	(1,491)
Borrowings	371,077	4,584	4.90%	1,236,127	9,913	3.19%	3,722	(9,051)	(5,329)
Total interest-bearing liabilities	14,819,309	22,959	0.62%	14,341,311	32,211	0.89%	(10,268)	1,016	(9,252)
Non-interest-bearing deposits (4)	3,335,198			2,194,689
Total deposits and borrowings	18,154,507		0.50%	16,536,000		0.78%
Other non-interest-bearing liabilities	310,519			243,812
Liabilities of discontinued operations	—			55,714
Total liabilities	18,465,026			16,835,526
Shareholders' equity	1,274,314			1,030,048
Total liabilities and shareholders' equity	$19,739,340			$17,865,574
Net interest income		219,892			107,439		$96,227	$16,226	$112,453
Tax-equivalent adjustment (5)		290			225
Net interest earnings		$220,182			$107,664
Interest spread			4.56%			2.47%
Net interest margin			4.58%			2.50%
Net interest margin tax equivalent (5)			4.59%			2.50%
Net interest margin tax equivalent, excluding PPP loans (6)			3.24%			2.86%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.42% and 0.67% for the three months ended September 30, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended September 30, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended September 30, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $112.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as average interest-earning assets increased by $1.9 billion, primarily related to increases in the originations and purchases in the latest round of PPP loans, interest-earning deposits, investment securities, commercial and industrial loans and installment loans, partially offset by a decrease in multi-family loans as the loan mix improved year-over-year and a decrease in commercial loans to mortgage companies. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, which has slowed during the three months ended September 30, 2021, an increase in home purchase volumes and market share gains from other banks.
The NIM increased by 209 basis points to 4.59% for the three months ended September 30, 2021 from 2.50% for the three months ended September 30, 2020 resulting from the shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment with the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019. The shift in the mix of interest-earning assets and PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 181 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities drove a 27 basis points decline in the cost of interest-bearing liabilities for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($5.8 billion average balance) of PPP loans yielding 8.04% and $5.0 billion ($4.5 billion average balance) of interest-bearing demand deposits costing 0.67%. Non-interest bearing demand deposits was $5.0 billion ($3.3 billion average balance). PPPLF borrowings ($2.8 billion average balance) costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.50% and 0.78% for the three months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$1,034,923	$980	0.13%	$614,863	$3,173	0.69%	$(3,545)	$1,352	$(2,193)
Investment securities (1)	1,461,070	25,211	2.30%	741,566	17,429	3.13%	(5,561)	13,343	7,782
Loans and leases:
Commercial loans to mortgage companies	2,837,549	65,925	3.11%	2,383,331	56,004	3.14%	(545)	10,466	9,921
Multi-family loans	1,560,565	44,120	3.78%	2,070,564	60,327	3.89%	(1,669)	(14,538)	(16,207)
Commercial and industrial loans and leases (2)	2,917,643	82,289	3.77%	2,507,231	78,471	4.18%	(8,185)	12,003	3,818
PPP loans	5,515,819	197,071	4.78%	2,563,299	36,043	1.88%	92,190	68,838	161,028
Non-owner occupied commercial real estate loans	1,354,745	38,637	3.81%	1,372,090	40,517	3.94%	(1,359)	(521)	(1,880)
Residential mortgages	348,369	9,486	3.64%	430,058	12,310	3.82%	(561)	(2,263)	(2,824)
Installment loans	1,470,024	101,294	9.21%	1,267,806	82,962	8.74%	4,622	13,710	18,332
Total loans and leases (3)	16,004,714	538,822	4.50%	12,594,379	366,634	3.89%	63,146	109,042	172,188
Other interest-earning assets	62,205	1,834	3.94%	86,454	2,976	4.60%	(387)	(755)	(1,142)
Total interest-earning assets	18,562,912	566,847	4.08%	14,037,262	390,212	3.71%	41,731	134,904	176,635
Non-interest-earning assets	632,202			599,274
Assets of discontinued operations	—			79,854
Total assets	$19,195,114			$14,716,390
Liabilities
Interest checking accounts	$3,584,223	19,929	0.74%	$2,050,184	13,861	0.90%	(2,799)	8,867	6,068
Money market deposit accounts	4,811,540	17,278	0.48%	3,486,445	28,818	1.10%	(19,915)	8,375	(11,540)
Other savings accounts	1,415,595	6,227	0.59%	1,147,994	14,480	1.68%	(11,019)	2,766	(8,253)
Certificates of deposit	646,257	3,792	0.78%	1,533,628	18,780	1.64%	(7,126)	(7,862)	(14,988)
Total interest-bearing deposits (4)	10,457,615	47,226	0.60%	8,218,251	75,939	1.23%	(45,637)	16,924	(28,713)
FRB PPP liquidity facility	3,525,560	9,229	0.35%	1,816,849	4,774	0.35%	—	4,455	4,455
Borrowings	688,620	19,012	3.69%	1,581,498	28,757	2.43%	10,873	(20,618)	(9,745)
Total interest-bearing liabilities	14,671,795	75,467	0.69%	11,616,598	109,470	1.26%	(57,917)	23,914	(34,003)
Non-interest-bearing deposits (4)	3,016,837			1,887,463
Total deposits and borrowings	17,688,632		0.57%	13,504,061		1.08%
Other non-interest-bearing liabilities	295,752			143,118
Liabilities of discontinued operations	—			54,310
Total liabilities	17,984,384			13,701,489
Shareholders' equity	1,210,730			1,014,901
Total liabilities and shareholders' equity	$19,195,114			$14,716,390
Net interest income		491,380			280,742		$99,648	$110,990	$210,638
Tax-equivalent adjustment (5)		871			655
Net interest earnings		$492,251			$281,397
Interest spread			3.51%			2.63%
Net interest margin			3.54%			2.67%
Net interest margin tax equivalent (5)			3.55%			2.68%
Net interest margin tax equivalent, excluding PPP loans (6)			3.17%			2.93%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.47% and 1.00% for the nine months ended September 30, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the nine months ended September 30, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the nine months ended September 30, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $210.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as average interest-earning assets increased by $4.5 billion, primarily related to increases in the originations and purchases of PPP loans, investment securities, commercial loans to mortgage companies, interest earning deposits, commercial and industrial loans and installment loans, partially offset by a decrease in multi-family loans as the loan mix improved year-over-year. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks.
The NIM increased by 87 basis points to 3.55% for the nine months ended September 30, 2021 from 2.68% for the nine months ended September 30, 2020 resulting from the shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment with the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019. The shift in the mix of interest-earning assets and PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 37 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities drove a 57 basis points decline in the cost of interest-bearing liabilities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $5.0 billion ($5.5 billion average balance) of PPP loans yielding 4.78% and related PPPLF borrowings with $3.5 billion average balance costing 0.35%. PPPLF borrowings were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.57% and 1.08% for the nine months ended September 30, 2021 and 2020, respectively.
Customers' net interest margin tables contain non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to compare the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and nine months ended September 30, 2021 and 2020 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income (GAAP)	$219,892	$107,439	$491,380	$280,742
Tax-equivalent adjustment	290	225	871	655
Net interest income tax equivalent (Non-GAAP)	220,182	107,664	492,251	281,397
Loans receivable, PPP net interest income	(112,005)	(20,018)	(182,632)	(29,326)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$108,177	$87,646	$309,619	$252,071

Average total interest-earning assets (GAAP)	$19,033,826	$17,121,145	$18,562,912	$14,037,262
Average PPP loans	(5,778,367)	(4,909,197)	(5,515,819)	(2,563,299)
Adjusted average total interest-earning assets (Non-GAAP)	$13,255,459	$12,211,948	$13,047,093	$11,473,963

Net interest margin (GAAP)	4.58%	2.50%	3.54%	2.67%
Net interest margin tax equivalent (Non-GAAP)	4.59%	2.50%	3.55%	2.68%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.24%	2.86%	3.17%	2.93%

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

Customers recorded a provision for credit losses during the three months ended September 30, 2021, which resulted primarily from an increase in provision for consumer installment loans from continued growth. Customers recorded a provision for credit losses of $13.2 million and $0.7 million for loans and leases and lending-related commitments, respectively, for the three months ended September 30, 2021. Customers recorded $13.0 million of provision for credit losses for loans and leases and a benefit or release of the reserve of $0.5 million for lending-related commitments, respectively, for the three months ended September 30, 2020. The increase resulted primarily from the consumer installment loan portfolio growth. Net charge-offs for the three months ended September 30, 2021 were $7.1 million, or 17 basis points of average loans and leases on an annualized basis, primarily due to $6.7 million of charge-offs for consumer installment loans consistent with the loan growth. Net charge-offs for the three months ended September 30, 2020 were $17.3 million, or 45 basis points of average loans and leases on an annualized basis, primarily due to a partial charge off of $9.6 million for one commercial real estate collateral dependent loan and $9.2 million of charge-offs for consumer installment loans consistent with the loan growth.
Customers recorded $13.5 million of provision for credit losses for loans and leases and $0.5 million of credit or release of the reserve for lending-related commitments, respectively, for the nine months ended September 30, 2021. Customers recorded $65.7 million of provision for credit losses for loans and leases and $0.1 million of credit or release of the reserve for lending-related commitments, respectively, for the nine months ended September 30, 2020. The decrease resulted primarily from the improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020 affecting the commercial loan portfolio, partially offset by the consumer installment loan portfolio growth. Net charge-offs for the nine months ended September 30, 2021 were $26.2 million, or 22 basis points of average loans and leases on an annualized basis, primarily due to $27.3 million of charge-offs for consumer installment loans consistent with the loan growth. Net charge-offs for the nine months ended September 30, 2020 were $46.3 million, or 49 basis points of average loans and leases on an annualized basis, primarily due to partial charge offs totaling $25.8 million for two commercial real estate collateral dependent loans and $23.7 million of charge-offs for consumer installment loans consistent with the loan growth.
For more information about the provision and ACL and our loss experience, see “Credit Risk” and “Asset Quality” herein.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Interchange and card revenue	$83	$92	$(9)	(9.8)%	$252	$555	$(303)	(54.6)%
Deposit fees	994	650	344	52.9%	2,748	1,703	1,045	61.4%
Commercial lease income	5,213	4,510	703	15.6%	15,729	13,286	2,443	18.4%
Bank-owned life insurance	1,988	1,746	242	13.9%	6,432	5,265	1,167	22.2%
Mortgage warehouse transactional fees	3,100	3,320	(220)	(6.6)%	10,612	7,854	2,758	35.1%
Gain (loss) on sale of SBA and other loans	5,359	286	5,073	1,773.8%	8,834	320	8,514	2,660.6%
Mortgage banking income	425	1,013	(588)	(58.0)%	1,274	1,347	(73)	(5.4)%
Gain (loss) on sale of investment securities	6,063	11,707	(5,644)	(48.2)%	31,441	20,035	11,406	56.9%
Unrealized gain (loss) on investment securities	—	238	(238)	(100.0)%	2,720	60	2,660	4,433.3%
Loss on sale of foreign subsidiaries	—	—	—	NM	(2,840)	—	(2,840)	NM
Unrealized gain (loss) on derivatives	524	549	(25)	(4.6)%	2,622	(4,755)	7,377	(155.1)%
Loss on cash flow hedge derivative terminations	—	—	—	NM	(24,467)	—	(24,467)	NM
Other	1,837	753	1,084	144.0%	5,519	2,066	3,453	167.1%
Total non-interest income	$25,586	$24,864	$722	2.9%	$60,876	$47,736	$13,140	27.5%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $0.7 million increase in commercial lease income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from the continued growth of Customers' equipment finance business.
The $2.4 million increase in commercial lease income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $0.2 million increase in bank-owned life insurance income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted from the increase in cash surrender value of the policies.
The $1.2 million increase in bank-owned life insurance income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted from the increase in cash surrender value of existing and new policies purchased and benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $0.2 million decrease in mortgage warehouse transactional fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from a lower refinancing activity that had been driven by the decline in market interest rates that began in March 2020.
The $2.8 million increase in mortgage warehouse transactional fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates that began in March 2020.

Gain (loss) on sale of SBA and other loans
The $5.1 million increase in gain on sale of SBA and other loans for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects increases of $7.9 million of SBA loans and $103.9 million of installment loans sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The $8.5 million increase in gain on sale of SBA and other loans for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflects increases of $43.6 million of SBA loans and $130.9 million of installment loans sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Gain (loss) on sale of investment securities
The $5.6 million decrease in gain on sale of investment securities for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects the gains realized from the sale of $258.4 million in AFS debt securities during the three months ended September 30, 2021 compared to $268.6 million during the three months ended September 30, 2020.
The $11.4 million increase in gain on sale of investment securities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflects the gains realized from the sale of $666.0 million in AFS debt securities during the nine months ended September 30, 2021 compared to $377.8 million during the nine months ended September 30, 2020.
Unrealized gain (loss) on investment securities
The $0.2 million decrease in unrealized gain (loss) on investment securities for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects a decrease in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in June 2021.
The $2.7 million increase in unrealized gain (loss) on investment securities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflects an increase in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in June 2021.
Loss on sale of foreign subsidiaries
The $2.8 million increase in loss on sale of foreign subsidiaries for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity in June 2021. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.
Unrealized gain (loss) on derivatives
The $25 thousand decrease in unrealized gain (loss) on derivatives for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from decreases of $0.3 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $0.3 million increase in interest rate swap fees.
The $7.4 million increase in unrealized gain (loss) on derivatives for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from increases of $8.2 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $0.8 million decrease in interest rate swap fees.
Loss on cash flow hedge derivative terminations
The $24.5 million increase in loss on cash flow hedge derivative terminations for the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $1.1 million increase in other non-interest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from increases in other loan and customer fees.

The $3.5 million increase in other non-interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from an increase of $0.8 million in gain from the sales of commercial lease assets, an increase of $0.4 million in SERP income and a market value adjustment loss of $1.5 million on a commercial real estate loan held for sale during the nine months ended September 30, 2020.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Salaries and employee benefits	$26,268	$24,752	$1,516	6.1%	$78,262	$68,467	$9,795	14.3%
Technology, communication and bank operations	21,281	13,005	8,276	63.6%	60,887	34,647	26,240	75.7%
Professional services	8,249	4,421	3,828	86.6%	22,772	10,939	11,833	108.2%
Occupancy	2,704	3,368	(664)	(19.7)%	7,807	8,620	(813)	(9.4)%
Commercial lease depreciation	4,493	3,663	830	22.7%	13,199	10,733	2,466	23.0%
FDIC assessments, non-income taxes and regulatory fees	2,313	3,784	(1,471)	(38.9)%	7,634	9,019	(1,385)	(15.4)%
Merger and acquisition related expenses	—	658	(658)	(100.0)%	418	658	(240)	(36.5)%
Loan workout	198	846	(648)	(76.6)%	39	3,020	(2,981)	(98.7)%
Advertising and promotion	302	—	302	NM	1,176	1,795	(619)	(34.5)%
Deposit relationship adjustment fees	6,216	—	6,216	NM	6,216	—	6,216	NM
Other	7,985	1,788	6,197	346.6%	14,349	7,145	7,204	100.8%
Total non-interest expense	$80,009	$56,285	$23,724	42.1%	$212,759	$155,043	$57,716	37.2%
Salaries and employee benefits
The $1.5 million increase in salaries and employee benefits for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases and an increase in incentive accruals tied to Customers' overall performance.
The $9.8 million increase in salaries and employee benefits for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, increase in incentive accruals tied to Customers' overall performance, increase in stock-based compensation related to new awards and compensation expense associated with an executive's retirement and other one-time benefits.
Technology, communication, and bank operations
The $8.3 million increase in technology, communication, and bank operations expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from increases in technology spending and deposit servicing fees and interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, due to higher deposits and debit card transactions.
The $26.2 million increase in technology, communication, and bank operations expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from increases in technology spending and deposit servicing fees and interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, due to higher deposits and debit card transactions. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.

Professional services
The $3.8 million increase in professional services for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to outside professional services used to support the PPP forgiveness process.
The $11.8 million increase in professional services for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to outside professional services used to support the PPP forgiveness process and our participation in the latest round of PPP.
Commercial lease depreciation
The $0.8 million increase in commercial lease depreciation for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $2.5 million increase in commercial lease depreciation for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes and regulatory fees
The $1.5 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from a decrease in FDIC assessment rates resulting from lower premiums from Customers' improved performance rating.
The $1.4 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from a decrease in FDIC assessment rates resulting from lower premiums from Customers' improved performance rating.
Loan workout
The $0.6 million decrease in loan workout for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from expenses incurred for two commercial relationships during the three months ended September 30, 2020.
The $3.0 million decrease in loan workout for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from expenses incurred for two commercial relationships during the nine months ended September 30, 2020.
Deposit relationship adjustment fees
The $6.2 million increase in deposit relationship adjustment fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract as a part of Customers' ongoing initiative to lower its cost of funds.
The $6.2 million increase in deposit relationship adjustment fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract as a part of Customers' ongoing initiative to lower its cost of funds.
Other non-interest expense
The $6.2 million increase in other non-interest expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulted from increases in expenses related to the participation in the latest round of PPP, the PPP forgiveness process and litigation settlement of $1.2 million. The provision or addition to the reserve for unfunded commitments for the three months ended September 30, 2021 was $0.7 million, compared to a credit or release of the reserve for unfunded commitments of $0.5 million during the three months ended September 30, 2020.
The $7.2 million increase in other non-interest expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulted from increases in expenses related to the participation in the latest round of PPP, the PPP forgiveness process and litigation settlement of $1.2 million. These increases were offset by a credit or release of the reserve for unfunded commitments of $0.5 million during the nine months ended September 30, 2021 compared to a credit or release of the reserve for unfunded commitments of $0.1 million during the nine months ended September 30, 2020.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Income before income tax expense	$152,305	$63,063	$89,242	141.5%	$325,961	$107,747	$218,214	202.5%
Income tax expense	36,263	12,016	24,247	201.8%	73,947	23,270	50,677	217.8%
Effective tax rate	23.81%	19.05%			22.69%	21.60%
The $24.2 million increase in income tax expense for the three months ended September 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in projected pre-tax income for 2021. The increase in the effective tax rate for the three months ended September 30, 2021, when compared to the same period in the prior year, also resulted from aforementioned higher projected pre-tax income for 2021 combined with an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
The $50.7 million increase in income tax expense for the nine months ended September 30, 2021, when compared to the same period in the prior year, primarily resulted from an increase in projected pre-tax income for 2021. The increase in the effective tax rate for the nine months ended September 30, 2021, when compared to the same period in the prior year, primarily resulted from the aforementioned higher projected pre-tax income for 2021, compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes, offset in part from an increase in investment tax credits in 2021 and the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries.
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
The table below presents the loss from discontinued operations, net of income taxes for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Loss from discontinued operations before income taxes	$—	$(347)	$347	(100.0)%	$(20,354)	$(10,259)	$(10,095)	98.4%
Income tax expense (benefit) from discontinued operations	—	185	(185)	(100.0)%	17,682	(2,114)	19,796	(936.4)%
Net loss from discontinued operations	$—	$(532)	$532	(100.0)%	$(38,036)	$(8,145)	$(29,891)	367.0%
Loss from discontinued operations, net of income tax expense (benefit) decreased $0.5 million for the three months ended September 30, 2021, when compared to the three months ended September 30, 2020 as the divestiture of BMT was completed on January 4, 2021.

Loss from discontinued operations increased $10.1 million for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020 due to restricted stock awards in BM Technologies' common stock distributed to certain team members of BMT in the form of severance payments and compensation costs for the restricted stock units of Customers Bancorp previously granted to certain team members of BMT that vested upon completion of the divestiture on January 4, 2021.
Income tax expense from discontinued operations increased $19.8 million for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020 resulting from the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by the reversal of a valuation allowance on certain state deferred tax assets which can be realized as a result of the gain from the divestiture and the tax benefits related to the restricted stock awards in BM Technologies's common stock and vesting of restricted stock units of Customers Bancorp to certain team members of BMT.
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $15.1 million and $43.0 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three and nine months ended September 30, 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $3.0 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for $82.5 million or at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption on preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three months ended September 30, 2020.
Preferred stock dividends were $9.7 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for $82.5 million or at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the nine months ended September 30, 2020. See "NOTE 11 – SHAREHOLDERS' EQUITY" to the unaudited consolidated financial statements for additional information.
On June 15, 2020, Series C Preferred Stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%.

Financial Condition
General
Customers' total assets were $19.1 billion at September 30, 2021. This represented a $669.7 million increase from total assets of $18.4 billion at December 31, 2020. The increase in total assets was primarily driven by increases of $656.4 million in investment securities, $396.0 million in PPP loans, $395.2 million in loans and leases receivable and $358.7 million in cash and cash equivalents, partially offset by a decrease of $1.1 billion in loans receivable, mortgage warehouse, at fair value.
Total liabilities were $17.8 billion at September 30, 2021. This represented a $502.5 million increase from $17.3 billion at December 31, 2020. The increase in total liabilities primarily resulted from increases of $5.7 billion in total deposits, $296.8 million in accrued interest payable and other liabilities and $99.1 million in other borrowings, partially offset by decreases of $4.4 billion in the PPPLF, $850.0 million in FHLB advances and $250.0 million in federal funds purchased.

The following table presents certain key condensed balance sheet data as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020	Change	% Change
Cash and cash equivalents	$1,052,054	$693,354	$358,700	51.7%
Investment securities, at fair value	1,866,697	1,210,285	656,412	54.2%
Loans held for sale	29,957	79,086	(49,129)	(62.1)%
Loans receivable, mortgage warehouse, at fair value	2,557,624	3,616,432	(1,058,808)	(29.3)%
Loans receivable, PPP	4,957,357	4,561,365	395,992	8.7%
Loans and leases receivable	7,970,599	7,575,368	395,231	5.2%
Allowance for credit losses on loan and leases	(131,496)	(144,176)	12,680	(8.8)%
Other assets	310,271	338,438	(28,167)	(8.3)%
Assets of discontinued operations	—	62,055	(62,055)	(100.0)%
Total assets	19,108,922	18,439,248	669,674	3.6%
Total deposits	16,971,025	11,309,929	5,661,096	50.1%
Federal funds purchased	—	250,000	(250,000)	(100.0)%
FHLB advances	—	850,000	(850,000)	(100.0)%
Other borrowings	223,151	124,037	99,114	79.9%
Subordinated debt	181,603	181,394	209	0.1%
FRB PPP liquidity facility	—	4,415,016	(4,415,016)	(100.0)%
Accrued interest payable and other liabilities	448,844	152,082	296,762	195.1%
Liabilities of discontinued operations	—	39,704	(39,704)	(100.0)%
Total liabilities	17,824,623	17,322,162	502,461	2.9%
Total shareholders’ equity	1,284,299	1,117,086	167,213	15.0%
Total liabilities and shareholders’ equity	$19,108,922	$18,439,248	$669,674	3.6%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $51.2 million and $78.1 million at September 30, 2021 and December 31, 2020, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $1.0 billion and $615.3 million at September 30, 2021 and December 31, 2020, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits from December 31, 2020 primarily resulted from recent deposits that are not yet deployed into higher interest-earning assets.
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

At September 30, 2021, investment securities totaled $1.9 billion compared to $1.2 billion at December 31, 2020. The increase in investment securities primarily resulted from the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations and mortgage-backed securities, private label collateralized mortgage obligations, commercial mortgage-backed securities and corporate notes totaling $1.4 billion, partially offset by the sale of $666.0 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations and mortgage-backed securities, corporate notes, and maturities, calls and principal repayments totaling $258.4 million for the nine months ended September 30, 2021.
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

LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas, Orlando, Florida and Wilmington, North Carolina. The portfolio of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders nationwide.
Commercial Lending
Customers' commercial lending is divided into six groups: Business Banking, Small and Middle Market Business Banking, Specialty Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending, and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels. The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million. To further build its franchise and support the growth of its commercial lending initiatives, Customers' added three new verticals during 2021 within its Specialty Banking business which included fund finance, technology and venture capital banking and financial institutions group. These three new verticals provide financing to the private equity industry and cash management services to the alternative investment industry. Prior to adding these new verticals, its Specialty Banking business included lending to mortgage banking companies, equipment finance, warehouse lending, healthcare lending and real estate specialty finance. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA Lending business in third quarter 2021.
As of September 30, 2021, Customers had $13.6 billion in commercial loans outstanding, totaling approximately 87.5% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $14.2 billion, comprising approximately 89.8% of its total loan and lease portfolio at December 31, 2020. Included in the $13.6 billion and $14.2 billion in commercial loans outstanding as of September 30, 2021 and December 31, 2020, respectively, were $5.0 billion and $4.6 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized, including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2021 and December 31, 2020, commercial loans to mortgage banking businesses totaled $2.6 billion and $3.6 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.

Customers has been deemphasizing its multi-family loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers plans to grow the multi-family loan portfolio in future periods. Customers' multi-family lending group is focused on retaining a portfolio of high-quality multi-family loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2021, Customers had multi-family loans of $1.4 billion outstanding, comprising approximately 8.9% of the total loan and lease portfolio, compared to $1.8 billion, or approximately 11.1% of the total loan and lease portfolio, at December 31, 2020.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of September 30, 2021 and December 31, 2020, Customers had $326.9 million and $288.4 million, respectively, of equipment finance loans outstanding. As of September 30, 2021 and December 31, 2020, Customers had $135.8 million and $108.0 million of equipment finance leases, respectively. As of September 30, 2021 and December 31, 2020, Customers had $106.4 million and $102.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $36.1 million and $28.9 million, respectively.
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships, had $5.0 billion and $4.6 billion of PPP loans outstanding as of September 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage, and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. Customers has executed digitally over $1 billion in direct personal loan originations. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2021, Customers had $1.9 billion in consumer loans outstanding, or 12.5% of the total loan and lease portfolio, compared to $1.6 billion, or 10.3% of the total loan and lease portfolio, as of December 31, 2020.

Purchases and sales of loans were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Purchases (1)
Loan receivable, PPP	$602,175	$—	$1,223,662	$—
Residential real estate	—	—	—	495
Installment (2)	50,001	15,700	165,850	225,468
Total	$652,176	$15,700	$1,389,512	$225,963
Sales (3)
Multi-family	$—	$—	$19,443	$—
Commercial and industrial	6,176	3,968	35,166	3,968
Commercial real estate owner occupied	5,728	—	12,426	—
Commercial real estate non-owner occupied	—	17,600	18,366	17,600
Residential real estate	14,549	—	42,735	—
Installment	103,897	—	132,715	1,822
Total	$130,350	$21,568	$260,851	$23,390
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.2% and 98.1% of the loans' unpaid principal balance during the three months ended September 30, 2021 and 2020, respectively. The purchase price was 101.0% and 100.2% of the loans' unpaid principal balance during the nine months ended September 30, 2021 and 2020, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2021 and 2020, loan sales resulted in net gains of $5.8 million and $0.3 million, respectively. included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income. For the nine months ended September 30, 2021 and 2020, loan sales resulted in net gains of $10.1 million and $0.3 million, respectively.
Loans Held for Sale
The composition of loans held for sale as of September 30, 2021 and December 31, 2020 was as follows:

(amounts in thousands)	September 30, 2021	December 31, 2020
Commercial loans:
Multi-family loans, at lower of cost or fair value	$17,290	$—
Commercial and industrial loans, at lower of cost or fair value	—	55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	17,290	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	508	643
Residential mortgage loans, at fair value	12,159	5,509
Total consumer loans held for sale	12,667	6,152
Loans held for sale	$29,957	$79,086
At September 30, 2021, loans held for sale totaled $30.0 million, or 0.2% of the total loan and lease portfolio, and $79.1 million, or 0.5% of the total loan and lease portfolio, at December 31, 2020.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2021	December 31, 2020
Loans and leases receivable, mortgage warehouse, at fair value	$2,557,624	$3,616,432
Loans receivable, PPP	4,957,357	4,561,365
Loans receivable:
Commercial:
Multi-family	1,369,876	1,761,301
Commercial and industrial (1)	2,673,226	2,289,441
Commercial real estate owner occupied	656,044	572,338
Commercial real estate non-owner occupied	1,144,643	1,196,564
Construction	198,607	140,905
Total commercial loans and leases receivable	6,042,396	5,960,549
Consumer:
Residential real estate	248,153	317,170
Manufactured housing	55,635	62,243
Installment	1,624,415	1,235,406
Total consumer loans receivable	1,928,203	1,614,819
Loans and leases receivable (2)	7,970,599	7,575,368
Allowance for credit losses on loans and leases	(131,496)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	$15,354,084	$15,608,989
(1)Includes direct finance equipment leases of $135.8 million and $108.0 million at September 30, 2021 and December 31, 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(131.2) million and $(54.6) million at September 30, 2021 and December 31, 2020, respectively.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $5.0 billion and $4.6 billion of PPP loans outstanding as of September 30, 2021 and December 31, 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $117.1 million and $197.1 million for the three and nine months ended September 30, 2021, respectively. Customers recognized interest income, including origination fees, of $24.3 million and $36.0 million for the three and nine months ended September 30, 2020.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.6 billion and $3.6 billion at September 30, 2021 and December 31, 2020, respectively.

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
The provision for credit losses on loans and leases was $13.2 million and $13.0 million for the three months ended September 30, 2021 and 2020, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $131.5 million, or 1.65% of loans and leases receivable, excluding PPP loans, at September 30, 2021 and $144.2 million, or 1.90% of loans and leases receivable, at December 31, 2020. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from lower ACL for the commercial loan portfolio due to continued improvement in macroeconomic forecasts at September 30, 2021, as compared to the impact of reserve build for the COVID-19 pandemic at September 30, 2020, offset in part by the increase in ACL for the consumer installment loan portfolio due to loan growth. Net charge-offs were $7.1 million for the three months ended September 30, 2021, a decrease of $10.2 million compared to the same period in 2020. Commercial real estate non-owner occupied charge-offs for the three months ended September 30, 2020 were attributable to partial charge-offs of one collateral dependent loan, which is not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders, which increased for the three months ended September 30, 2021 compared to the same period in 2020 consistent with the loan growth.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of September 30, 2021 and December 31, 2020 are set forth below.

(dollars in thousands)	September 30, 2021	December 31, 2020
Loans and leases receivable (GAAP)	$12,927,956	$12,136,733
Less: Loans receivable, PPP	4,957,357	4,561,365
Loans and leases held for investment, excluding PPP (Non-GAAP)	$7,970,599	$7,575,368

ACL for loans and leases (GAAP)	$131,496	$144,176

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.65%	1.90%
The table below presents changes in Customers' ACL for the periods indicated.

Analysis of the Allowance for Credit Losses on Loan and Leases

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$125,436	$159,905	$144,176	$56,379
Cumulative effect of change in accounting principle	—	—	—	79,829
Loan and lease charge-offs (1)
Multi-family	—	—	1,132	—
Commercial and industrial	516	2,527	1,153	2,645
Commercial real estate owner occupied	524	44	666	44
Commercial real estate non-owner occupied	943	10,181	943	25,779
Residential real estate	79	—	129	—
Installment	6,693	9,194	27,338	23,744
Total charge-offs	8,755	21,946	31,361	52,212
Loan and lease recoveries (1)
Commercial and industrial	400	2,582	945	2,661
Commercial real estate owner occupied	474	—	483	5
Commercial real estate non-owner occupied	—	1,258	69	1,258
Construction	3	6	122	122
Residential real estate	25	17	47	72
Installment	749	784	3,479	1,759
Total recoveries	1,651	4,647	5,145	5,877
Total net charge-offs	7,104	17,299	26,216	46,335
Provision for credit losses on loans and leases	13,164	12,955	13,536	65,688
Balance at the end of the period	$131,496	$155,561	$131,496	$155,561
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies herein and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements, also, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2020 Form 10-K for further discussion on management's methodology for estimating the ACL.
Approximately 58% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
Asset Quality
Customers segments the loan and lease receivables by loan product or other characteristic generally defining a shared characteristic with other loans in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At September 30, 2021, commercial and consumer deferments related to COVID-19 were $73.4 million and $6.7 million, respectively. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. Customers had no pending commercial loan deferment requests as of September 30, 2021.
Asset Quality at September 30, 2021

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loan and Lease Type
Multi-family	$1,369,876	$1,336,456	$8,896	$—	$24,524	$—	$24,524	1.79%	1.79%
Commercial & industrial	2,673,226	2,661,636	4,639	—	6,951	196	7,147	0.26%	0.27%
Commercial real estate owner occupied	656,044	653,387	245	—	2,412	—	2,412	0.37%	0.37%
Commercial real estate non-owner occupied	1,144,643	1,129,003	12,795	—	2,845	—	2,845	0.25%	0.25%
Construction	198,607	198,607	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	6,042,396	5,979,089	26,575	—	36,732	196	36,928	0.61%	0.61%
Residential	248,153	238,939	1,476	—	7,738	35	7,773	3.12%	3.13%
Manufactured housing	55,635	46,989	3,191	1,935	3,520	105	3,625	6.33%	6.50%
Installment	1,624,415	1,611,691	9,180	—	3,544	—	3,544	0.22%	0.22%
Total consumer loans receivable	1,928,203	1,897,619	13,847	1,935	14,802	140	14,942	0.77%	0.77%
Loans and leases receivable (1)	7,970,599	7,876,708	40,422	1,935	51,534	336	51,870	0.65%	0.65%
Loans receivable, PPP	4,957,357	4,957,357	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,557,624	2,557,624	—	—	—	—	—	—%	—%
Total loans held for sale	29,957	29,450	—	—	507	—	507	1.69%	1.69%
Total portfolio	$15,515,537	$15,421,139	$40,422	$1,935	$52,041	$336	$52,377	0.34%	0.34%

Asset Quality at September 30, 2021 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,369,876	$24,524	$4,397	0.32%	17.93%
Commercial & industrial	2,673,226	6,951	10,860	0.41%	156.24%
Commercial real estate owner occupied	656,044	2,412	3,617	0.55%	149.96%
Commercial real estate non-owner occupied	1,144,643	2,845	7,375	0.64%	259.23%
Construction	198,607	—	886	0.45%	—%
Total commercial loans and leases receivable	6,042,396	36,732	27,135	0.45%	73.87%
Residential	248,153	7,738	1,912	0.77%	24.71%
Manufactured housing	55,635	3,520	4,410	7.93%	125.28%
Installment	1,624,415	3,544	98,039	6.04%	2,766.34%
Total consumer loans receivable	1,928,203	14,802	104,361	5.41%	705.05%
Loans and leases receivable (1)	7,970,599	51,534	131,496	1.65%	255.16%
Loans receivable, PPP	4,957,357	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,557,624	—	—	—%	—%
Total loans held for sale	29,957	507	—	—%	—%
Total portfolio	$15,515,537	$52,041	$131,496	0.85%	252.68%
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
Customers' asset quality table contains non-GAAP financial measures which exclude loans receivable, PPP from their calculations. Management uses these non-GAAP measures to compare the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at September 30, 2021, are set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO (%)
Loans and leases receivable (GAAP)	$15,485,580	$15,421,139	$40,422	$1,935	$52,041	$336	$52,377	0.34%	0.34%
Less: Loans receivable, PPP	4,957,357	4,957,357	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,528,223	$10,463,782	$40,422	$1,935	$52,041	$336	$52,377	0.49%	0.50%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$15,485,580	$52,041	$131,496	0.85%	252.68%
Less: Loans receivable, PPP	4,957,357	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$10,528,223	$52,041	$131,496	1.25%	252.68%
The total loan and lease portfolio was $15.5 billion at September 30, 2021 compared to $15.8 billion at December 31, 2020, and $52.0 million, or 0.34% of loans and leases, were non-performing at September 30, 2021 compared to $70.5 million, or 0.45% of loans and leases, at December 31, 2020. The loan and lease portfolio was supported by an ACL of $131.5 million (252.68% of NPLs and 0.85% of total loans and leases) and $144.2 million (204.48% of NPLs and 0.91% of total loans and leases), at September 30, 2021 and December 31, 2020, respectively.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through digital banking, our white label relationship, deposit brokers, listing services and other relationships. During the three months ended September 30, 2021, Customers began accepting non-interest bearing demand deposits from new customers on the TassatPayTM real-time blockchain payments platform which launched in October 2021. Customers Bank provides blockchain-based digital payments via the Customers Bank Instant Token or CBITTM, which allows clients to make real-time payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by customers of Customers Bank on the real time B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. As of September 30, 2021, Customers Bank received $1.5 billion of deposits from new customers in preparation for the launch of CBIT.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020	Change	% Change
Demand, non-interest bearing	$4,954,331	$2,356,998	$2,597,333	110.2%
Demand, interest bearing	5,023,081	2,384,691	2,638,390	110.6%
Savings, including MMDA	6,400,464	5,916,309	484,155	8.2%
Non-time deposits	16,377,876	10,657,998	5,719,878	53.7%
Time, $100,000 and over	472,199	470,923	1,276	0.3%
Time, other	120,950	181,008	(60,058)	(33.2)%
Time deposits	593,149	651,931	(58,782)	(9.0)%
Total deposits	$16,971,025	$11,309,929	$5,661,096	50.1%
Total deposits were $17.0 billion at September 30, 2021, an increase of $5.7 billion, or 50.1%, from $11.3 billion at December 31, 2020. Non-time deposits increased by $5.7 billion, or 53.7%, to $16.4 billion at September 30, 2021, from $10.7 billion at December 31, 2020. This increase primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $2.6 billion and interest bearing demand deposits of $2.6 billion. Savings, including MMDA increased $484.2 million, or 8.2%, to $6.4 billion at September 30, 2021, from $5.9 billion at December 31, 2020. Time deposits decreased $58.8 million, or 9.0%, to $593.1 million at September 30, 2021, from $651.9 million at December 31, 2020.
At September 30, 2021, the Bank had $757.8 million in state and municipal deposits to which it had pledged $815.7 million of available borrowing capacity through the FHLB to the depositor through a letter of credit arrangement.

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

Short-term debt

Short-term debt at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$850,000	1.19%
Federal funds purchased	—	—%	250,000	0.09%
Total short-term debt	$—		$1,100,000

Long-term debt

FHLB and FRB Advances

Long-term FHLB and FRB advances at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Rate	Amount	Rate
FRB PPP Liquidity Facility advances	$—	—%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$—		$4,415,016
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Total maximum borrowing capacity with the FHLB	$2,789,580	$2,729,516
Total maximum borrowing capacity with the FRB (1)	186,841	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,613,109	3,363,364
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the face value of the loans originated under the PPP. Customers had no borrowings under the PPPLF at September 30, 2021. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021	December 31, 2020
(dollars in thousands)
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,809	$—	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,641	24,552	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,701	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,151	$124,037

Customers Bancorp	Subordinated (2)(3)	$72,358	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,245	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,603	$181,394
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
(2)The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(3)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(4)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020	Change	% Change
Preferred stock	$137,794	$217,471	$(79,677)	(36.6)%
Common stock	33,818	32,986	832	2.5%
Additional paid in capital	525,894	455,592	70,302	15.4%
Retained earnings	607,085	438,581	168,504	38.4%
Accumulated other comprehensive income (loss), net	1,488	(5,764)	7,252	(125.8)%
Treasury stock	(21,780)	(21,780)	—	—%
Total shareholders' equity	$1,284,299	$1,117,086	$167,213	15.0%
Shareholders’ equity increased $167.2 million, or 15.0%, to $1.3 billion at September 30, 2021 when compared to shareholders' equity of $1.1 billion at December 31, 2020. The increase primarily resulted from increases of $168.5 million in retained earnings, $70.3 million in additional paid in capital, and $7.3 million in accumulated other comprehensive income (loss), net, offset in part by a decrease of $79.7 million in preferred stock.
Preferred stock decreased $79.7 million, or 36.6%, to $137.8 million at September 30, 2021 when compared to preferred stock of $217.5 million at December 31, 2020. The decrease in preferred stock resulted from redemption of all of the outstanding shares of Series C and Series D Preferred Stock for $82.5 million on September 15, 2021. See "NOTE 11 – SHAREHOLDERS' EQUITY" to the unaudited consolidated financial statements for additional information.
The increase in additional paid in capital resulted from the sale of BMT that was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization of $31.9 million, merger related expense of $19.6 million in the form of restricted stock awards in BM Technologies' common stock to certain team members of BMT, $11.2 million from share-based compensation expense, and $7.7 million from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2021.
The increase in retained earnings resulted from net income of $214.0 million, offset in part by $9.7 million in preferred stock dividends, $2.8 million of loss on redemption of Series C and Series D Preferred Stock on September 15, 2021 and $33.0 million of special dividends in connection with the divestiture of BMT. Upon closing of the divestiture, Customers received cash consideration of $23.1 million and holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers common stock held as of the close of business on December 18, 2020 as special dividends. No fractional shares of BMT common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Customers received $3.7 million of additional cash consideration in May 2021.
The increase in accumulated other comprehensive income (loss), net primarily resulted from an increase of $12.3 million and income tax effect of $3.2 million in the fair value of cash flow hedges due to changes in market interest rates and reclassification of $27.0 million in losses and income tax effect of $7.0 million from the termination of derivatives designated as cash flow hedges of forecasted transactions that are deemed no longer probable of occurring during the nine months ended September 30, 2021, partially offset by reclassification of $31.4 million in gains and income tax effect of $8.2 million resulting from the sales of AFS debt securities during the nine months ended September 30, 2021.
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp did not purchase any shares of its common stock during the three months ended September 30, 2021 pursuant to the Share Repurchase Program. Customers Bancorp purchased 167,233 shares of its common stock for $7.2 million under the Share Repurchase Program on various dates between October 1, 2021 and October 15, 2021. See "NOTE 11 – SHAREHOLDERS' EQUITY" to the unaudited consolidated financial statements for additional information.

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
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of September 30, 2021, Customers' borrowing capacity with the FHLB was $2.8 billion, and $0.8 billion of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2020, Customers' borrowing capacity with the FHLB was $2.7 billion, of which $0.9 billion was utilized in borrowings and $1.2 billion of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2021 and December 31, 2020, Customers' borrowing capacity with the FRB was $186.8 million and $223.3 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of September 30, 2021, Customers had no borrowings under the PPPLF.
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. The table below summarizes Customers' cash flows from continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) continuing operating activities	$274,524	$73,790	$200,734	272.0%
Net cash provided by (used in) continuing investing activities	(80,875)	(7,086,489)	7,005,614	(98.9)%
Net cash provided by (used in) continuing financing activities	187,842	7,131,981	(6,944,139)	(97.4)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$381,491	$119,282	$262,209	219.8%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $274.5 million for the nine months ended September 30, 2021 resulted from net income from continuing operations of $252.0 million, an increase in accrued interest payable and other liabilities of $136.3 million and a decrease of $45.6 million of accrued interest receivable and other assets, partially offset by net non-cash operating adjustments of $159.4 million.
Cash provided by continuing operating activities of $73.8 million for the nine months ended September 30, 2020 resulted from net income from continuing operations of $84.5 million, an increase of $77.4 million in accrued interest payable and other liabilities and net non-cash operating adjustments of $35.6 million, partially offset by an increase in accrued interest receivable and other assets of $123.6 million.

Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $80.9 million for the nine months ended September 30, 2021 primarily resulted from purchases of investment securities available for sale of $1.4 billion, purchases of PPP and other loans of $1.4 billion, and purchases of bank-owned life insurance of $46.5 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $1.1 billion, proceeds from sales of investment securities available for sale of $666.0 million, a net decrease in loans and leases, excluding mortgage warehouse loans of $521.3 million primarily from PPP loan forgiveness, proceeds from sales of loans and leases of $260.9 million, proceeds from maturities, calls, and principal repayments of investment securities of $258.4 million and net proceeds from sale of FHLB, FRB, and other restricted stock of $14.2 million.
Cash used in continuing investing activities of $7.1 billion for the nine months ended September 30, 2020 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $4.7 billion primarily related to PPP loan originations, net originations of mortgage warehouse loans of $1.7 billion, purchases of investment securities available for sale of $1.0 billion, and purchases of loans of $226.5 million, partially offset by proceeds from sales of investment securities available for sale of $377.8 million, proceeds from maturities, calls and principal repayments of investment securities of $156.8 million and proceeds from sales of loans and leases of $23.4 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $187.8 million for the nine months ended September 30, 2021 primarily resulted from net increases in deposits of $5.7 billion and the proceeds from issuance of the 2.875% fixed-to-floating rate senior notes of $98.8 million, partially offset by a net decrease in long-term borrowed funds from the PPPLF of $4.4 billion, the redemption of preferred stock of $82.5 million and decreases in short-term borrowed funds from the FHLB and federal funds purchased of $1.1 billion. Customers fully repaid the borrowings from the PPPLF during the nine months ended September 30, 2021 due to increased PPP forgiveness and funding from deposits. For additional information refer to "NOTE 11 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements.
Cash provided by continuing financing activities of $7.1 billion for the nine months ended September 30, 2020 primarily resulted from net increases in long-term borrowed funds from the PPPLF of $4.8 billion primarily to finance the PPP loan originations, and deposits of $2.2 billion and net increase in federal funds purchased of $142.0 million.
Cash flows from discontinued operations
The table below summarizes Customers' cash flows from discontinued operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) discontinued operating activities	$(22,791)	$(423)	$(22,368)	5,287.9%
Net cash provided by (used in) discontinued investing activities	—	52	(52)	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(22,791)	$(371)	$(22,420)	6,043.1%

Cash flows provided by (used in) discontinued operating activities
Cash used in discontinued operating activities of $22.8 million for the nine months ended September 30, 2021 resulted from a net loss of $38.0 million and a decrease in accrued interest payable and other liabilities of $40.7 million, offset in part by non-cash operating activities of $20.3 million and a decrease in other assets of $35.6 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2021 and December 31, 2020, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,201,160	10.412%	$519,125	4.500%	N/A	N/A	$807,527	7.000%
Customers Bank	$1,471,897	12.765%	$518,878	4.500%	$749,491	6.500%	$807,144	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,338,953	11.607%	$692,166	6.000%	N/A	N/A	$980,569	8.500%
Customers Bank	$1,471,897	12.765%	$691,838	6.000%	$922,451	8.000%	$940,104	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,572,222	13.629%	$922,888	8.000%	N/A	N/A	$1,211,291	10.500%
Customers Bank	$1,632,808	14.161%	$922,451	8.000%	$1,153,063	10.000%	$1,210,716	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,338,953	7.876%	$679,974	4.000%	N/A	N/A	$679,974	4.000%
Customers Bank	$1,471,897	8.660%	$679,839	4.000%	$849,799	5.000%	$679,838	4.000%
As of December 31, 2020:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
The capital ratios above reflect the capital requirements under "Basel III" adopted effective first quarter 2015 and the capital conservation buffer phased in beginning January 1, 2016. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. As of September 30, 2021, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 12 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.

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
As of September 30, 2021 and December 31, 2020, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	September 30, 2021	December 31, 2020
Commitments to fund loans and leases	$370,446	$262,153
Unfunded commitments to fund mortgage warehouse loans	2,388,844	1,933,067
Unfunded commitments under lines of credit and credit cards	1,428,672	1,009,031
Letters of credit	25,997	27,166
Other unused commitments	1,061	1,842
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
Customers recognized a provision for credit losses on unfunded commitments of $0.7 million and a credit (benefit) to credit losses of $0.5 million during the three and nine months ended September 30, 2021 resulting in an ACL of $1.8 million as of September 30, 2021.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending September 30, 2022 and December 31, 2021, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2021 and December 31, 2020. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2021, current market interest rates were increased immediately by 100, 200, and 300 basis points. In the current interest rate environment, particularly for short term rates, the Down 100 to Down 300 basis point scenarios are not shown due to the unrealistic and/or negative yield nature of the results. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending September 30, 2022 and December 31, 2021, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	September 30, 2021	December 31, 2020
Up 3%	8.3%	(2.7)%
Up 2%	5.2%	(1.6)%
Up 1%	0.8%	(0.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at September 30, 2021, current market interest rates were increased immediately by 100, 200, and 300 basis points. Due to the limitations of the current low interest rate environment, the Down 100, 200 and 300 basis point rate shocks are deemed impractical and not presented below. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2021 and December 31, 2020, resulting from shocks to interest rates.

	From base
Rate Shocks	September 30, 2021	December 31, 2020
Up 3%	68.2%	(18.9)%
Up 2%	53.5%	(12.2)%
Up 1%	27.3%	(6.1)%
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
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2021.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2021, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2020 Form 10-K. There are no material changes from the risk factors included within the 2020 Form 10-K, except for the risk factors involving CBIT as discussed below. The risks described within the 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
We launched CBIT, a blockchain-based real time payments platform, the development, acceptance and success of which is subject to a variety of factors that are difficult to evaluate.
On October 18, 2021, Customers Bank launched the Customers Bank Instant Token or CBITTM on the TassatPayTM blockchain-based real time B2B payments platform, which will immediately begin serving a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by customers of Customers Bank on the real time B2B payments platform. CBIT is not listed or traded on any digital currency exchange. As of September 30, 2021, Customers Bank received $1.5 billion of deposits from new customers in preparation for the launch of CBIT. These new customers are primarily concentrated in the digital currency industry.
Our real time B2B payments initiative depends on continued development and acceptance of the digital currency industry in which our customers operate. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies, including the technologies underlying digital currencies, such as blockchain, and the services associated with digital currencies and blockchain. The adoption and development of digital currencies and the underlying technology is subject to a high degree of uncertainty, including the adoption of new technology, competition, regulation of the industry, and price volatility, among other factors. For example, a competitor or another third party may launch an alternative to CBIT, such as the Federal Reserve’s recently announced plan to develop a real time payment system for banks. New technologies also expose us to additional operational, financial, and regulatory risks. Any of these factors could adversely affect our real time B2B payments initiative and therefore have a material adverse effect on our business, financial condition and results of operation, including the loss of non-interest bearing demand deposits. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.
Customers Bancorp did not purchase any shares of its common stock during the three and nine months ended September 30, 2021 pursuant to the Share Repurchase Program. Customers Bancorp purchased 167,233 shares of its common stock for $7.2 million under the Share Repurchase Program on various dates between October 1, 2021 and October 15, 2021.
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

4.2		Form of 2.875% Fixed-to-Floating Rate Senior Note, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 6, 2021

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 8, 2021	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 8, 2021	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)