Form 10-K
period 2021-12-31
Customers Bancorp, Inc.
filed 2022-02-28
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,185,780,529 as of June 30, 2021, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 25, 2022, 32,947,147 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, as well as other written or oral communications made from time to time by us, contains forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements are statements other than statements of fact and tend to relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q. Our actual results may differ materially from those reflected in the forward-looking statements.
In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:
•the impact of ongoing COVID-19 pandemic on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our customers;
•a prolonged downturn in the economy, particularly in the geographic areas in which we do business, or an unexpected decline in real estate values within our market areas;
•the impact of ongoing COVID-19 pandemic on our team members and our ability to provide services to our customers and respond to their needs;
•the impact of forbearances or deferrals we are required to provide or that we agree to as a result of customer requests and/or government actions, including, but not limited to our potential inability to fully recover deferred payments from the borrower or the collateral;
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
•the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, Financial Accounting Standards Board and other accounting standard setters;
•changes in external competitive market factors that might impact our results of operations;
•changes in laws and regulations, including, without limitation, changes in capital requirements under Basel III;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of our operations and potential expenses associated with complying with such regulations;
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
•our ability to attract and retain qualified personnel;

•our ability to attract and retain deposits and other sources of liquidity;
•our ability to raise additional funding in the capital markets if necessary to fund our operations and business plan;
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
•the planned phasing out of London interbank offered rate, or LIBOR, as a benchmark reference rate, and the transition to an alternative reference interest rate, including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts;
•timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;
•our ability to execute our digital distribution strategy;
•changes in consumer spending, borrowing and saving habits;
•technological changes;
•development, acceptance and success of CBIT, a blockchain-based instant payments platform, which is subject to a variety of factors that are difficult to evaluate;
•our ability to successfully implement our growth strategy, control expenses and maintain liquidity;
•system failures or cybersecurity incidents or other breaches of our network security;
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
•regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to our shareholders;
•our ability to manage the risks of change in our loan mix to include a greater portion of consumer loans;
•our ability to manage originating, servicing and processing forgiveness of PPP loans; and
•any reputation, credit, interest rate, market, operational, litigation, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above.
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

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
2021 SERPs	Supplemental Executive Retirement Plans entered into in 2021
ACL	Allowance for Credit Losses
AFS	Available for sale
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BRRP	Bonus Recognition and Retention Program
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CBITTM	Customers Bank Instant Token
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Code	U.S. Internal Revenue Code of 1986, as Amended
Commission	United States Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	United States Department of Justice
ECOA	Equal Credit Opportunity Act
ED	United States Department of Education
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ESG	Environmental, Social and Governance commitments
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	The United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interest-Only GNMA Securities	Interest-Only Government National Mortgage Association Securities
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility
MOU	Memorandum of Understanding
NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPL	Non-Performing Loan
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
Religare	Religare Enterprises, Ltd.
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAG	Special Assets Group
SBA	Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs
VIE	Variable Interest Entity
VOE	Voting Interest Entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as "Customers" herein. The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch branch-light strategy that serves its customers through a single-point-of-contact private banking strategy with a focus on community banking businesses including commercial and industrial and commercial real estate loans (to borrowers in Pennsylvania, New Jersey, New York City, New England and other geographies), multi-family lending, SBA lending and residential mortgage lending. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, specialty lending and consumer loans through relationships with fintech companies. In October 2021, Customers Bank soft launched CBITTM on the TassatPayTM blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. In December 2021, Customers undertook a complete rebranding to reposition the Bank as a fintech-forward-focused financial institution that provides commercial and consumer customers the stability, regulatory and trust inherent in working with an established financial institution.
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the divestiture. BankMobile was a division of Customers Bank, which offered state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with "Banking as a Service" offerings with white label partners. The main sources of BankMobile’s revenue were from interchange income from its digital checking and savings accounts, deposit servicing fees from sourcing and servicing deposits, digital checking and savings account fees, and subscription fees paid by colleges and universities for disbursement services. Beginning in first quarter 2021, BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s results of operations as discontinued operations. Customers Bancorp's financial condition as of December 31, 2020 and the results of its operations for the years ended December 31, 2020 and 2019 included the assets and liabilities and financial results of BankMobile. As a result of the divestiture, Customers' interchange income, deposit account fees and subscription fees decreased during the year ended December 31, 2021. Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses, and other non-interest expenses including reimbursements from the white label relationship associated with BMT also decreased during the year ended December 31, 2021. In connection with the divestiture, Customers also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the year ended December 31, 2021. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expires on March 31, 2022, except for accounting services which expired on February 15, 2022.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multi-family loans and residential mortgage loans. In addition, on a national level, the Bank also provides SBA lending and financing to specialty banking businesses such as commercial loans to mortgage companies, specialty lending, commercial equipment financing and consumer loans through relationships with fintech companies. To further build its franchise and support the growth of its commercial lending initiatives, Customers added three new commercial verticals during 2021 within its specialty banking business. These three new verticals included fund finance, technology and venture capital banking and financial institutions group that provide financing to the private equity industry and cash management services to the alternative investment industry. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA lending business in third quarter 2021. At December 31, 2021, Customers had total assets of $19.6 billion, including total loans and leases, net of the ACL of $14.4 billion, total deposits of $16.8 billion and shareholders’ equity of $1.4 billion. Included in total loans and leases was $3.3 billion of PPP loans at December 31, 2021.
Customers differentiates itself through its superior technology capabilities combined with a unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and opportunistic value-added acquisitions. Customers identifies itself as a high-tech forward thinking bank supported by high touch and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers' environmental, social and governance or ESG practices emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, large corporate clients, not-for-profit organizations and consumers.
The Bank’s lending activities are primarily funded by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service and its digital bank deposit offerings. On October 18, 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.
The management team of Customers consists of experienced banking executives led by its Chairman and CEO, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the CEO and Chairman of Sovereign Bancorp. In addition to Mr. Sidhu, a number of the members of the current management team have experience working together at Sovereign with Mr. Sidhu. Many other team members who have joined Customers' management team have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets. On July 1 2021, Richard Ehst retired as the President and Chief Executive Officer of Customers Bank after a 50-year banking career. Mr. Ehst also stepped down from his position as the President and Chief Operating Officer of Customers Bancorp. Upon Mr. Ehst's retirement, Samvir ("Sam") Sidhu was named as the President and Chief Executive Officer of Customers Bank and the President of Customers Bancorp. Mr. Sam Sidhu joined Customers in 2020 as the Vice Chair and Chief Operating Officer of Customers Bank and the Head of Corporate Development of Customers Bancorp. Mr. Sam Sidhu, son of Mr. Jay Sidhu, was the founder and chief executive of Megalith Financial Corp. LLC, a NYSE-listed financial technology-based special purpose acquisition company. Prior to launching Megalith Financial Corp. LLC, Mr. Sam Sidhu worked at Providence Equity Partners and at Goldman Sachs. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintechs to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders' efforts to support small businesses during the COVID-19 pandemic through the SBA's PPP loans.
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
The deposits of the Bank are insured by the FDIC. The Bank’s home office is located at 99 Bridge Street, Phoenixville, Pennsylvania 19460. The main telephone number is (610) 933-2000. The Bank plans to relocate its home office to Malvern, Pennsylvania in second quarter 2022.

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
Current Markets
Customers' target market is broadly defined as extending from Washington D.C. to Boston, Massachusetts roughly following Interstate 95. In 2021, Customers expanded its target market to include Texas, Florida, North Carolina and other geographies. As of December 31, 2021, Customers had bank branches or LPOs serving businesses and consumers in the following locations:

Market	Offices	Type
Berks County, PA	4	Branch
Boston, MA	1	LPO
Chicago, IL	1	LPO
Dallas, TX	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Orlando, FL	1	LPO
Philadelphia-Southeastern, PA	8	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Wilmington, NC	1	LPO
In addition to the above locations, Customers had 16 other locations with executive offices and LPOs serving mortgage companies and small businesses throughout the United States as of December 31, 2021.
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and acquisition strategies. Additionally, in July 2018, Customers launched a new digital, online savings banking product with a goal of gathering retail deposits nationally. At December 31, 2021, $1.0 billion of retail deposits were outstanding for this product. The BankMobile suite of deposit products and services was provided nationally through digital delivery channels, such as a smartphone or other web-enabled device. Customers believes that digital delivery without geographic limitations is the future of retail banking.

Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its Concierge Banking® high-tech/high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on opportunistic acquisitions that further Customers' objectives and meet its critical success factors. Customers will also consider opportunistically other acquisitions that will contribute to its banking business. As Customers evaluates potential acquisition and asset purchase opportunities, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the regulatory burden.
Competitive Strengths
•Experienced and respected management team. An integral element of Customers' business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. During his tenure at Sovereign, Mr. Sidhu established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Pennsylvania and New Jersey Banking Group Executive Vice President; and Lyle Cunningham, Chief Lending Officer; all have over 30 years of experience. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings nearly 30 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives.
•Fintech-forward financial institution with a national reach. On July 1, 2021, Mr. Sam Sidhu became the President and Chief Executive Officer of Customers Bank. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintechs to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders' efforts to support small businesses during the COVID-19 pandemic through the SBA's PPP loans. As a result, the executive management team undertook a complete rebranding to reposition Customers as a fintech-forward-focused financial institution that provides commercial and consumer customers the stability, regulatory and trust inherent in working with an established financial institution. In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. CBIT enables Customers to generate additional low-to-no cost core deposits. Fueled by a fintech-community bank hybrid business model, and the Bank's recent successes, Customers Bank launched other new commercial financial product lines and opened additional offices in key metro markets around the country.
•Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending segments as we expand into new markets across the country. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multi-family and commercial real estate product line that has been primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multi-family and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialty lending businesses, commercial loans to mortgage originators and installment loans originated directly or with third-party fintech companies. Customers' commercial loans to mortgage originators is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage banking businesses, Customers earns interest and fee income and generates core deposits. Customers' installment loan business is a national business in which Customers originates directly or purchases installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking product that generates core deposits nationally. Through the installment loans and digital, online savings banking product, Customers earns interest and generates core deposits. The fintech-community bank hybrid business model enables Customers to earn interest income and generate core deposits.

•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and being selective with its consumer installment loans by focusing solely on prime borrowers (defined as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. Customers has also formed a Special Assets Group ("SAG") to manage classified and NPAs. As of December 31, 2021, only $49.6 million, or 0.34%, of the Bank's total loan portfolio was non-performing.
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
Segments
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the completion of the divestiture. Beginning in first quarter 2021, BMT’s historical financial results for periods prior to the divestiture are reflected in Customers' consolidated financial statements as discontinued operations. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income were combined with Customers' financial condition and results of operations as a single reportable segment. See "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services such as CBIT, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including commercial mortgage warehouse loans, multi-family and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and installment loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services.
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers' focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA and PPP loans), commercial loans to mortgage companies, multi-family and commercial real estate lending, commercial equipment financing and specialty lending, and

•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies and other market place lenders.
Commercial Lending
Customers' commercial lending activities are divided into six groups: Business Banking; Small and Middle Market Business Banking; Specialty Banking; Multi-Family and Commercial Real Estate Lending; Mortgage Banking Lending; and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, stronger asset quality, lower interest-rate risk and higher productivity levels. To further build its franchise and support the growth of its commercial lending initiatives, Customers added three new verticals during 2021 within its Specialty Banking business which included fund finance, technology and venture capital banking and financial institutions group. These three new verticals provide financing to the private equity industry and cash management services to the alternative investment industry. Prior to adding these new verticals, its Specialty Banking business included equipment finance, healthcare lending, lender finance and real estate specialty finance. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA Lending business during 2021.
The commercial lending group, including commercial and industrial loans, owner occupied commercial real estate loans and specialty lending, focus on building business relationships that provide a complete offering of financial services customized to the present and future needs of each business customer.
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
The goal of Customers' multi-family and commercial real estate lending group is to manage a portfolio of high-quality multi-family and commercial real estate loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multi-family property, plus an assignment of all leases related to such property. Customers had been deemphasizing its multi-family lending activities and focusing on growing relationship-based commercial real estate and commercial and industrial lending activities in the past few years. However, in late 2021, Customers began to increase its multi-family lending and currently plans to expand the multi-family lending in future periods to approximately 15% of its total loan portfolio.
The goal of commercial loans to mortgage companies is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is currently expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2021 and 2020, Customers Bank funded $55.0 billion and $60.9 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The equipment finance group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2021 and 2020, Customers had $378.7 million and $288.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2021 and 2020, Customers had $146.5 million and $108.0 million of equipment finance leases, respectively. As of December 31, 2021 and 2020, Customers had $117.4 million and $102.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $40.7 million and $28.9 million, respectively.
As of December 31, 2021 and 2020, Customers Bank had $12.4 billion and $14.2 billion, respectively, in commercial loans outstanding, composing approximately 85.3% and 89.8%, respectively, of its total loan portfolio, which includes loans held for sale and loans receivable, mortgage warehouse, at fair value and loans receivable, PPP. During the years ended December 31, 2021 and 2020, the Bank originated $2.7 billion and $2.6 billion, respectively, of commercial loans, exclusive of multi-family loan originations, loans to mortgage originators via warehouse facilities, and PPP loans.

Paycheck Protection Program
On March 27, 2020, the CARES Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the CAA was signed into law, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. As of December 31, 2021, Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships, including $1.5 billion in PPP loans that Customers purchased in 2021. Customers had $3.3 billion of PPP loans outstanding as of December 31, 2021, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
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
Customers also originates and purchases installment loans through arrangements with third-party fintech companies. Customers performs extensive due-diligence procedures on existing and potential fintech partners and only originates and purchases loans that meet its defined credit parameters, which includes but is not limited to minimum FICO scores and debt to income ratios. As part of its due-diligence process, Customers reviews loan level data, historical performance of the asset and distribution of credit and loss information. Customers does not originate or purchase loans that are considered sub-prime at the time of origination, which Customers considers to be those with FICO scores below 660.
As of December 31, 2021 and 2020, Customers had $2.1 billion and $1.6 billion, respectively, in consumer loans outstanding, comprising 14.7% and 10.3%, respectively, of Customers' total loan portfolio. During the years ended December 31, 2021 and 2020, Customers purchased $371.0 million and $270.2 million of consumer loans, respectively.
Private Banking
Customers has a Private Banking model for its commercial clients in the major markets within its geographic footprint. This unique model provides unparalleled service to customers through an in-market team of experienced private bankers.  Acting as a single-point-of-contact for all the banking needs of Customers’ commercial clients, these private bankers deliver the whole bank – not only to its clients, but to their families, their management teams and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers deliver on Customers' “high-tech, high-touch” strategy and provide real value to its mid-market commercial clients.
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
In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT.
Financial Products and Services
In addition to traditional banking activities, Customers provides other financial services to its customers, including: mobile phone banking, internet banking, wire transfers, electronic bill payment, lock box services, remote deposit capture services, courier services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts). In January 2015, Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank. In June 2016, Customers acquired the Disbursement Business of Higher One and subsequently combined that business with the BankMobile platform. The Disbursement Business assisted higher educational institutions in their distributions of Title IV monies to students. In combining the businesses, BankMobile serviced over 2 million deposit accounts at December 31, 2020. On January 4, 2021, Customers completed the divestiture of BMT, including the Disbursement Business, to MFAC. In connection with the divestiture, Customers also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022.
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
In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. If a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve's recently announced plan to develop a virtual real time payment system for banks which is expected to be available as early as 2023,) we could lose non-interest bearing deposits. Even if we are otherwise able to grow and maintain our non-interest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, new technologies, such as the blockchain and tokenized payment technologies used by CBIT, could require us to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including fintech companies.
ESG
ESG considerations are integrated across our business and incorporated into the policies and principles that govern how we operate. We continuously seek to address some of the practical challenges in balancing short term and long term business trade offs to ensure that our stakeholders and shareholders prosper together. Our approach to ESG management includes promoting sound corporate governance, effective risk management and controls, investing in our team members and cultivating a diverse and inclusive workforce and flexible work environment, supporting and strengthening the communities in which we live, work and serve, and operating our business in a way that demonstrates our dedication to environmental sustainability. Giving back and leading with dignity are the cornerstones of our culture and identity. Our ESG program is managed by a dedicated management ESG committee, which reports to and is subject to the oversight of the ESG Committee of Customers' Board of Directors.
Human Capital
Customers' vision is to be recognized as an outstanding financial services company creating distinct experiences for its customers, team members, shareholders, and communities. Attracting, retaining and developing qualified team members and providing them with a distinct team member experience is key to providing a distinct client experience and is an important contributor to Customers' success.
Team Member Profile
The following table describes the composition of Customers' workforce on December 31, 2021 and 2020:

	December 31,
Team Members	2021	2020
Full-time Team Members	636	567
Part-time Team Members	5	6
Total Team Members	641	573

Women	54%	54%
Minorities	19%	17%
On January 4, 2021, Customers completed the divestiture of BMT, and approximately 257 team members in the BankMobile business segment became employees of BM Technologies. The workforce headcount above as of December 31, 2021 and 2020 does not include BM Technologies employees.
Talent Acquisition
Customers' demand for qualified candidates grows as Customers’ business grows. We recruit nationally and are currently located across 24 states. Customers strives to build a talent pool that manages our business strategies which includes digitization and technology advancement that differentiates Customers from its competitors. Customers attracts talented individuals with a combination of competitive pay and benefits.
Learning and Professional Development
Customers' performance management program is an interactive practice that engages team members through performance reviews, goal setting and managers providing on-going feedback to their team members. Customers offers a variety of programs to help team members learn new skills, establish and meet personalized development goals, take on new roles and become better leaders. In addition, we developed a career mapping process for several business areas that identified the Leadership Competencies and KSAs (Knowledge, Skills and Abilities) needed to advance and support an increasingly digital strategy with an emphasis on EQ (Emotional intelligence) and AQ (Adaptability).
To support team member learning, Customers’ CUBI University allows all team members to participate in this self-paced educational platform that ties our culture to our values on EQ, AQ, and IQ. Customers focuses on continuous improvement by empowering team members to upskill, reskill, and grow professionally through online learning courses, TED talks, podcasts and digital learning events and recommended articles. In 2021, a yearlong digital campaign on Leadership Competency was launched offering accessible and relevant learning opportunities, monthly, centered around our core principles and behaviors that match to our culture and strategy. In addition, in support our team members educational goals, Customers provides tuition assistance to team members pursuing higher education.

With regard to financial knowledge and development, Customers offered workshops with Fidelity to all team members to not only enhance financial knowledge but to better prepare our team members to meet their savings goals and achieve financial wellness. Topics covered included budgeting, managing for unexpected expenses, maximizing social security, saving for retirement, preserving your savings, preparing for healthcare in retirement and more.
Throughout 2021, all team members were also invited to attend an interactive development and training program facilitated by Luther Wright, Jr. titled “Leading Inclusively in Divisive Times.” This training was designed for all team members, regardless of title or position, to become better leaders and to help the teams they lead, maximize their potential. The focus was on the team member’s role in fostering a workplace culture where everyone, regardless of who they are, felt like they belong and can be successful. In addition, participants learned the importance of inclusive leadership traits and principles, how to become aware of unconscious bias and how to overcome unconscious bias.
Team Member Engagement
The year was devoted to understanding and supporting the impact of the COVID-19 virus. Customers recognizes that team members who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the company. Early in 2021, Customers solicits team member feedback through a confidential, company-wide survey on working remotely, technology resources availability, and feedback on preparation for the return to the workplace initiative launched in September 2021. Over 78% of our team members participated, with the majority of team members reporting feeling they were prepared to support their customers during COVID. The results of this survey were reviewed with the executive management team and were used to update team member programs, initiatives, and communications. Customers has a number of other engagement initiatives, including quarterly town hall meetings with Customers' Chief Executive Officer and other senior leaders. In addition, we revamped our onboarding program in response to the newly remote workforce and better aligned onboarding with our business strategy and culture.
For the third year in a row, Customers Bank was named as one of the Healthiest Employers in 2021 by the Philadelphia Business Journal and received first place for medium size companies. Customers strives to create a culture of wellness by engaging and positively impacting each team member. Our robust wellness program offers a variety of challenges, workshops, webinars, and health coaching sessions. The program focuses on team member overall well-being: physical, mental, emotional, and financial. The wellness program has a multi-tiered reward system where wellness points are awarded to team members for their participation. We also utilize software, Officevibe, to survey our team members on a periodic basis on subject matters relating to their work environment, managers, work life balance and overall engagement. Additionally, in order to further team member engagement and increase knowledge of our benefit offerings, we added a user-friendly educational tool to support our annual benefits enrollment. In 2021, to further team member engagement and morale, we began the implementation of a combined state of the art HR, payroll and financial management system expected to launch in the third quarter of 2022, that will allow for faster execution and improved system performance.
Other team member initiatives include:
•Day of Learning in which team members are granted up to 8 hours paid time off to participate in a course, seminar, or class in education.
•Team Member Referral Program is a strategy and initiative that monetarily rewards team members for successfully referring highly qualified candidates for open positions.
•Matching Gift Program recognizes the need for individual and corporate support of charitable organizations and, for this reason Customers will match the financial contributions of active team members up to $500 annually.
•Community Service Day in which team members can earn up to 8 hours paid time off for participating in a qualifying event of community service.
•Customers Bank continues to encourage team members to support the United Way and their unique approach to support communities and their significant gifts – the company continued to match donations dollar for dollar. Team members who contributed at a certain level were eligible for additional paid time off.
•Customers sponsors an Adopt a day blood drive through Miller-Keystone blood center several times a year. This allows more flexibility for team members to sign up and donate the “Gift of Life”. In addition, for participating, team members are awarded with two hours of additional community service paid time off and earn wellness points toward the wellness program.
•Financial First Responders Day, which was an additional floating holiday provided to team members for going above and beyond in support of the PPP program. Team members were also issued a gift card to utilize during their time off.
Our voluntary turnover remains below 11% for the third year in a row.

Benefits
Customers continues to provide free of charge access to Health Advocate, which can assist with services ranging from health care and insurance-related issues to providing one-on-one support for improving health and well-being. In addition to providing access to registered nurses, medical directors and benefits and claims specialists, team members also have access to Health Advocate's Employee Assistance Program ("EAP"). The EAP provides confidential counseling, legal, financial and referral services. EAP participants are entitled to three face-to-face consultations free of charge.
In 2021, Customers enhanced several of the benefits offerings to include Care@work by Care.com. Team members have access to a premium membership for ongoing care for their families. In addition, they have access to resources that included nannies, senior caregivers, transportation assistance, tutors, summer camps, special needs caregivers and more. Customers also enhanced its Teladoc benefit to include HealthiestYou which includes general medical visits at no cost to team members, along with no cost dermatological visits, mental health visits, as well as expert second opinions and neck and back care.
Diversity
As part of Customers Bank’s commitment to advance diversity and inclusion in the workplace, the Equity Diversity & Inclusion For You ("EDIFY") team provides spotlights on diverse cultures, communities, and perspectives in their EDIFY Newsletters. Our EDIFY team holds company-wide meetings to listen to the thoughts and feelings of our team members, as well as focus groups and forums. In addition, Customers is a proud member of CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. We believe team member engagement plays a vital role in creating a culture in which diversity and inclusion can thrive by promoting a sense of belonging.
Management and Succession Planning
Customers is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development programs, and structuring its training program to teach skills for 21st century banking.
We have a structured leadership competency measurement program which was rolled out to the entire company with training opportunities included in the rollout. We continue to identify additional potential successors to the current leadership team high potential individuals, all of whom have been invited to join a special leadership development program.
COVID-19 Response
As the threat of COVID-19 continued into 2021, we launched a strategy that encouraged but did not mandate vaccinations in anticipation of a return to the workplace. Customers continued with the established Coronavirus Assistance hotline for team members to call if they needed assistance where team members volunteered to run errands for fellow team members.
In addition, we continued to enhance team members use of collaborative technology through training and learning programs including weekly digital Lunch and Learn programs, open to all team members. Additional efforts included requiring team members to read and acknowledge a COVID Code of Commitment, during the Delta variant outbreak.
At the start of 2021, Customers remained in phase 1 of its roadmap, under which the branch network continued to operate with appointment-only lobby access and staffing levels at non-branch facilities were capped at 25% of normal occupancy. In June 2021, the branches resumed normal operations and in September 2021 non-branch facilities adopted a hybrid model with the goal of more team members in the office while adhering our safety protocols and required federal, state and local mandates and guidance. Customers COVID-19 Task Force continues to meet regularly and within ongoing monitoring of federal, state, and local public health communications about COVID-19 regulations, guidance, and recommendations as well as asses our policies and practices to ensure adherence as well as team member safety. Strict adherence to the New York City mandate passed late 2021 has been followed.
In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers had modified its business practices, including directing team members to work remotely insofar as it is possible and implementing its business continuity plans and protocols to the extent necessary. Since that time, Customers has launched the “Return to Workplace” initiative, and communicated a goal of having more team members return to the workplace. In that communication, Customers announced the following steps along with a continuing commitment to remain empathetic and cognizant of balancing company principles, customer support, team member support and remaining vigilant on tracking and preventing COVID-19 exposures to protect our team members and customers. Customers implemented a “ hybrid model” encouraging and tracking the movement of more team members returning to the office, released a communication requiring all team members to read, sign and acknowledge a Code of Commitment to reveal exposures to COVID-19, thereby allowing Customers to manage the possible impact with 100 percent participation of our team members. Customers has started tracking vaccination rates and less than 10 percent of our team members are not vaccinated or not planning to be vaccinated.

Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “About Us” – “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov. Customers Bancorp has adopted a Code of Ethics and Business Conduct that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer), which is available at www.customersbank.com/investor-relations/governance-documents. In addition, any future waivers from a provision of the Code of Ethics and Business Conduct will be posted at this internet address.
SUPERVISION AND REGULATION
GENERAL
Customers Bancorp is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities and, as a member of the Federal Reserve System, by the Federal Reserve Board. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates it charges and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. The following discussion summarizes certain laws, regulations and policies to which Customers Bancorp and the Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
Customers Bank has assets in excess of $10 billion, and accordingly, is subject to the supervision, examination and enforcement jurisdiction of the CFPB and is subject to higher FDIC premium assessments applicable to institutions with assets exceeding $10 billion in assets. As a public company, we also file reports with the SEC and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act, as amended, and the Exchange Act, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the NYSE, we are subject to NYSE's rules for listed companies, including rules relating to corporate governance.
FEDERAL BANKING LAWS
Interstate Branching. The Interstate Act, among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another state. Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank. Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of less than all of the branches of an insured bank by an out-of-state bank or bank holding company without the acquisition of an entire bank, only if the law of the state in which the branch is located permits. Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state. The Dodd-Frank Act created a more permissive interstate branching regime by permitting banks to establish de novo branches in any state if a bank chartered by such state would have been permitted to establish the branch. For more information on interstate branching under Pennsylvania law, see “Pennsylvania Banking Laws – Interstate Branching” below.
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
As of December 31, 2021 and 2020, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to "NOTE 19 – REGULATORY CAPITAL" to Customers' audited consolidated financial statements.
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
The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards. Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which our customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities,
Bank Holding Company Regulation
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
◦Risks related to CBIT, our blockchain-based instant payments platform;
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
•Risks related to the ongoing COVID-19 pandemic, climate change and macroeconomic conditions:
◦Risks related to worsening general business and economic conditions which could materially and adversely affect us;
◦Risks associated with the ongoing COVID-19 pandemic including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
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
◦Risks related to our fixed-to-floating-rate non-cumulative perpetual preferred stock, Series E and Series F; and
◦Risks related to our senior notes and subordinated notes.
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
•whether a loan is collateralized and, if so, the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan or lease;
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
Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. As described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to our audited financial statements, on January 1, 2020, Customers adopted ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The adoption resulted in an increase of $79.8 million to the beginning balance of our ACL. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model required under previous GAAP, which delayed recognition until it was probable a loss had been incurred. The CECL model may create more volatility in the level of our reserves. At December 31, 2021, Customers' ACL totaled $137.8 million, which represented 1.53% of total loans and leases held for investment (excluding loans receivable, mortgage warehouse at fair value and loan receivable, PPP), a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, LOANS AND LEASES, Credit Risk."
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
Management reviews and re-estimates the ACL quarterly. Additions to our ACL as a result of management's reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our ACL and may lead us to increase our ACL by recognizing additional provisions for credit losses on loans and leases charged to expense, or to decrease our ACL by recognizing charge-offs, net of recoveries. Any such additional provisions for credit losses on loans and leases or net charge-offs could have a material adverse effect on our financial condition and results of operations and possible risk-based capital.
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
We intend to continue emphasizing the origination of commercial loans, including specialty loans, loans to mortgage banking businesses and loans to consumers including the purchase of loan portfolios from third party originators or fintech companies. Our focus will be on funding commercial and industrial and consumer loan growth with excess deposits and the forgiveness of PPP loans. Changes in the composition of our loan portfolio could have a significant adverse effect on our overall credit profile, which could result in a higher percentage of non-accrual loans, increased provision for loan losses, and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels, increased interest rates or declines in home prices could adversely affect borrowers' ability to repay their loans, which could negatively impact our credit performance.
As of December 31, 2021, Customers had $2.1 billion in consumer loans outstanding, or 14.7% of the total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse at fair value and loans receivable, PPP, compared to $1.6 billion, or 10.3% of the total loan and lease portfolio, as of December 31, 2020.
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
As of December 31, 2021, we had $12.4 billion in commercial loans outstanding, approximately 85.3% of our total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage warehouse at fair value and loans receivable, PPP, as compared to $14.2 billion, or 89.8% of the total loan and lease portfolio, as of December 31, 2020.
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtailed rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminated the ability for apartments to exit rent regulation; (iii) eliminated vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. In total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2021, our total multi-family exposure in New York State was approximately $685.3 million, of which approximately $543.9 million, or 79.4%, was provided for loans to rent regulated properties in the multi-family community, primarily in New York City.
The fair value of our investment securities can fluctuate due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2021, the fair value of our investment securities portfolio was $3.8 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. Since 2020, we have been seeking to increase yields through more aggressive strategies, which has included a greater percentage of corporate securities, non-agency mortgage-backed securities and other structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to sell the securities, could cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
We have experienced exponential growth over the last two years as a result of participating in the SBA's PPP loans, and expanded our franchise in new geographies such as Texas, Florida and North Carolina. We intend to grow in these new markets and enter additional markets in the future. At December 31, 2021, our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends in part upon economic conditions in these regions. These regions have experienced deteriorating local economic conditions in the past, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is a decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened. We expect our loan and deposit activities to continue expanding beyond the Northeast and Mid-Atlantic regions to service customers across the nation.
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
In addition, our ability to expand into new business lines, such as digital currency through our CBIT offerings, are highly dependent upon our ability to attract and retain key personnel. We cannot assure you that our recruiting efforts for these positions will be successful or that they will enhance our business, results of operations or financial condition.
Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, such as those in our compliance, risk and legal departments, could have a material adverse effect on us. Because many of our team members continue to work remotely on a “hybrid model”, the ability of our key personnel and other management to motivate personnel and maintain corporate culture may be adversely affected.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.
Commercial and consumer banking is highly competitive. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our loan products and the revenue realized on the sale of loans, and ultimately reduce our net income. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers and fintechs, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.
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
In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as the "fintech companies" and marketplace lenders, to offer products and services that have traditionally been offered by financial institutions. The process of "disintermediation," or removing banks from their traditional role as financial intermediaries, could result in loss of customer deposits and other sources of revenue, which could have a material adverse effect on our financial condition and results of operations. Further, in many cases fintech companies and similar non-bank financial service firms, unlike the Bank, are not subject to extensive regulation and supervision. The absence of significant oversight and regulatory compliance obligations may allow such companies to realize certain competitive advantages over us, which may result in increased competition for our customers' business. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.

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
Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets and liabilities, loan and investment securities portfolios and our overall financial results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We have incurred debt and may incur additional debt in the future, and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest-rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The FCA, which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
We have adopted a variety of interest rates to replace LIBOR in our financial instruments going forward, including the Term Secured Overnight Financing Rate, the Bloomberg Short-Term Bank Yield Index and others. We are in the process of managing this transition, facilitating communication with our customers and counterparties, and monitoring the impacts of this transition. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to Customers and the industry.
The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on Customers' business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with Customers' floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
•adversely affect the value of Customers' floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•prompt inquiries or other actions from regulators in respect of Customers' preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark,
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.
We launched CBIT, a blockchain-based instant payments platform, the development, acceptance and success of which is subject to a variety of factors that are difficult to evaluate.
On October 18, 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the TassatPay instant B2B payments platform. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT. These new customers are primarily concentrated in the digital currency industry.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve clients, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as "fintech companies" and marketplace lenders, to offer products and services that have traditionally been offered by financial institutions. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
New technologies, such as the blockchain and tokenized payment technologies used by CBIT, could require us to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including fintech companies. New technologies also expose us to additional operational, financial, and regulatory risks. Because many of our competitors have substantially greater resources to invest in technological improvements than we do, or, at present, operate in a less-burdensome regulatory environment, these institutions could pose a significant competitive threat to us.
As noted above, our commercial customers utilizing CBIT are currently concentrated in the digital currency industry. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies, including the technologies underlying digital currencies, such as blockchain, and the services associated with digital currencies and blockchain. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Because the sector is relatively new, additional risks may emerge which are not yet known or quantifiable.
Digital currencies, including proprietary, non-public tokens such as CBIT, have only recently become selectively accepted as a form of payment by business. Other factors affecting the further development and acceptance of the digital currency industry and our business include, but are not limited to:
•the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;
•the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams by our customers;
•heightened risks to digital currency businesses, such as digital currency exchanges, of hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;
•developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of CBIT and negatively impact our business; and
•the maintenance and development of the software protocol of the digital currency networks.
If any of these factors, or other factors, slows development of the digital currency industry, it could adversely affect our instant B2B payments initiative and the businesses of the customers upon which it relies, and therefore have a material adverse effect on our business, financial condition and results of operations.
If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of CBIT and our instant B2B payments initiative may be diminished, resulting in a decrease in our deposit balances and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve's recently announced plan to develop a virtual real time payment system for banks which is expected to be available as early as 2023), we could lose non-interest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our digital currency strategy.
Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-to-no cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our non-interest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we could lose a low-cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have material effect on our business, financial condition and results of operations.
Our computer systems and network infrastructure, including CBIT and the instant payments platform on which it operates, could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our and our vendors' ability to protect computer equipment upon which these technologies operate against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of our team members or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry.
The technology underlying CBIT and the instant payments platform on which it operates may not function properly, which may have a material impact on Customers' operations and financial condition. The importance of CBIT to Customers' operations means that any technological problems in its functionality may have a material adverse effect on Customers' operations, business model and growth strategy.
Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for the technology underlying CBIT may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.
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

We continue to evaluate and implement upgrades and changes to our information technology systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our information technology initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Also, we may have to make a significant investment to repair or replace these systems and could suffer loss of critical data and interruptions or delays in our operations.
In addition, we provide our customers with the ability to bank remotely, including online, over the Internet, through apps and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
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
Our information systems have been, and will continue to be, subject to cybersecurity breaches, which lead to fraudulent activity that can result in identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers or team members are the targets of scams that result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations. Because many of our employees continue to work remotely on a “hybrid model”, the risk of cybersecurity breaches is increased.
Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Further, computer viruses, ransomware or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses, ransomware or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations.
In addition, a significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to BM Technologies customers given that we may be liable for any uncollectible account holder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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
Although we currently do not have any agreements or understandings with respect to business acquisitions, we regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches, and when appropriate opportunities arise, subject to regulatory approval, we plan to engage in acquisitions of other businesses and in opening new branches. Such transactions could, individually or in the aggregate, have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to our business. For example, we could issue additional shares of Voting Common Stock in a purchase transaction, which could dilute current shareholders’ value or ownership interest. These activities could require us to use a substantial amount of cash or other liquid assets and/

or incur debt. In addition, if goodwill recorded in connection with acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Our acquisition activities could involve a number of additional risks, including the risks of:
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
•creating an adverse effect on our results of operations;
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
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic core loan growth. While loan growth has been strong, and our loan balances have increased over the last several fiscal years, if we are unsuccessful in diversifying our loan originations, or if we do not grow the business lines, our results of operations and financial condition could be negatively impacted.
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
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 14.2% of total deposits at December 31, 2021. Our gross loan to deposit ratio was 86.8% at December 31, 2021, and our loan to deposit ratio excluding the commercial mortgage warehouse and PPP loan portfolio was 53.4% at December 31, 2021. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. As of December 31, 2021, $380.5 million, or 75.0%, of our total time deposits, are scheduled to mature through December 31, 2022. We are working to transition certain of our customers to lower-cost traditional bank deposits as higher-cost funding, such as time deposits, mature. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Certain deposit balances serviced by BM Technologies can vary over the course of the year based on student enrollment and the timing of deposits made into those accounts, with seasonal inflows at the start of each semester that are drawn down until the following semester. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. Our deposit service agreement with BM Technologies is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022 and may impact the funding of Customers' future growth initiatives.
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
We may make or consider making minority investments in other financial institutions or technology companies in the financial services business, or other unrelated businesses, including for strategic reasons or to see technological improvements or advantages. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities. Investments in foreign companies could pose additional risks as a result of distance, language barriers and potential lack of information (for example, foreign institutions, including foreign financial institutions, may not be obligated to provide as much information regarding their operations as those in the United States). Our investment in Religare, a diversified financial services company in India, represents such an investment. During the year ended December 31, 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by Religare, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income.
Risks related to the divestiture of BMT
We continue to face the risks and challenges associated with BM Technologies following the merger of BMT with Megalith Financial Acquisition Corp.
On January 4, 2021, we completed the divestiture of BMT through the merger of BMT with MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Our agreement with MFAC relating to the merger of BMT and MFAC provided that the shares issuable by MFAC in connection with the merger would be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022 and may impact the funding of Customers' future growth initiatives. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expires on March 31, 2022, except for accounting services which expired on February 15, 2022. We will continue to face the risks and challenges associated with BM Technologies through these agreements. We are also exposed to potential liabilities to the acquirer under the contractual provisions such as representation, warranties and indemnities. If we are unable to address and manage these risks, our business, financial condition and results of operations could be adversely affected.
Risks related to the ongoing COVID-19 Pandemic, Climate Change and Macroeconomic Conditions
Worsening general business and economic conditions could materially and adversely affect us.
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
In addition, the U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. In addition to the Federal Reserve reducing the target federal funds rate, Congress passed the CARES Act that included an estimated $2 trillion stimulus package. Although the U.S. economy began to recover in third quarter 2020 as social distancing policies loosened, economic metrics in fourth quarter 2020 indicated an uneven path to recovery. In December 2020, Congress amended the CARES Act with the CAA to provide an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines to the COVID-19 variants. Conditions related to inflation, global supply chains, unemployment, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.
The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan and lease portfolios and has increased and could further increase our ACL, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including:
•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained; continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The continuation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, which is expected to continue to affect our business, financial position, results of operations and prospects.
•The response of governmental authorities. To date, many of the actions of governmental authorities, including eviction forbearance, occupancy restrictions and vaccine mandates, have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. The ultimate success or impact of these actions and their effect on our customers and the economy generally is still unclear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
•The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity and could have lasting effects on taxes and other economic factors, which could adversely affect our results of operations and financial condition.
To the extent the COVID-19 pandemic and its variants continue to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to business operations, industry/market, our securities and credit, or risks described in our other filings with the SEC.
We are a participating lender in SBA’s PPP program and have originated a significant number of loans under this program, which may result in a material amount of PPP loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
The PPP, originally established under the CARES Act and extended under the Economic Aid Act and CAA, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion had been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021.
As of December 31, 2021, we had PPP loans with outstanding balances of $3.3 billion. Our PPP participation was very significant especially compared to the participation of similarly sized and larger competitor financial institutions. Considering our immediate response to originate PPP loans, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has streamlined the loan forgiveness process for loans $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize the forgiveness processes. On January 19, 2021, the SBA increased the streamlined loan forgiveness process to loans $150,000 or less. In the third quarter of 2021, Customers partnered with the SBA to deliver responsive digital loan forgiveness service to the small business borrowers through the SBA's portal. Nonetheless, these factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees. We have been exposed, and may in the future be subject, to litigation and claims by borrowers under the PPP loans that we have made, and could be subject to investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies.
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
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our team member base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. For example, one of our locations experienced flooding and incurred property damage in 2021 as a result. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and the FDIC’s DIF and not our shareholders, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of our subsidiary bank to engage in transactions with the Bancorp, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than under generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs and may make certain products impermissible or uneconomic. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us. Provisions of the Dodd-Frank Act prohibit incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Company. These prohibitions may adversely affect our ability to retain and attract executives and other high-performing team members or our ability to compete with companies that are not subject to such provisions.
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
We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.
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
In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards generally became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced-approaches institutions and not to us. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
We are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2018. Customers is currently under audit by New York for the 2015-2017 tax years and by New York City for the 2016-2017 tax years. The results of these reviews could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
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
We are Subject to Regulatory Restrictions on Transactions with Our Affiliates and Related Parties. Failure to Comply with Such Regulations Could Materially and Adversely Affect Us.
There are various legal restrictions on the extent to which the Company may borrow or otherwise engage in certain types of transactions with the Bank or their respective affiliates and related parties. Under the Federal Reserve Act and the Federal Reserve’s Regulation W, the Bank is subject to quantitative and qualitative limits on extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions), purchases of assets, and certain other transactions with the Company or its other affiliates. Additionally, transactions between the Bank, on the one hand, and the Company or its affiliates, on the other hand, are required to be on arm’s length terms. Transactions between the Bank and its affiliates must be consistent with standards of safety and soundness. The Bank has had, and may be expected to have in the future, banking and other business transactions in the ordinary course of business with affiliates of the Company and the Bank, and their respective executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). The failure of the

Company or the Bank to comply with the regulatory restrictions applicable to Customers and the Bank could materially and adversely affect the Company and the Bank.
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
We have not historically declared nor paid cash dividends on our common stock, and we do not expect to do so in the near future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the common stock, our planned growth in assets and other factors deemed relevant by the board of directors. We must be current in the payment of dividends to holders of our Series E and Series F Preferred Stock before any dividends can be paid on our common stock.
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
At December 31, 2021, we are not required to issue any additional equity securities to existing holders of our common stock on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing holders of common stock, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our outstanding preferred stock has preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the value of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing holders of common stock and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue additional debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our common stock. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, cash flows and results of operations.
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
As of December 31, 2021, our directors and executive officers, as a group, owned a total of 1,985,108 shares of common stock and exercisable options to purchase up to an additional 100,000 shares of common stock, which potentially gives them, as a group, the ability to control approximately 6.34% of the outstanding common stock. In addition, two directors of Customers Bank who are not directors of Customers Bancorp own an additional 142,158 shares of common stock, which if combined with the directors and officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 6.77% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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
Risks Related to Our Fixed-to-Floating-Rate Non-Cumulative Perpetual Preferred Stock, Series E and Series F
The shares of our Series E and Series F Preferred Stock are equity securities and are subordinate to our existing and future indebtedness.
The shares of Series E and Series F Preferred Stock are equity interests in Customers Bancorp and do not constitute indebtedness of Customers Bancorp or any of our subsidiaries and rank junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. During the year ended December 31, 2021, we redeemed all of the outstanding shares of Series C and Series D Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient funds to pay amounts due on any or all of the Series E and Series F Preferred Stock then outstanding.
We may not pay dividends on the shares of Series E and Series F Preferred Stock.
Dividends on the shares of Series E and Series F Preferred Stock are payable only if declared by our board of directors or a duly authorized committee of the board. As a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval.
Dividends on the shares of Series E and Series F Preferred Stock are non-cumulative.
Dividends on the shares of Series E and Series F Preferred Stock are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board. Consequently, if our board of directors or a duly authorized committee of the board does not authorize and declare a dividend for any dividend period, holders of the Series E and Series F Preferred Stock will not be entitled to receive any such dividend, and such unpaid dividend will cease to accrue or be payable. If we do not declare and pay dividends on the Series E and Series F Preferred Stock, the market prices of the shares of Series E and Series F Preferred Stock may decline.
Our ability to pay dividends on the shares of Series E and Series F Preferred Stock is dependent on dividends and distributions we receive from our subsidiaries, which are subject to regulatory and other limitations.
Our principal source of cash flow is dividends from Customers Bank. We cannot assure you that Customers Bank will, in any circumstances, pay dividends to us. If Customers Bank fails to make dividend payments or other permitted distributions to us, and sufficient cash is not otherwise available, we may not be able to make dividend payments on the Series E and Series F Preferred Stock. Various federal and state statutes, regulations and rules limit, directly or indirectly, the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. In particular, dividend and other distributions from Customers Bank to us would require notice to or approval of the applicable regulatory authority. There can be no assurances that we would receive such approval.
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of Series E and Series F Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of the Series E and Series F Preferred Stock are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
Holders of Series E and Series F Preferred Stock should not expect us to redeem their shares when they first become redeemable at our option or on any particular date thereafter, and our ability to redeem the shares will be subject to the prior approval of the Federal Reserve.
Our Series E and Series F Preferred Stock are perpetual equity securities, meaning that they have no maturity date or mandatory redemption date, and the shares are not redeemable at the option of the holders thereof. During the year ended December 31, 2021, we redeemed all of the outstanding shares of Series C and Series D Preferred Stock. However, any determination we make at any time to propose a redemption of the Series E and Series F Preferred Stock will depend upon a number of factors, including our evaluation of our capital position, the composition of our shareholders’ equity and general market conditions at that time. In addition, our right to redeem the Series E and Series F Preferred Stock is subject to any limitations established by the Federal Reserve. Under the Federal Reserve’s risk-based capital guidelines applicable to bank holding companies, any redemption of the Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve. There can be no assurance that the Federal Reserve will approve any such redemption.
We may be able to redeem the Series E and Series F Preferred Stock before their initial redemption dates upon a “regulatory capital treatment event.”
We may be able to redeem the Series E and Series F Preferred Stock before their respective initial redemption dates, in whole but not in part, upon the occurrence of certain events involving the capital treatment of the Series E and Series F Preferred Stock, as applicable. In particular, upon our determination in good faith that an event has occurred that would constitute a “regulatory capital treatment event,” with respect to a particular series of the preferred stock, we may redeem that particular series of securities in whole, but not in part, upon the prior approval of the Federal Reserve.
Holders of Series E and Series F Preferred stock have limited voting rights.
Holders of Series E and Series F Preferred Stock have no voting rights with respect to matters that generally require the approval of voting shareholders. However, holders of Series E and Series F Preferred Stock will have the right to vote in the event of non-payments of dividends under certain circumstances, with respect to authorizing classes or series of preferred stock senior to the Series E and Series F Preferred Stock, as applicable, and with respect to certain fundamental changes in the terms of the Series E and Series F Preferred Stock, as applicable, or as otherwise required by law.
General market conditions and unpredictable factors could adversely affect market prices for the Series E and Series F Preferred Stock.
There can be no assurance regarding the market prices for the Series E and Series F Preferred Stock. A variety of factors, many of which are beyond our control, could influence the market prices, including:
•whether we declare or fail to declare dividends on the series of preferred stock from time to time;
•our operating performance, financial condition and prospects or the operating performance, financial condition and prospects of our competitors;

•real or anticipated changes in the credit ratings (if any) assigned to the Series E and Series F Preferred Stock or our other securities;
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
The Series E and Series F Preferred Stock may not have an active trading market.
Although the shares of Series E and Series F Preferred Stock are listed on the NYSE, an active trading market may not be established or maintained for the shares, and transaction costs could be high. As a result, the difference between bid and ask prices in any secondary market could be substantial.
The Series E and Series F Preferred Stock may be junior or equal in rights and preferences to preferred stock we may issue in the future.
Our Series E and Series F Preferred Stock rank equally. Although we do not currently have outstanding preferred stock that ranks senior to the Series E and Series F Preferred Stock, the Series E and Series F Preferred Stock may rank junior to other preferred stock we may issue in the future that by its terms is expressly senior in rights and preferences to the Series E and Series F Preferred Stock, although the affirmative vote or consent of the holders of at least two-thirds of all outstanding shares of the affected class of preferred stock is required to issue any shares of stock ranking senior in rights and preferences to such class. Any preferred stock that ranks senior to the Series E and Series F Preferred Stock in the future would have priority in payment of dividends and the making of distributions in the event of any liquidation, dissolution or winding up of Customers Bancorp. Additional issuances by us of preferred stock ranking equally with Series E and Series F Preferred Stock do not generally require the approval of holders of the Series E and Series F Preferred Stock.
Risks Related to Our Senior Notes and Subordinated Notes
Our 2.875% Senior Notes, 4.5% Senior Notes, 3.95% Senior Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
The terms of our 2.875% Senior Notes, 4.5% Senior Notes and 3.95% Senior Notes, which we refer to as the Senior Notes, and 6.125% and 5.375% Subordinated Notes, which we refer to as the Subordinated Notes, generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the Senior Notes and Subordinated Notes could be adversely affected. In addition, the terms of our Senior Notes and Subordinated Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Senior Notes and Subordinated Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
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
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 2.875% Senior Notes, 4.5% Senior Notes and 3.95% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 2.875% Senior Notes, 4.5% Senior Notes and 3.95% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
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
Although we made profit for the years 2011 through 2021, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Customers leases its Corporate headquarters located at 701 Reading Avenue, West Reading, PA 19611, and its Bank headquarters at 99 Bridge St., Phoenixville, PA 19460. The Bank plans to relocate its home office to Malvern, Pennsylvania in the second quarter of 2022. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
Item 3.        Legal Proceedings
For information on Customers' legal proceedings, refer to "NOTE 22 – LOSS CONTINGENCIES" to Customers' audited financial statements.
Item 4.        Mine Safety Disclosures
Not Applicable.

PART II
Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market for Common Stock
Our common stock is traded on the NYSE under the symbol “CUBI.”
As of February 25, 2022, there were approximately 324 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Special Dividends of BM Technologies, Inc. Common Stock
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc., a wholly owned subsidiary of Customers Bank, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, as amended, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank and Customers Bancorp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” and began trading on the NYSE under the ticker symbol "BMTX".
Customers received cash consideration of $23.1 million upon closing of the divestiture, and $3.7 million of additional cash consideration in May 2021. Upon closing of the divestiture, holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 received an aggregate of 4,876,387 shares of BM Technologies' common stock in the form of special dividend. Each holder of Customers common stock was entitled to receive 0.15389 shares of BM Technologies' common stock for each share of Customers common stock held as of the close of business on December 18, 2020. No fractional shares of BM Technologies' common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Certain team members of BMT also received 1,348,748 shares of BM Technologies' common stock as severance.

Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares purchased during the year ended December 31, 2021 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
October 1 - October 31, 2021	167,233	$42.95	167,233	3,068,093
November 1 - November 30, 2021	—	—	—	3,068,093
December 1 - December 31, 2021	360,556	56.80	360,556	2,707,537
Total	527,789	$52.41	527,789	2,707,537
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2016 to December 31, 2021, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2016 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.
The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Total Return Performance

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with "Business - Summary" and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2021. For the comparison of the years ended December 31, 2020 and 2019, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021.
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
BankMobile, previously a division of Customers Bank, derived a majority of its revenue from interest income on installment loans, interchange and card revenue and deposit fees. On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the divestiture. Beginning in first quarter 2021, BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s results of operations as discontinued operations. As a result of the divestiture, Customers' interchange income, deposit account fees and subscription fees decreased for the year ended December 31, 2021. In addition, Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses and other non-interest expenses, including reimbursements from the white label relationship associated with BMT decreased for the year ended December 31, 2021. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the year ended December 31, 2021. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expires on March 31, 2022, except for accounting services which expired on February 15, 2022. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the real time B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT.
To further build its franchise and support the growth of its commercial lending initiatives, Customers added three new commercial verticals during 2021 within its specialty banking business. These three new verticals included fund finance, technology and venture capital banking and financial institutions group that provide financing to the private equity industry and cash management services to the alternative investment industry. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA lending business in 2021.
There is credit risk inherent in all loans requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses against its operating earnings.  Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' audited financial statements.

Impact of COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 and its variants has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses during the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and the Federal Reserve maintaining a low interest rate environment.
Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers continue to experience varying degrees of financial distress. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers had modified its business practices, including directing team members to work remotely insofar as it is possible and implementing its business continuity plans and protocols to the extent necessary. Since that time, Customers has launched the “Return to Workplace” initiative, and communicated a goal of having more team members return to the workplace. In that communication, Customers announced the following steps along with a continuing commitment to remain empathetic and cognizant of balancing company principles, customer support, support and remaining vigilant on tracking and preventing COVID-19 exposures to protect our team members and customers. Customers implemented a “ hybrid model” encouraging and tracking the movement of more team members returning to the office, released a communication requiring all team members to read, sign and acknowledge a Code of Commitment to reveal exposures to COVID-19, thereby allowing Customers to manage the possible impact with 100 percent participation of our team members. Customers has started tracking vaccination rates and less than 10 percent of our team members are not vaccinated or not planning to be vaccinated.
On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provided small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. As of December 31, 2021, Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships.
In response to the COVID-19 pandemic, Customers also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program's qualifications. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. All commercial loans previously on deferments became current by December 31, 2021 from a peak of $1.2 billion. Customers had no pending commercial loan deferment requests as of December 31, 2021. As of December 31, 2020, total commercial deferments were $202.1 million, or 1.8% of total loans and leases, excluding PPP loans. Total consumer deferments declined to $6.1 million, or 0.1% of total loans and leases, excluding PPP loans at December 31, 2021, from a peak of $108 million. As of December 31, 2020, total consumer deferments were $16.4 million, or 0.1% of total loans and leases, excluding PPP loans. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule.

	December 31,
(dollars in thousands)	2021	2020
Loans held for sale (GAAP)	$16,254	$79,086
Loans receivable, mortgage warehouse, at fair value (GAAP)	2,284,325	3,616,432
Loans and leases receivable (GAAP)	12,268,306	12,136,733
Total loans and leases receivable (GAAP)	14,568,885	15,832,251
Less: Loans receivable, PPP	3,250,008	4,561,365
Total loans and leases, excluding PPP (Non-GAAP)	$11,318,877	$11,270,886

Commercial deferments (GAAP)	$—	$202,100
Consumer deferments (GAAP)	6,060	16,400
Total deferments (GAAP)	$6,060	$218,500

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	—%	1.8%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%	0.1%
Total deferments to total loans and leases, excluding PPP (Non-GAAP)	0.1%	1.9%
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0% to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020. The FRB also established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, Main Street Lending facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses and the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers participated in some of these facilities or programs to date, primarily the PPPLF. Customers fully repaid the borrowing from the PPPLF during the year ended December 31, 2021. No new advances are available from the PPPLF after July 30, 2021. The economy has since strengthened despite the spread of COVID-19 variants, with higher inflation, stock prices and housing values. In response, the FRB has begun normalizing monetary policy with its decision to taper its quantitative easing in late 2021 and signaled raising the federal funds rate in 2022.
Significant uncertainties as to future economic conditions continue to exist, and Customers has taken deliberate actions in response, including higher levels of on-balance sheet liquidity and maintaining strong capital ratios. The economic pressures, coupled with the implementation of an expected lifetime loss methodology for determining our provision for credit losses as required by CECL contributed to an increased provision for credit losses on loans and leases and off-balance sheet credit exposures in first quarter 2020. The expected lifetime loss methodology incorporates current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period as required by CECL. Customers has also shifted the mix of its loan portfolio towards commercial loans with floating or adjustable interest rates and increased its non-interest bearing and interest-bearing deposits to position the Bank for future interest rate hikes. Customers continues to monitor the impact of COVID-19 and its variants closely, as well as any effects that may result from the federal government's responses; however, the extent to which the ongoing COVID-19 pandemic will impact Customers' operations and financial results during 2022 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements.

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
Allowance for Credit Losses
Customers' ACL at December 31, 2021 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The net decrease in our estimated ACL as of December 31, 2021 as compared to our December 31, 2020 estimate was primarily attributable to the continued improvement in macroeconomic forecasts since the significant economic impact of COVID-19 in early 2020, partially offset by loan growth primarily in Customers' consumer installment loan portfolio. The provision for credit losses on loans and leases for the year ended December 31, 2021 was $27.4 million, for an ending ACL balance of $139.9 million ($137.8 million for loans and leases and $2.1 million for unfunded lending-related commitments) as of December 31, 2021.
To determine the ACL as of December 31, 2021, Customers utilized the Moody's December 2021 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the forecasts of macroeconomic conditions used by Customers in 2020; the Federal Reserve has accelerated its tapering process in the fourth quarter of 2021 and the first rate hike is assumed to occur in 2022; a continuing U.S. economic recovery from federal spending and abatement of the COVID-19 pandemic, notwithstanding the impact of the Omicron variant; and the acceleration in consumer prices is expected to peak and moderate in the near-term as the supply chain issues subside. Customers continues to monitor the impact of the ongoing COVID-19 pandemic and monetary policy measures on the economy and, if the pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

The net increase in our estimated ACL as of December 31, 2020 as compared to January 1, 2020, upon adoption of the CECL standard, was primarily attributable to the significant economic impact of COVID-19 and the related stimulus from the federal government, along with loan growth in Customers' commercial and consumer loan portfolios. The total reserve build for the ACL for the year ended December 31, 2020 was $6.9 million, for an ending balance of $146.5 million ($144.2 million for loans and leases and $2.3 million for unfunded lending-related commitments) as of December 31, 2020. To determine the ACL as of December 31, 2020, Customers utilized the Moody's December 2020 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Moody's Baseline forecast at December 31, 2020 assumed continued improvement in forecasts of macroeconomic conditions compared to the previous forecasts of macroeconomic conditions used by Customers in early 2020; the Federal Reserve maintaining a target range for the fed funds rate at 0% to 0.25% until the second half of 2023; and an additional $908 billion of stimulus from the federal government.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around new infections, hospitalizations and COVID-19 deaths rising sharply once again as compared to the Baseline projections, leading to lower consumer spending, worsening supply chain issues and rising unemployment. Under this scenario, as an example, the unemployment rate is estimated at 7.7% and 8.2% at the end of 2022 and 2023, respectively. These numbers represent a 4.1% and 4.7% higher unemployment estimate than Baseline scenario projections of 3.6% and 3.5%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $44.4 million at December 31, 2021. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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
For more information, see "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' audited financial statements.
Results of Operations
The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Please refer to Critical Accounting Policies and Estimates in this Management's Discussion and Analysis and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.

The following table sets forth the condensed statements of income for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Net interest income	$685,074	$403,688	$281,386	69.7%
Provision for credit losses on loans and leases	27,426	62,774	(35,348)	(56.3)%
Total non-interest income	77,867	63,818	14,049	22.0%
Total non-interest expense	294,307	214,976	79,331	36.9%
Income before income tax expense	441,208	189,756	251,452	132.5%
Income tax expense	86,940	46,717	40,223	86.1%
Net income from continuing operations	354,268	143,039	211,229	147.7%
Loss from discontinued operations before income tax expense (benefit)	(20,354)	(13,798)	(6,556)	47.5%
Income tax expense (benefit) from discontinued operations	19,267	(3,337)	22,604	(677.4)%
Net loss from discontinued operations	(39,621)	(10,461)	(29,160)	278.7%
Net income	314,647	132,578	182,069	137.3%
Preferred stock dividends	11,693	14,041	(2,348)	(16.7)%
Loss on redemption of preferred stock	2,820	—	2,820	NM
Net income available to common shareholders	$300,134	$118,537	$181,597	153.2%

Customers reported net income available to common shareholders of $300.1 million for the year ended December 31, 2021, compared to $118.5 million for the year ended December 31, 2020. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2021 compared to the year ended December 31, 2020 were as follows:
Net interest income
Net interest income increased $281.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as average interest-earning assets increased by $3.6 billion, and NIM increased by 99 basis points to 3.70% for the year ended December 31, 2021 from 2.71% for the year ended December 31, 2020. The increase in interest-earning assets was primarily driven by increases in the origination and purchases of the latest round of PPP loans, investment securities, commercial and industrial loans and leases, commercial loans to mortgage companies and consumer installment loans, offset in part by decreases in multi-family loans. The PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 92 basis points increase in the yield on total loans and leases and contributed to the NIM increase. The shift in the mix of interest-earning assets included $3.3 billion ($5.1 billion average balance) of PPP loans yielding 5.46%. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 45 basis point decline in the cost of interest-bearing liabilities for the year ended December 31, 2021 compared to the year ended December 31, 2020. The shift in the mix of interest-bearing liabilities included interest-bearing deposits of $12.3 billion ($10.9 billion average balance) costing 0.57%. Customers' total cost of deposits, including interest-bearing and non-interest bearing deposits) were 0.44% and 0.89% for the years ended December 31, 2021 and 2020, respectively. PPPLF borrowings with $2.6 billion average balance costing 0.35% were fully repaid during the year ended December 31, 2021. Customers' total cost of funds, including non-interest bearing deposits and borrowings, was 0.54% and 0.97% for the years ended December 31, 2021 and 2020, respectively.
Provision for credit losses on loans and leases
The $35.3 million decrease in the provision for loan and lease losses for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflects the continuing improvement in macroeconomic forecasts since the beginning of the COVID-19 pandemic in first quarter 2020, partially offset by the growth in loans and leases, primarily in consumer installment loans. Upon adoption of the CECL standard on January 1, 2020, the ACL for loans and leases and off-balance sheet credit exposures increased by $79.8 million and $3.4 million, respectively. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated income statement. The ACL on loans and leases held for investment, represented 1.53% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases, Credit Risk), at December 31, 2021, compared to 1.90% at December 31, 2020.

Net charge-offs for the year ended December 31, 2021 were $33.8 million, or 22 basis points of average total loans and leases, compared to $54.8 million, or 41 basis points of average total loans and leases for the year ended December 31, 2020. The increase in net charge-offs was primarily due to an increase in charge-offs of consumer installment loans coinciding with the growth of the portfolio year-over-year, offset by partial charge-offs of $25.2 million for two commercial real estate collateral dependent loans during the year ended December 31, 2020.
Non-interest income
The $14.0 million increase in non-interest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from increases of $11.3 million in gains realized from the sale of AFS debt securities, $9.3 million in gains from the sale of SBA and other loans, $7.2 million in unrealized gain (loss) on derivatives, $3.0 million in commercial lease income, $1.4 million in bank-owned life insurance income, $1.3 million in unrealized gain (loss) on investment securities, $1.3 million in mortgage warehouse transactional fees, $1.2 million in deposit fees, and $3.9 million in other non-interest income. These increases were offset in part by losses of $24.5 million on cash flow hedge derivative terminations and $2.8 million on sale of foreign subsidiaries for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Non-interest expense
The $79.3 million increase in non-interest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from increases of $32.9 million in technology, communication, and bank operations, $14.1 million in salaries and employee benefits, $13.1 million in professional services, $7.3 million in loan servicing, $6.2 million in deposit relationship adjustment fees, $3.1 million in commercial lease depreciation and $7.5 million in other non-interest expense. These increases were offset in part by decreases of $2.9 million in loan workout costs, $1.6 million in FDIC assessments, non-income taxes, and regulatory fees and $0.9 million in merger and acquisition related expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Income tax expense
Customers' effective tax rate was 19.7% for the year ended December 31, 2021 compared to 24.6% for the year the ended December 31, 2020. The decrease in the effective tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in investment tax credits, the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries, excess tax benefits from stock option exercises and state apportionment rates, partially offset by the dilution of the permanent tax differences and other tax benefits as a result of higher pre-tax income from continuing operations and an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes.
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
BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying audited financial statements and prior period amounts have been reclassified to conform with the current period presentation.
Customers' loss from discontinued operations, net of income taxes was $39.6 million for the year ended December 31, 2021 compared to $10.5 million for the year ended December 31, 2020. The $29.2 million increase primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards in 2021. See "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information.

Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $11.7 million and $14.0 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2020. See "NOTE 13 – SHAREHOLDERS EQUITY" to Customers' audited financial statements for additional information.
On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.30% compared to a fixed rate of 7.00%. On March 15, 2021, the Series D preferred stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2021 and 2020. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2021			2020			2021 vs. 2020
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$1,169,416	$1,585	0.14%	$564,218	$3,301	0.59%	$(3,681)	$1,965	$(1,716)
Investment securities (1)	1,753,649	40,413	2.30%	836,815	24,206	2.89%	(5,778)	21,985	16,207
Loans and leases:
Commercial loans to mortgage companies	2,699,300	83,350	3.09%	2,668,642	83,043	3.11%	(574)	881	307
Multi-family loans	1,501,878	56,582	3.77%	2,020,640	77,743	3.85%	(1,585)	(19,576)	(21,161)
Commercial and industrial loans and leases (2)	3,068,005	115,192	3.75%	2,581,119	106,375	4.12%	(10,096)	18,913	8,817
PPP loans	5,108,192	279,158	5.46%	3,121,157	65,508	2.10%	152,837	60,813	213,650
Non-owner occupied commercial real estate loans	1,349,563	51,430	3.81%	1,368,684	53,480	3.91%	(1,326)	(724)	(2,050)
Residential mortgages	339,845	12,405	3.65%	422,696	16,137	3.82%	(691)	(3,041)	(3,732)
Installment loans	1,517,165	138,705	9.14%	1,264,255	109,762	8.68%	6,062	22,881	28,943
Total loans and leases (3)	15,583,948	736,822	4.73%	13,447,193	512,048	3.81%	135,565	89,209	224,774
Other interest-earning assets	59,308	2,064	3.48%	85,091	3,749	4.41%	(691)	(994)	(1,685)
Total interest-earning assets	18,566,321	$780,884	4.21%	14,933,317	$543,304	3.64%	93,038	144,542	237,580
Non-interest-earning assets	633,615			592,770
Assets of discontinued operations	—			78,714
Total assets	$19,199,936			$15,604,801
Liabilities
Interest checking accounts	$4,006,354	$27,605	0.69%	$2,098,138	$18,707	0.89%	$(4,966)	$13,864	$8,898
Money market deposit accounts	4,933,027	22,961	0.47%	3,657,422	35,091	0.96%	(21,756)	9,626	(12,130)
Other savings accounts	1,358,708	7,584	0.56%	1,162,472	16,734	1.44%	(11,598)	2,448	(9,150)
Certificates of deposit	619,859	4,491	0.72%	1,357,688	21,513	1.58%	(8,518)	(8,504)	(17,022)
Total interest-bearing deposits (4)	10,917,948	62,641	0.57%	8,275,720	92,045	1.11%	(53,168)	23,764	(29,404)
Federal funds purchased	22,110	16	0.07%	239,481	443	0.19%	(175)	(252)	(427)
FRB PPP Liquidity Facility	2,636,925	9,229	0.35%	2,537,744	8,906	0.35%	—	323	323
Borrowings	610,503	23,924	3.92%	1,265,279	38,222	3.02%	9,227	(23,525)	(14,298)
Total interest-bearing liabilities	14,187,486	$95,810	0.68%	12,318,224	$139,616	1.13%	(62,309)	18,503	(43,806)
Non-interest-bearing deposits (4)	3,470,788			2,052,376
Total deposits and borrowings	17,658,274		0.54%	14,370,600		0.97%
Other non-interest-bearing liabilities	304,078			148,045
Liabilities of discontinued operations	—			53,916
Total liabilities	17,962,352			14,572,561
Shareholders’ equity	1,237,584			1,032,240
Total liabilities and shareholders’ equity	$19,199,936			$15,604,801
Net interest earnings		$685,074			$403,688		$155,347	$126,039	$281,386
Tax-equivalent adjustment (5)		1,147			874
Net interest earnings		$686,221			$404,562
Interest spread			3.66%			2.67%
Net interest margin			3.69%			2.70%
Net interest margin tax equivalent (5)			3.70%			2.71%
Net interest margin tax equivalent, excluding PPP loans (6)			3.16%			2.96%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.44% and 0.89% for the years ended December 31, 2021 and 2020, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the years ended December 31, 2021 and 2020, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
(6)Non-GAAP tax-equivalent basis, as described in note (5) for the years ended December 31, 2021 and 2020, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

Net interest income increased $281.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as average interest-earning assets increased by $$3.6 billion, primarily related to PPP loan originations and purchases of the latest round of PPP loans, increases in investment securities, interest-earning deposits, commercial and industrial loans, installment loans and commercial loans to mortgage companies, partially offset by decreases in multi-family loans as the loan mix improved year-over-year. The overall average loans and leases receivable balance fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher-yielding commercial and industrial and installment loans. Customers plans to grow the multi-family loan portfolio in future periods. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021.
The NIM increased by 99 basis points to 3.70% for the year ended December 31, 2021, from 2.71% for the year ended December 31, 2020 resulting primarily from the PPP loan forgiveness from the first two rounds and the latest round, as well as a shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment with the Federal Reserve interest rate cuts of 225 basis points beginning in August 2019. The PPP loan forgiveness from the first two rounds and the latest round, which accelerated the recognition of net deferred loan origination fees, drove a 92 basis points increase in the yield on total loans and leases and contributed to the NIM increase. The increase in interest-earning assets was primarily driven by increases in the origination and purchases of the latest round of PPP loans, investment securities, commercial and industrial loans and leases, commercial loans to mortgage companies and consumer installment loans, offset in part by decreases in multi-family loans. The shift in the mix of interest-earnings assets included $3.3 billion ($5.1 billion average balance) of PPP loans yielding 5.46%. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 45 basis point decline in the cost of interest-bearing liabilities for the year ended December 31, 2021 compared to the year ended December 31, 2020. The shift in interest-bearing liabilities included interest-bearing deposits of $12.3 billion ($10.9 billion average balance) costing 0.57%. Customers' total cost of deposits, including interest-bearing and non-interest bearing deposits) were 0.44% and 0.89% for the years ended December 31, 2021 and 2020, respectively. PPPLF borrowings with $2.6 billion average balance costing 0.35% were fully repaid during the year ended December 31, 2021. Customers' total cost of funds, including non-interest bearing deposits and borrowings was 0.54% and 0.97% for the years ended December 31, 2021 and 2020, respectively.
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
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the years ended December 31, 2021 and 2020 is set forth below.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Net interest income (GAAP)	$685,074	$403,688
Tax-equivalent adjustment	1,147	874
Net interest income tax equivalent (Non-GAAP)	686,221	404,562
Loans receivable, PPP net interest income	(261,279)	(54,583)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$424,942	$349,979

Average total interest-earning assets (GAAP)	$18,566,321	$14,933,317
Average PPP loans	(5,108,192)	(3,121,157)
Adjusted average total interest-earning assets (Non-GAAP)	$13,458,129	$11,812,160

Net interest margin (GAAP)	3.69%	2.70%
Net interest margin tax equivalent (Non-GAAP)	3.70%	2.71%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.16%	2.96%

PROVISION FOR CREDIT LOSSES
For more information about the provision and Customers' ACL methodology and loss experience, see Critical Accounting Policies and Estimates and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' audited financial statements.
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
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded provision for credit losses for loans and leases of $27.4 million and $62.8 million for the years ended December 31, 2021 and 2020, respectively, utilizing the CECL methodology under ASC 326. Customers recorded a benefit to provision of $0.2 million and $1.1 million of lending-related commitments for the year ended December 31, 2021 and 2020, respectively, utilizing the CECL methodology. The $35.3 million decrease in the provision for credit losses for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the continuing improvement in macroeconomic forecasts since the beginning of COVID-19 pandemic in first quarter 2020, partially offset by the growth in loans and leases, primarily in consumer installment loans. Customers adopted ASC 326 on January 1, 2020. Upon adoption, the ACL for loans and leases and lending-related unfunded commitments increased by $79.8 million and $3.4 million, respectively, with the after-tax cumulative effect recorded to retained earnings.
Net charge-offs for the year ended December 31, 2021 were $33.8 million, or 22 basis points of average total loans and leases, compared to $54.8 million, or 41 basis points of average total loans and leases for the year ended December 31, 2020. The increase in net charge-offs primarily relate to the charge-offs in consumer installment loans, partially offset by partial charge-offs of two commercial real estate collateral dependent loans in 2020. The two commercial real estate collateral dependent loans were sold in August 2020 and January 2021.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2021	2020
Interchange and card revenue	$336	$646	$(310)	(48.0)%
Deposit fees	3,774	2,526	1,248	49.4%
Commercial lease income	21,107	18,139	2,968	16.4%
Bank-owned life insurance	8,416	7,009	1,407	20.1%
Mortgage warehouse transactional fees	12,874	11,535	1,339	11.6%
Gain (loss) on sale of SBA and other loans	11,327	2,009	9,318	463.8%
Loan fees	7,527	5,652	1,875	33.2%
Mortgage banking income	1,536	1,693	(157)	(9.3)%
Gain (loss) on sale of investment securities	31,392	20,078	11,314	56.4%
Unrealized gain (loss) on investment securities	2,720	1,447	1,273	88.0%
Loss on sale of foreign subsidiaries	(2,840)	—	(2,840)	NM
Unrealized gain (loss) on derivatives	3,208	(3,951)	7,159	(181.2)%
Loss on cash flow hedge derivative terminations	(24,467)	—	(24,467)	NM
Other	957	(2,965)	3,922	(132.3)%
Total non-interest income	$77,867	$63,818	$14,049	22.0%

Deposit fees
The $1.2 million increase in deposit fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in account analysis fees from mortgage finance companies due to higher deposit volume. There can be no assurance that Customers will earn deposit fees from mortgage finance companies in 2022 comparable to 2021, given lower refinancing activity in a higher interest rate environment.
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers' Equipment Finance Group in which Customers is the lessor. The $3.0 million increase in commercial lease income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.4 million increase in bank-owned life insurance income for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted from the increase in cash surrender value of existing and new policies purchased and benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $1.3 million increase in mortgage warehouse transactional fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in refinancing activity driven by the decline in market interest rates that began in March 2020. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 comparable to 2021, given lower refinancing activity in a higher interest rate environment.
Gain (loss) on sale of SBA and other loans
The $9.3 million increase in gain (loss) on sale of SBA and other loans for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from a strategic initiative to sell SBA and consumer installment loans beginning in 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 comparable to 2021, given significant uncertainty in the capital markets.
Loan fees
The $1.9 million increase in loan fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
Gain (loss) on sale of investment securities
The $11.3 million increase in gain (loss) on sale of investment securities for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the gains realized from the sale of $689.9 million in AFS debt securities for the year ended December 31, 2021, compared to $387.8 million in AFS debt securities for the year ended December 31, 2020. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 comparable to 2021, given significant uncertainty in the capital markets which may impact Customers’ investment strategy.
Unrealized gain (loss) on investment securities
The $1.3 million increase in unrealized gain (loss) on investment securities for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects an increase in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.
Loss on sale of foreign subsidiaries
The $2.8 million increase in loss on sale of foreign subsidiaries for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity in June 2021. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.

Unrealized gain (loss) on derivatives
The $7.2 million increase in unrealized gain (loss) on derivatives for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from increases of $7.6 million in credit valuation adjustment and credit derivatives due to changes in market interest rates, partially offset by $0.5 million decrease in interest rate swap fees.
Loss on cash flow hedge derivative terminations
The $24.5 million increase in loss on cash flow hedge derivative terminations for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $3.9 million increase in other non-interest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from a market value adjustment loss on two commercial real estate collateral dependent loans held for sale of $2.6 million in 2020, and increases of $0.8 million in gain from the sales of commercial lease assets and $0.2 million in SERP income.
On January 4, 2021, Customers completed the divestiture of BMT through a merger with MFAC. Accordingly, BMT's operating results have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2021	2020
Salaries and employee benefits	$108,202	$94,067	$14,135	15.0%
Technology, communication and bank operations	83,544	50,668	32,876	64.9%
Professional services	26,688	13,557	13,131	96.9%
Occupancy	12,143	11,362	781	6.9%
Commercial lease depreciation	17,824	14,715	3,109	21.1%
FDIC assessments, non-income taxes, and regulatory fees	10,061	11,661	(1,600)	(13.7)%
Loan servicing	10,763	3,431	7,332	213.7%
Advertising and promotion	1,520	1,796	(276)	(15.4)%
Merger and acquisition related expenses	418	1,367	(949)	(69.4)%
Loan workout	265	3,143	(2,878)	(91.6)%
Deposit relationship adjustment fees	6,216	—	6,216	NM
Other	16,663	9,209	7,454	80.9%
Total non-interest expense	$294,307	$214,976	$79,331	36.9%
Salaries and employee benefits
The $14.1 million increase in salaries and employee benefits for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, and an increase in incentive accruals tied to Customers' overall performance, increase in stock-based compensation related to new awards and compensation expense associated with an executive's retirement and other one-time benefits.
Technology, communications, and bank operations
The $32.9 million increase in technology, communications, and bank operations expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from the continued investment in the digital transformation efforts, increases in deposit servicing fees from higher deposits and interchange maintenance fees from higher debit card spend, that were paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021.

On January 4, 2021, Customers completed the divestiture of BMT through a merger with MFAC. Accordingly, BMT's operating results have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the year ended December 31, 2021. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expires on March 31, 2022, except for accounting services which expired on February 15, 2022. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
Professional services
The $13.1 million increase in professional services for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from outside professional services used to support the PPP forgiveness process and our participation in the latest round of PPP.
Commercial lease depreciation
The $3.1 million increase in commercial lease depreciation for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $1.6 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from a decrease in FDIC assessment rates resulting from lower premiums from Customers' improved performance rating.
Loan servicing
The $7.3 million increase in loan servicing for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from servicing fees paid to third party servicers associated with the participation in the latest round of PPP, the PPP forgiveness process, and the growth in consumer installment loans.
Merger and acquisition related expenses
The $0.9 million decrease in merger and acquisition related expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted from the merger of BankMobile Technologies, Inc. and Megalith Financial Acquisition Corp. completed on January 4, 2021.
Loan workout
The $2.9 million decrease in loan workout for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from the workout of two commercial relationships in 2020.
Deposit relationship adjustment fees
The $6.2 million increase in deposit relationship adjustment fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract as a part of Customers' ongoing initiative to lower its cost of funds.
Other non-interest expenses
The $7.5 million increase in other non-interest expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from increases in provision for operating expenses of $1.6 million, expenses related to the participation in the latest round of PPP of $1.4 million, litigation settlement of $1.2 million, $1.0 million in charitable contributions and corporate sponsorships, $0.9 million in provision for credit losses on lending-related unfunded commitments and $0.9 million in directors fees, partially offset by a legal contingency accrual of $1.0 million related to the settlement of the previously disclosed matter with the ED in 2020.

INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Income before income tax expense	$441,208	$189,756	$251,452	132.5%
Income tax expense	86,940	46,717	40,223	86.1%
Effective tax rate	19.7%	24.6%
The $40.2 million increase in income tax expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in pre-tax income from continuing operations. The decrease in the effective tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from an increase in investment tax credits, the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries, excess tax benefits from stock option exercises and state apportionment rates, partially offset by the dilution of the permanent tax differences and other tax benefits as a result of higher pre-tax income from continuing operations and an increase in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to "NOTE 16 – INCOME TAXES" to Customers' audited financial statements.
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
The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying audited financial statements and prior period amounts have been reclassified to conform with the current period presentation.
The table below presents the loss from discontinued operations, net of income taxes for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Loss from discontinued operations before income tax expense (benefit)	$(20,354)	$(13,798)	$(6,556)	47.5%
Income tax expense (benefit) from discontinued operations	19,267	(3,337)	22,604	(677.4)%
Net loss from discontinued operations	$(39,621)	$(10,461)	$(29,160)	278.7%
Customers' loss from discontinued operations of $20 million for the year ended December 31, 2021, compared to loss from discontinued operations of $13.8 million for the year ended December 31, 2020, consisted of restricted stock awards in BM Technologies' common stock distributed to certain team members of BMT in the form of severance payments and compensation costs for the restricted stock units of Customers Bancorp previously granted to certain team members of BMT that vested upon completion of the divestiture on January 4, 2021.
Income tax expense from discontinued operations of $19.3 million for the year ended December 31, 2021, compared to an income tax benefit of $3.3 million for the year ended December 31, 2020, resulted from the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by the reversal of a valuation allowance on certain state deferred tax assets which can be realized as a result of the gain from the divestiture and the tax benefits related to the restricted stock awards in BM Technologies's common stock and vesting of restricted stock units of Customers Bancorp to certain team members of BMT.

In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $59.5 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the year ended December 31, 2021. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expires on March 31, 2022, except for accounting services which expired on February 15, 2022. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $11.7 million and $14.0 million for the year ended December 31, 2021 and 2020, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2020. Refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements for additional information.
On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.30% compared to a fixed rate of 7.00%. On March 15, 2021, Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
Financial Condition
General
Customers' total assets were $19.6 billion at December 31, 2021. This represented a $1.1 billion increase from total assets of $18.4 billion at December 31, 2020. The increase in total assets was primarily driven by increases of $2.6 billion in investment securities and $1.4 billion in loans and leases receivable and a decrease in ACL of $6.4 million., partially offset by decreases of $1.3 billion in loans receivable, mortgage warehouse, at fair value, $1.3 billion in loans receivable, PPP, $175.3 million in cash and cash equivalents and $62.8 million in loans held for sale.
Total liabilities were $18.2 billion at December 31, 2021. This represented a $0.9 billion increase from $17.3 billion at December 31, 2020. The increase in total liabilities primarily resulted from increases in total deposits of $5.5 billion and other borrowings of $99.0 million, offset in part by decreases in the PPPLF of $4.4 billion, federal funds purchased of $175.0 million and FHLB advances of $150.0 million.
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
BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying audited financial statements and prior period amounts have been reclassified to conform with the current period presentation.

The following table sets forth certain key condensed balance sheet data:

	December 31,
(dollars in thousands)	2021	2020	Change	% Change
Cash and cash equivalents	$518,032	$693,354	$(175,322)	(25.3)%
Investment securities, at fair value	3,817,150	1,210,285	2,606,865	215.4%
Loans held for sale	16,254	79,086	(62,832)	(79.4)%
Loans receivable, mortgage warehouse, at fair value	2,284,325	3,616,432	(1,332,107)	(36.8)%
Loans receivable, PPP	3,250,008	4,561,365	(1,311,357)	(28.7)%
Loans and leases receivable	9,018,298	7,575,368	1,442,930	19.0%
Allowance for credit losses on loans and leases	(137,804)	(144,176)	6,372	(4.4)%
Bank-owned life insurance	333,705	280,067	53,638	19.2%
Other assets	305,611	338,438	(32,827)	(9.7)%
Assets of discontinued operations	—	62,055	(62,055)	(100.0)%
Total assets	19,575,028	18,439,248	1,135,780	6.2%
Total deposits	16,777,924	11,309,929	5,467,995	48.3%
Federal funds purchased	75,000	250,000	(175,000)	(70.0)%
FHLB advances	700,000	850,000	(150,000)	(17.6)%
Other borrowings	223,086	124,037	99,049	79.9%
Subordinated debt	181,673	181,394	279	0.2%
FRB PPP Liquidity Facility	—	4,415,016	(4,415,016)	(100.0)%
Accrued interest payable and other liabilities	251,128	152,082	99,046	65.1%
Liabilities of discontinued operations	—	39,704	(39,704)	(100.0)%
Total liabilities	18,208,811	17,322,162	886,649	5.1%
Total shareholders’ equity	1,366,217	1,117,086	249,131	22.3%
Total liabilities and shareholders’ equity	$19,575,028	$18,439,248	$1,135,780	6.2%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $35.2 million and $78.1 million at December 31, 2021 and 2020, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $482.8 million and $615.3 million at December 31, 2021 and 2020, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2020 primarily resulted from managing liquidity as excess funds from the forgiveness of PPP loans and customers' deposits have been invested in higher interest-earning assets.
Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, U.S. government agency securities, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations, state and political subdivision debt securities, corporate notes and equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.

At December 31, 2021, investment securities totaled $3.8 billion compared to $1.2 billion at December 31, 2020. The increase primarily resulted from the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed mortgage-backed securities, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations, commercial mortgage-backed securities, corporate notes and equity securities totaling $3.6 billion, partially offset by the sale of $689.9 million of asset-backed securities, U.S. government agencies securities, agency-guaranteed mortgage-backed securities, agency-guaranteed collateralized mortgage obligations and corporate notes and maturities, calls and principal repayments totaling $317.0 million for the year ended December 31, 2021.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur.

The following table sets forth information about the maturities and weighted-average yield of the investment securities portfolio. The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security adjusted for prepayment estimates, and considers the contractual coupon, amortization of premiums and accretion of discounts. Yields are not reported on a tax-equivalent basis. Yields exclude the impact of related hedging derivatives.

	December 31, 2021
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total

Asset-backed securities	—%	—%	—%	3.23%	3.23%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.27	1.27
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	0.91	0.91
Collateralized loan obligations	—	—	—	1.34	1.34
Commercial mortgage-backed securities	—	—	—	1.37	1.37
Corporate notes	3.49	5.72	4.64	—	5.30
Private label collateralized mortgage obligations	—	—	—	1.62	1.62
State and political subdivision debt securities	—	—	1.50	—	1.50
Weighted-average yield	3.49%	5.72%	4.52%	1.59%	2.15%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac, and Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina. The portfolios of loans to mortgage banking businesses is nationwide. The loan portfolio consists primarily of loans to support mortgage banking companies’ funding needs, multi-family/commercial real estate, and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty mortgage lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, and home improvement loans through arrangements with fintech companies and other market place lenders nationwide. Following the completion of the divestiture of BMT, BankMobile's loans and serviced deposits and the related net interest income were combined with Customers' financial condition and the results of operations as a single reportable segment.

Commercial Lending
Customers' commercial lending is divided into six groups: Business Banking, Small and Middle Market Business Banking, Specialty Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending, and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels. The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million. To further build its franchise and support the growth of its commercial lending initiatives, Customers' added three new verticals during 2021 within its Specialty Banking business which included fund finance, technology and venture capital banking and financial institutions group. These three new verticals provide financing to the private equity industry and cash management services to the alternative investment industry. Prior to adding these new verticals, its Specialty Banking business included lending to mortgage banking companies, equipment finance, warehouse lending, healthcare lending and real estate specialty finance. Customers also launched a pilot digital small balance 7(a) lending within its existing SBA Lending business in 2021.
As of December 31, 2021, Customers had $12.4 billion in commercial loans outstanding, totaling approximately 85.3% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $14.2 billion, comprising approximately 89.8% of its total loan and lease portfolio, at December 31, 2020. Included in the $12.4 billion and $14.2 billion in commercial loans outstanding as of December 31, 2021 and 2020, respectively, were $3.3 billion and $4.6 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. Many providers of liquidity in this segment exited the business in 2009 during a period of market turmoil. Customers saw an opportunity to provide liquidity to this business segment at attractive spreads, generate fee income and attract escrow deposits. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of December 31, 2021 and 2020, commercial loans to mortgage banking businesses totaled $2.3 billion and $3.6 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers has been deemphasizing its multi-family loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers plans to grow the multi-family loan portfolio in future periods. Customers' multi-family lending group is focused on retaining a portfolio of high-quality multi-family loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of December 31, 2021, Customers had multi-family loans of $1.5 billion outstanding, comprising approximately 10.2% of the total loan and lease portfolio, compared to $1.8 billion, or approximately 11.1% of the total loan and lease portfolio, at December 31, 2020.
The Equipment Finance Group offers equipment financing and leasing products and services for a broad range of asset classes. It services vendors, dealers, independent finance companies, bank-owned leasing companies and strategic direct customers in the plastics, packaging, machine tool, construction, transportation and franchise markets. As of December 31, 2021 and 2020, Customers had $378.7 million and $288.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2021 and 2020, Customers had $146.5 million and $108.0 million of equipment finance leases outstanding, respectively. As of December 31, 2021 and 2020, Customers had $117.4 million and $102.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $40.7 million and $28.9 million, respectively.
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers, directly or through fintech partnerships and acquisitions, had $3.3 billion and $4.6 billion of PPP loans outstanding as of December 31, 2021 and 2020, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.

Consumer Lending
Customers provides unsecured consumer loans, residential mortgage, and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers has executed digitally over $1 billion in direct personal loan originations. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2021, Customers had $2.1 billion in consumer loans outstanding, or 14.7% of the total loan and lease portfolio, compared to $1.6 billion, or 10.3% of the total loan and lease portfolio, as of December 31, 2020.
Purchases and sales of loans were as follows for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Purchases (1)
Loans receivable, PPP	$1,536,213	$—	$—
Residential real estate	92,939	495	105,858
Installment (2)	278,070	269,684	1,058,261
Total	$1,907,222	$270,179	$1,164,119
Sales (3)
Multi-family	$36,900	$—	$—
Commercial and industrial (4)	47,142	6,940	22,267
Commercial real estate owner occupied (4)	19,420	—	16,320
Commercial real estate non-owner occupied	18,366	17,600	—
Residential real estate	63,932	—	230,285
Installment	212,255	1,822	—
Total	$398,015	$26,362	$268,872
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.8%, 100.3% and 100.3% of the loans' unpaid principal balance during the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Installment loan purchases for the years ended December 31, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2021, 2020 and 2019, loan sales resulted in net gains of $12.9 million, $2.0 million and $2.8 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income.
(4)Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of December 31, 2021 and 2020 was as follows:

	December 31,
(amounts in thousands)	2021	2020
Commercial loans:
Commercial and industrial loan, at lower of cost or fair value	$—	$55,683
Commercial real estate non-owner occupied loan, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	—	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	643
Residential mortgage loans, at fair value	15,747	5,509
Total consumer loans held for sale	16,254	6,152
Loans held for sale	$16,254	$79,086

At December 31, 2021, loans held for sale totaled $16.3 million, or 0.1% of the total loan and lease portfolio, and $79.1 million, or 0.5% of the total loan and lease portfolio, at December 31, 2020. During 2020, Customers transferred $401.1 million of multi-family loans from loans held for sale to loans receivable (held for investment) because it no longer had the intent to sell these loans. Customers transferred these loans at their carrying value, which approximated their fair value at the time of transfer.
Loans held for sale are carried on the balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2021	2020
Loans receivable, mortgage warehouse, at fair value	$2,284,325	$3,616,432
Loans receivable, PPP	3,250,008	4,561,365
Loans and leases receivable:
Commercial:
Multi-family	1,486,308	1,761,301
Commercial and industrial (1)	3,424,783	2,289,441
Commercial real estate owner occupied	654,922	572,338
Commercial real estate non-owner occupied	1,121,238	1,196,564
Construction	198,981	140,905
Total commercial loans and leases receivable	6,886,232	5,960,549
Consumer:
Residential real estate	334,730	317,170
Manufactured housing	52,861	62,243
Installment	1,744,475	1,235,406
Total consumer loans receivable	2,132,066	1,614,819
Loans and leases receivable	9,018,298	7,575,368
Allowance for credit losses	(137,804)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,414,827	$15,608,989
(1)Includes direct finance leases of $146.5 million and $108.0 million at December 31, 2021 and 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(52.0) million and $(54.6) million at December 31, 2021 and 2020, respectively.
Loans receivable, PPP
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $3.3 billion and $4.6 billion of PPP loans outstanding as of December 31, 2021 and 2020, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $279.2 million and $65.5 million for the years ended December 31, 2021 and 2020, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL related disclosures. At December 31, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $2.3 billion and $3.6 billion at December 31, 2021 and 2020, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale, loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP), net of the ACL, increased by $1.4 billion to $8.9 billion at December 31, 2021, from $7.4 billion at December 31, 2020. The increase in loans and leases receivable, net of the ACL, was attributable to $6.4 million decrease in ACL, as further described below, and higher balances in the commercial and industrial, owner occupied commercial real estate, construction, consumer installment and residential real estate loan portfolios, with each portfolio increasing by $1.1 billion, $82.6 million, $58.1 million, $509.1 million, and $17.6 million respectively, from December 31, 2020. These increases were partially offset by reductions in the multi-family, non-owner occupied commercial real estate and manufactured housing loan portfolios, with each portfolio decreasing by $275.0 million, $75.3 million and $9.4 million, respectively, from December 31, 2020. The overall loans and leases receivable fluctuations were the result of Customers' strategic efforts to reduce the lower-yielding loans in the multi-family portfolio and replace them with higher-yielding commercial and industrial and installment loans. Customers plans to grow the multi-family loan portfolio in future periods.
The following table presents Customers' loans receivable (excluding loans held for sale, loans receivable, at fair value, and loans receivable, PPP) as of December 31, 2021 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Multi-family	$127,032	$221,435	$1,137,841	$—	$1,486,308
Commercial and industrial	611,263	2,222,734	524,857	65,929	3,424,783
Commercial real estate owner occupied	138,755	266,378	174,487	75,302	654,922
Commercial real estate non-owner occupied	249,761	549,177	322,300	—	1,121,238
Construction	120,194	42,601	36,186	—	198,981
Total commercial loans	$1,247,005	$3,302,325	$2,195,671	$141,231	$6,886,232

Consumer loans:
Residential real estate	$3,601	$8,186	$9,960	$312,983	$334,730
Manufactured housing	247	2,942	33,658	16,014	52,861
Installment	44,856	1,526,154	131,688	41,777	1,744,475
Total consumer loans	$48,704	$1,537,282	$175,306	$370,774	$2,132,066

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2021:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Multi-family	$258,366	$1,100,910	$1,359,276
Commercial and industrial	702,718	2,110,802	2,813,520
Commercial real estate owner occupied	78,235	437,932	516,167
Commercial real estate non-owner occupied	358,000	513,477	871,477
Construction	7,073	71,714	78,787
Total commercial loans	$1,404,392	$4,234,835	$5,639,227

Consumer loans:
Residential real estate	$233,901	$97,228	$331,129
Manufactured housing	52,614	—	52,614
Installment	1,699,619	—	1,699,619
Total consumer loans	$1,986,134	$97,228	$2,083,362

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
The provision for credit losses on loans and leases was $27.4 million and $62.8 million for the years ended December 31, 2021 and 2020, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $137.8 million, or 1.53% of loans and leases receivable at December 31, 2021, and $144.2 million, or 1.90% of loans receivable, at December 31, 2020. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from lower ACL for the commercial loan portfolio due to continued improvement in macroeconomic forecasts at December 31, 2021, as compared to the impact of reserve build for the COVID-19 pandemic at December 31, 2020, offset in part by the increase in ACL for the consumer installment loan portfolio due to loan growth. Net charge-offs were $33.8 million for the year ended December 31, 2021, an increase of $21.0 million compared to $54.8 million for the year ended December 31, 2020. Commercial real estate non-owner occupied charge-offs in 2020 were attributable to the partial charge-off of two collateral dependent loans, which are not indicative of the overall commercial real estate portfolio. Installment charge-offs were attributable to originated and purchased unsecured consumer loans through arrangements with fintech companies and other market place lenders, which increased for the year ended December 31, 2021 compared to the same period in 2020 consistent with the loan growth. Please refer to the table of changes in Customers' ACL for net-charge offs to average loans by loan type for the periods indicated.

A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of December 31, 2021 and 2020 is set forth below.

	December 31,
(dollars in thousands)	2021	2020
Loans and leases receivable (GAAP)	$12,268,306	$12,136,733
Less: Loans receivable, PPP	3,250,008	4,561,365
Loans and leases held for investment, excluding PPP (Non-GAAP)	$9,018,298	$7,575,368

ACL for loans and leases (GAAP)	$137,804	$144,176

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.53%	1.90%
The table below presents changes in Customers' ACL for the periods indicated.

(dollars in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2018	$11,462	$12,145	$3,320	$6,093	$624	$3,654	$145	$2,529	$39,972
Charge-offs (1)	(541)	(532)	(119)	—	—	(297)	—	(8,101)	(9,590)
Recoveries (1)	7	1,050	236	—	136	27	—	314	1,770
Provision for credit losses on loans and leases	(4,771)	2,893	(1,202)	150	502	(166)	915	25,906	24,227
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs (1)	—	(3,158)	(78)	(25,779)	—	(60)	—	(32,661)	(61,736)
Recoveries (1)	—	3,019	28	1,293	128	86	—	2,376	6,930
Provision for credit losses on loans and leases	4,292	(3,937)	1,554	29,777	4,579	(785)	328	26,966	62,774
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (1)	(1,132)	(1,550)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries (1)	—	1,102	500	84	125	54	—	4,718	6,583
Provision for credit losses on loans and leases	(7,011)	911	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804

Net Charge-offs to Average Loans
2019	(0.02)%	0.03%	0.02%	—%	0.22%	(0.04)%	—%	(1.75)%	(0.11)%
2020	—%	(0.01)%	(0.01)%	(1.98)%	0.10%	0.01%	—%	(2.40)%	(0.75)%
2021	(0.08)%	(0.02)%	(0.04)%	(0.07)%	0.07%	(0.03)%	—%	(2.08)%	(0.44)%
(1) Charge-offs and recoveries on PCD and PCI loans that are accounted for in pools are recognized on a net basis when the pool matures.

The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements for Customers' adoption of CECL and management's methodology for estimating the ACL.

Approximately 50% of Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
The following table shows the ACL by various portfolios as of December 31, 2021 and 2020:

	December 31,
	2021		2020
(dollars in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ACL	Percent of loans in each category to loans and leases receivable
Multi-family	$4,477	16.5%	$12,620	23.3%
Commercial and industrial	12,702	38.0%	12,239	30.2%
Commercial real estate owner occupied	3,213	7.3%	9,512	7.5%
Commercial real estate non-owner occupied	6,210	12.4%	19,452	15.8%
Construction	692	2.2%	5,871	1.9%
Total commercial loans and leases	27,294	76.4%	59,694	78.7%

Residential real estate	2,383	3.7%	3,977	4.2%
Manufactured housing	4,278	0.6%	5,190	0.8%
Installment	103,849	19.3%	75,315	16.3%
Total consumer loans	110,510	23.6%	84,482	21.3%
Loans and leases receivable	$137,804	100.0%	$144,176	100.0%

Asset Quality
Customers segments the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2021, there were no commercial deferments related to COVID-19. At December 31, 2021, consumer deferments related to COVID-19 were $6.1 million. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively. The schedule that follows includes both loans held for sale and loans held for investment. Customers had no pending commercial loan deferment requests as of December 31, 2021.
Asset Quality at December 31, 2021

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Multi-family	$1,486,308	$1,461,972	$1,682	$—	$22,654	$—	$22,654	1.52%	1.52%
Commercial and industrial	3,424,783	3,413,229	5,458	—	6,096	—	6,096	0.18%	0.18%
Commercial real estate owner occupied	654,922	652,447	—	—	2,475	—	2,475	0.38%	0.38%
Commercial real estate non-owner occupied	1,121,238	1,118,423	—	—	2,815	—	2,815	0.25%	0.25%
Construction	198,981	198,981	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	6,886,232	6,845,052	7,140	—	34,040	—	34,040	0.49%	0.49%
Residential	334,730	322,484	4,519	—	7,727	35	7,762	2.31%	2.32%
Manufactured housing	52,861	44,837	3,075	1,386	3,563	105	3,668	6.74%	6.93%
Installment	1,744,475	1,729,048	11,644	—	3,783	—	3,783	0.22%	0.22%
Total consumer loans receivable	2,132,066	2,096,369	19,238	1,386	15,073	140	15,213	0.71%	0.71%
Loans and leases receivable (1)	9,018,298	8,941,421	26,378	1,386	49,113	140	49,253	0.54%	0.55%
Loans receivable, PPP (2)	3,250,008	3,250,008	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,284,325	2,284,325	—	—	—	—	—	—%	—%
Total loans held for sale	16,254	15,747	—	—	507	—	507	3.12%	3.12%
Total portfolio	$14,568,885	$14,491,501	$26,378	$1,386	$49,620	$140	$49,760	0.34%	0.34%

Asset Quality at December 31, 2021 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual/NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,486,308	$22,654	$4,477	0.30%	19.76%
Commercial and industrial	3,424,783	6,096	12,702	0.37%	208.37%
Commercial real estate owner occupied	654,922	2,475	3,213	0.49%	129.82%
Commercial real estate non-owner occupied	1,121,238	2,815	6,210	0.55%	220.60%
Construction	198,981	—	692	0.35%	—%
Total commercial loans and leases receivable	6,886,232	34,040	27,294	0.40%	80.18%
Residential	334,730	7,727	2,383	0.71%	30.84%
Manufactured housing	52,861	3,563	4,278	8.09%	120.07%
Installment	1,744,475	3,783	103,849	5.95%	2,745.15%
Total consumer loans receivable	2,132,066	15,073	110,510	5.18%	733.17%
Loans and leases receivable (1)	9,018,298	49,113	137,804	1.53%	280.59%
Loans receivable, PPP (2)	3,250,008	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	2,284,325	—	—	—%	—%
Total loans held for sale	16,254	507	—	—%	—%
Total portfolio	$14,568,885	$49,620	$137,804	0.95%	277.72%
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
(2)The tables exclude PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. PPP loans of $4.6 billion, were all current as of December 31, 2020. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
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
A reconciliation of loans and leases receivable, excluding loans receivable, PPP and other related amounts, at December 31, 2021, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loans and leases receivable (GAAP)	$12,268,306	$12,191,429	$26,378	$1,386	$49,113	$140	$49,253	0.40%	0.40%
Less: Loans receivable, PPP (1)	3,250,008	3,250,008	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$9,018,298	$8,941,421	$26,378	$1,386	$49,113	$140	$49,253	0.54%	0.55%

Add: Loans held for sale	16,254				507
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$9,034,552				$49,620			0.55%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$12,268,306	$49,113	$137,804	1.12%	280.59%
Less: Loans receivable, PPP (1)	3,250,008	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$9,018,298	$49,113	$137,804	1.53%	280.59%

(1)Loans and leases receivable include PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $14.6 billion at December 31, 2021 compared to $15.8 billion at December 31, 2020 and $49.6 million, or 0.34% of loans and leases, were non-performing at December 31, 2021 compared to $70.5 million, or 0.45% of loans and leases, at December 31, 2020. The loan and lease portfolio was supported by an ACL of $137.8 million (277.72% of NPLs and 0.95% of total loans and leases) and $144.2 million (204.48% of NPLs and 0.91% of total loans and leases), at December 31, 2021 and 2020, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2021	2020
Loans 90+ days delinquent still accruing (1)	$1,386	$1,951

Non-accrual loans	$49,620	$70,508
OREO and repossessed assets	140	667
Total non-performing assets	$49,760	$71,175
(1)Excludes PCD loans at December 31, 2021 and 2020.

	December 31,
	2021	2020
Non-accrual loans and leases to loans and leases receivable (1)	0.54%	0.69%
Non-accrual loans to total loans and leases	0.34%	0.45%
Non-performing assets to total assets	0.25%	0.39%
Non-accrual loans and loans 90+ days delinquent to total assets	0.26%	0.39%
Allowance for credit losses on loans and leases to:
Loans and leases receivable (1)	1.53%	1.90%
Non-accrual loans	277.72%	204.48%
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
The asset quality ratios related to NPAs, including non-accrual loans improved at December 31, 2021 as compared to December 31, 2020 primarily due to the sale of a multi-family loan in 2021, which was classified as held for sale at December 31, 2020. Please refer to Credit Risk above for information about the decrease in ACL affecting the related asset quality ratios at December 31, 2021 as compared to December 31, 2020.

The table below sets forth loans that were non-performing at December 31, 2021 and 2020.

	December 31,
(amounts in thousands)	2021	2020
Multi-family	$22,654	$21,728
Commercial and industrial	6,096	8,453
Commercial real estate owner occupied	2,475	3,411
Commercial real estate non-owner occupied	2,815	2,356
Residential real estate	7,727	9,911
Manufactured housing	3,563	2,969
Installment	3,783	3,211
Total non-performing loans	$49,113	$52,039
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
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers' financial position. At December 31, 2021 and 2020, special mention loans and leases were $230.1 million and $250.6 million, respectively, and are considered performing loans and are therefore not included in the tables above.
Risk ratings are not established for residential real estate, home equity loans, and installment loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans and leases identified as problem credits by management. This process is designed to assess Customers' progress in working toward a solution and to assist in determining an appropriate ACL. All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan or lease becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to SAG for workout or other resolution.
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

Troubled Debt Restructurings
At December 31, 2021, 2020 and 2019, there were $16.5 million, $16.1 million and $13.3 million, respectively, in loans categorized as a TDR. TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
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
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2021, 2020 and 2019, loans aggregating $3.5 million, $3.7 million and $1.4 million, respectively, were modified in TDRs. TDR modifications of loans within the commercial and industrial category were primarily extensions of term, deferrals of principal and other modifications; modifications of residential real estate loans were primarily extensions of term and deferrals of principal; and modifications of manufactured housing loans were primarily interest rate concessions, extensions of term and deferrals of principal. As of December 31, 2021, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of December 31, 2021, 21 installment loans totaling $263 thousand, two manufactured housing loans totaling $71 thousand and one residential real estate loan for $121 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2020, 15 installment loans totaling $226 thousand, six manufactured housing loans totaling $236 thousand and three residential real estate loans totaling $152 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2019, three manufactured housing loans totaling $73 thousand and one residential real estate loan for $81 thousand that were modified in TDRs within the past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
ACCRUED INTEREST RECEIVABLE
At December 31, 2021, accrued interest receivable totaled $92.2 million compared to $80.4 million at December 31, 2020. The increase primarily resulted from an increase in outstanding balances of interest-earning assets.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2021, bank premises and equipment, net of accumulated depreciation and amortization, totaled $8.9 million compared to $11.2 million at December 31, 2020. The decrease primarily resulted from purchases of bank premises and equipment of $0.6 million, partially offset by depreciation and amortization expenses of $2.3 million.
At December 31, 2021, Customers Bank’s restricted stock holdings totaled $64.6 million compared to $71.4 million at December 31, 2020. These holdings consist of stock of the FRB, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2021, the cash surrender value of BOLI totaled $333.7 million compared to $280.1 million at December 31, 2020. Presented within BOLI on the consolidated balance sheet is the cash surrender value of the SERP balances of $11.5 million and $4.3 million at December 31, 2021 and 2020, respectively. Customers purchased additional BOLI and entered into the 2021 SERPs during the year ended December 31, 2021. For additional information, see "NOTE 14 - EMPLOYEE BENEFIT PLANS" to Customers' audited financial statements.
At December 31, 2021 and 2020, other assets totaled $305.6 million and $338.4 million, respectively. Other assets consist primarily of cash pledged for swaps, ROU lease assets, operating leases through Customers' Equipment Finance Group (net investment in operating leases of $118.3 million at December 31, 2021 compared to $103.9 million at December 31, 2020), mark-to-market adjustments for interest-rate swaps, investments in affordable housing projects, deferred tax assets, net, origination fees receivable from the SBA on certain PPP loans and prepaid expenses.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. In 2021, Customers began accepting non-interest bearing demand deposits from new customers on the TassatPay instant blockchain payments platform which launched in October 2021. Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT. For additional information, see "NOTE 11 - DEPOSITS" to Customers' audited financial statements.
The components of deposits at December 31, 2021 and 2020 were as follows:

	December 31,
(dollars in thousands)	2021	2020	Change	% Change

Demand, non-interest bearing	$4,459,790	$2,356,998	$2,102,792	89.2%
Demand, interest bearing	6,488,406	2,384,691	4,103,715	172.1%
Savings, including MMDA	5,322,390	5,916,309	(593,919)	(10.0)%
Non-time deposits	16,270,586	10,657,998	5,612,588	52.7%
Time deposits	507,338	651,931	(144,593)	(22.2)%
Total deposits	$16,777,924	$11,309,929	$5,467,995	48.3%
Total deposits were $16.8 billion at December 31, 2021, an increase of $5.5 billion, or 48.3%, from $11.3 billion at December 31, 2020. Non-time deposits increased by $5.6 billion, or 52.7%, to $16.3 billion at December 31, 2021, from $10.7 billion at December 31, 2020. This increase was primarily driven by Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding. These efforts led to increases in non-interest bearing demand deposits of $2.1 billion and interest bearing demand deposits of $4.1 billion. These increases were offset in part by decreases in savings, including MMDA, of $593.9 million, or 10.0% and time deposits of $144.6 million, or 22.2%.
At December 31, 2021 the Bank had $480.5 million in state and municipal deposits to which it had pledged $475.3 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
The total amount of estimated uninsured deposits totaled $12.1 billion and $7.3 billion at December 31, 2021 and 2020, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $259.0 million and $297.7 million at December 31, 2021, and 2020, respectively. At December 31, 2021, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	December 31, 2021

3 months or less	$106,766
Over 3 through 6 months	38,479
Over 6 through 12 months	50,723
Over 12 months	63,056
Total	$259,024
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2021		2020
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Demand, non-interest bearing	$3,470,788	0.00%	$2,052,376	0.00%
Demand, interest-bearing	4,006,354	0.69%	2,098,138	0.89%
Savings, including MMDA	6,291,735	0.49%	4,819,894	1.08%
Time deposits	619,859	0.72%	1,357,688	1.58%
Total	$14,388,736	0.44%	$10,328,096	0.89%

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings generally include short-term and long-term advances from the FHLB, FRB, including from the PPPLF, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. See "NOTE 12 – BORROWINGS" to Customers' audited financial statements for additional information on Customers' borrowings.
Short-term debt
Short-term debt at December 31, 2021 and 2020 was as follows:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$700,000	0.26%	$850,000	1.19%
Federal funds purchased	75,000	0.05%	250,000	0.09%
Total short-term borrowings	$775,000		$1,100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2021 and 2020, were as follows:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate

FRB PPP Liquidity Facility advances	$—	—%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$—		$4,415,016
There were no long-term advances outstanding with the FHLB or FRB at December 31, 2021 and 2020, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may pledge as collateral to the Federal Reserve Banks. During the year ended December 31, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2021 and 2020, was as follows:

	December 31,
(amounts in thousands)	2021	2020

Total maximum borrowing capacity with the FHLB	$2,973,635	$2,729,516
Total maximum borrowing capacity with the FRB (1)	183,052	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,594,339	3,363,364
(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. At December 31, 2021, Customers had no borrowings under the PPPLF. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2021 and 2020 were as follows:

		December 31,
(dollars in thousands)		2021	2020
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,642	$—	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,672	24,552	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,772	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,086	$124,037

Customers Bancorp	Subordinated (2)(3)	72,403	72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,270	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,673	$181,394
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate. which is expected to be the three-month term SOFR, plus 0.0235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to100% of the principal balance at certain times on or after August 15, 2026.
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
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2021	2020	Change	% Change
Preferred stock	$137,794	$217,471	$(79,677)	(36.6)%
Common stock	34,722	32,986	1,736	5.3%
Additional paid in capital	542,391	455,592	86,799	19.1%
Retained earnings	705,732	438,581	267,151	60.9%
Accumulated other comprehensive income (loss), net	(4,980)	(5,764)	784	(13.6)%
Treasury stock	(49,442)	(21,780)	(27,662)	127.0%
Total shareholders' equity	$1,366,217	$1,117,086	$249,131	22.3%
Shareholders' equity increased by $249.1 million, or 22.3%, to $1.4 billion at December 31, 2021, when compared to shareholders' equity of $1.1 billion at December 31, 2020. The increase primarily resulted from increases in retained earnings of $267.2 million, additional paid in capital of $86.8 million and accumulated other comprehensive income (loss), net of $0.8 million, offset by a decrease in preferred stock of $79.7 million and an increase in treasury stock of $27.7 million.
The decrease in preferred stock resulted from redemption of all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million during the year ended December 31, 2021. Refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements for additional information on the redemption of Series C and Series D Preferred Stock.
The increase in additional paid in capital primarily resulted from the sale of BMT that was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization of $31.9 million, merger related expense of $19.6 million in the form of restricted stock awards in BM Technologies' common stock to certain team members of BMT, $13.9 million from share-based compensation expense and $21.5 million from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information on the divestiture of BMT.

The increase in retained earnings primarily resulted from net income of $314.6 million for the year ended December 31, 2021, partially offset by $33.0 million of special dividends in connection with the divestiture of BMT, preferred stock dividends of $11.7 million and a loss of $2.8 million for the redemption price paid in excess of the carrying value of all of the outstanding shares of Series C and Series D Preferred Stock and for the year ended December 31, 2021.
The increase in accumulated other comprehensive income (loss), net primarily resulted from an increase of $12.3 million and income tax effect of $3.2 million in the fair value of cash flow hedges due to changes in market interest rates and reclassification of $27.0 million in losses and income tax effect of $7.0 million from the termination of derivatives designated as cash flow hedges of forecasted transactions that are deemed no longer probable of occurring during the year ended December 31, 2021, partially offset by unrealized losses of $6.8 million on AFS debt securities and income tax effect of $1.8 million and reclassification of $31.4 million in gains and income tax effect of $8.2 million resulting from the sales of AFS debt securities during the year ended December 31, 2021. Refer to "NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to Customers' audited financial statements for additional information on the termination of cash flow hedges.
The increase treasury stock resulted from repurchase of 527,789 shares of common stock for $27.7 million pursuant to the Share Repurchase Program during the year ended December 31, 2021. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements for additional information on the repurchase of common shares.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan commitments and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest-rate sensitivity and capital position, and strives to maintain a strong liquidity position that is sufficient to meet Customers' short-term and long-term needs, commitments and contractual obligations.
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
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards. See "NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK" to Customers' audited financial statements.As described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers have the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recorded $3.4 million of ACL for lending related commitments upon its adoption of ASC 326 and recognized a benefit to credit losses of $1.1 million during the year ended December 31, 2020 resulting in an ACL of $2.3 million as of December 31, 2020. Customers recognized a benefit to credit losses of $0.2 million during the year ended December 31, 2021 resulting in an ACL of $2.1 million as of December 31, 2021. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement.

Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of December 31, 2021. See "NOTE 9 – LEASES", "NOTE 11 – DEPOSITS", "NOTE 12 – BORROWINGS" and "NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK" to Customers' audited financial statements for additional information.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of December 31, 2021, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $700.0 million was utilized in borrowings and commitments and $475.3 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2020, Customers' borrowing capacity with the FHLB was $2.7 billion, of which $854.2 million was utilized in borrowings and commitments; and $1.2 billion of available capacity was used to collateralize state and municipal deposits. As of December 31, 2021 and 2020, Customers' borrowing capacity with the FRB was $183.1 million and $223.3 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of December 31, 2021, Customers had no borrowings under the PPPLF. As of December 31, 2020, Customers had $4.4 billion in borrowings under the PPPLF. No new advances are available from the PPPLF after July 30, 2021.
In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2021, Customers Bank held $1.9 billion of deposits from new customers participating in CBIT.
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
The table below summarizes Customers' cash flows from continuing operations for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) continuing operating activities	$295,540	$133,418	$162,122	121.5%
Net cash provided by (used in) continuing investing activities	(1,201,261)	(6,424,895)	5,223,634	(81.3)%
Net cash provided by (used in) continuing financing activities	754,775	6,772,793	(6,018,018)	(88.9)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(150,946)	$481,316	$(632,262)	(131.4)%

Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $295.5 million for the year ended December 31, 2021 resulted from net income of $354.3 million, an increase of $103.0 million in accrued interest payable and other liabilities and a decrease of $46.7 million in accrued interest receivable and other assets, partially offset by non-cash operating adjustments of $208.4 million.
Cash provided by continuing operating activities of $133.4 million for the year ended December 31, 2020 resulted from net income of $143.0 million, non-cash operating adjustments of $48.1 million and an increase of $50.4 million in accrued interest payable and other liabilities, partially offset by an increase of $108.1 million in accrued interest receivable and other assets.
Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $1.2 billion for the year ended December 31, 2021 primarily resulted from purchases of investment securities available for sale of $3.6 billion and purchases of loans of $1.9 billion, partially offset by a net decrease in loans and leases, excluding mortgage warehouse loans, of $1.7 billion, primarily from the forgiveness of PPP loans, net of originations and purchases, net repayments of mortgage warehouse loans of $1.3 billion, proceeds from sales of investment securities available for sale of $689.9 million, proceeds from sales of loans of $398.0 million and proceeds from maturities, calls and principal repayments on investment securities of $317.0 million.
Cash used in continuing investing activities of $6.4 billion for the year ended December 31, 2020 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $4.2 billion primarily related to PPP loan originations, net originations of mortgage warehouse loans of $1.4 billion, purchases of investment securities available for sale of $1.2 billion and purchases of loans of $271.0 million, partially offset by proceeds from sales of investment securities available for sale of $387.8 million, proceeds from maturities, calls and principal repayments on investment securities of $236.1 million and proceeds from sales of loans of $26.4 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $754.8 million for the year ended December 31, 2021 primarily resulted from net increase of $5.5 billion in deposits and $98.8 million from issuance of 2.875% fixed-to-floating rate senior notes, partially offset by net decreases in long-term borrowed funds from the PPPLF of $4.4 billion, net federal funds purchased of $175.0 million, net short-term borrowed funds from the FHLB of $150.0 million, redemption of the Series C and Series D Preferred Stock of $82.5 million and purchases of treasury stock of $27.7 million. Customers fully repaid the borrowings from the PPPLF during the year ended December 31, 2021 due to increased PPP loan forgiveness and funding from deposits. For additional information on the redemption of preferred stock and purchases of treasury stock, refer to "NOTE 11 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements.
Cash provided by continuing financing activities of $6.8 billion for the year ended December 31, 2020 primarily resulted from increases in borrowed funds from the PPPLF of $4.4 billion primarily to finance the PPP loan originations and deposits of $2.7 billion, partially offset by an decrease in net federal funds purchased of $288.0 million.
Cash flows from discontinued operations
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BMT. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
The table below summarizes Customers' cash flows from discontinued operations for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) discontinued operating activities	$(24,376)	$18,605	$(42,981)	(231.0)%
Net cash provided by (used in) discontinued investing activities	—	(72)	72	(100.0)%
Net cash provided by (used in) discontinued financing activities	—	(19,000)	19,000	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$(24,376)	$(467)	$(23,909)	5,119.7%
Cash flows provided by (used in) discontinued operating activities
Cash used in discontinued operating activities of $24.4 million for the year ended December 31, 2021 resulted from a net loss of $39.6 million and a decrease in accrued interest payable and other liabilities of $40.7 million, offset in part by non-cash operating adjustments of $20.3 million and a decrease in other assets of $35.6 million.
Cash provided by discontinued operating activities of $18.6 million for the year ended December 31, 2020 resulted from a net loss of $10.5 million, offset in part by a decrease in other assets of $21.1 million an increase in accrued interest payable and other liabilities of $7.0 million and non-cash operating adjustments of $1.0 million.

Cash flows provided by (used in) discontinued financing activities
Cash used in discontinued financing activities of $19.0 million for the year ended December 31, 2020 resulted from partial repayment of $40.0 million in borrowings from the Bank in 2019. The remaining balance of $21.0 million in borrowings from the Bank was fully repaid by BM Technologies in 2021.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2021 and 2020, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
December 31, 2020
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of December 31, 2021, the Bank and Customers Bancorp were in compliance with the Basel III requirements. See "NOTE 19 – REGULATORY CAPITAL" to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.

Capital Ratios
Customers continued to build capital during 2021 and 2020. In 2019, Customers decided to cross the $10.0 billion asset threshold at year-end, with total assets of $11.5 billion at December 31, 2019, resulted in lower capital ratios when compared to December 31, 2018. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. Customers Bancorp did not repurchase any common shares under a stock repurchase plan in 2020. In 2021, Customers repurchased 527,789 shares of common stock for $27.7 million pursuant to the Share Repurchase Program. During 2021 and 2020, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. In 2021, Customers Bancorp issued $100 million in fixed-to-floating rate senior notes, and utilized the proceeds to redeem all of the outstanding shares of Series C and Series D Preferred Stock. Customers Bank capital growth for the past few years has been achieved primarily by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. For more information relating to preferred and common stock, see "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2021 and 2020, include the following:
•$20.0 million declared on January 22, 2020, and paid on March 10, 2020;
•$20.0 million declared on April 22, 2020, and paid on June 10, 2020;
•$5.0 million declared on July 22, 2020, and paid on September 10, 2020;
•$20.0 million declared and paid on December 31, 2020;
•$30.0 million declared on June 23, 2021, and paid on June 24, 2021;
•$55.0 million declared on September 22, 2021, and paid on September 23, 2021; and
•$55.0 million declared and paid on December 21, 2021.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the year ending December 31, 2022 and 2021, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2021 and 2020. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately ("rate shocks"). For upward rate shocks modeling a rising rate environment at December 31, 2021, current market interest rates were increased immediately by 100, 200 and 300 basis points. In the current interest rate environment, particularly for short term rates, the Down 100 to Down 300 basis point scenarios are not shown due to the unrealistic and/or negative yield nature of the results. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2022 and 2021, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2021	2020
Up 3%	16.0%	(2.7)%
Up 2%	10.8%	(1.6)%
Up 1%	5.7%	(0.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at December 31, 2021, current market interest rates were increased immediately by 100, 200 and 300 basis points. Due to the limitations of the current low interest rate environment, the Down 100, 200 and 300 basis point rate shocks are deemed impractical and not presented below. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2021 and 2020, resulting from shocks to interest rates.

	From Base December 31,
Rate Shocks	2021	2020
Up 3%	100.7%	(18.9)%
Up 2%	79.8%	(12.2)%
Up 1%	51.5%	(6.1)%

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

Item 8.        Financial Statements and Supplementary Data
Customers Bancorp, Inc.
Financial statements for the three years ended
December 31, 2021, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Customers Bancorp, Inc.
West Reading, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As described in Notes 2 and 8 to the consolidated financial statements, the Company changed its method for estimating the allowance for credit losses on January 1, 2020 due to the adoption of Financial Instruments – Credit Losses (Topic 326).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of expected credit losses in the Company’s loan and lease portfolios are recorded in the allowance for loan and lease losses (the “ACL”). The ACL is a valuation account that is deducted from the loans or leases' amortized cost basis to present the net amount expected to be collected on the loans and leases.

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

Given the size of the loan and lease portfolios and the subjective nature of estimating the ACL, including the estimated impact of the COVID-19 pandemic, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL for the loan and lease portfolios included the following, among others:

•We tested the effectiveness of controls over the (i) selection and weighting of the macroeconomic forecasts, (ii) execution and monitoring of the loss rate models, (iii) calibration of the loss rate models to peer and industry information, (iv) measurement of the qualitative allowance, (v) the monitoring, identification, and valuation of collateral dependent loans, particularly those industries affected by the COVID-19 pandemic, and (vi) overall calculation and disclosure of the ACL.
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
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, particularly those loans in industry sectors that are affected by the COVID-19 pandemic, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2021 that provides additional evidence about conditions that existed at the balance sheet date.
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
February 28, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and our report dated February 28, 2022, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC Topic 326, Financial Instruments- Credit Losses, effective January 1, 2020.

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
February 28, 2022

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Cash and due from banks	$35,238	$78,090
Interest earning deposits	482,794	615,264
Cash and cash equivalents	518,032	693,354
Investment securities, at fair value	3,817,150	1,210,285
Loans held for sale (includes $15,747 and $5,509, respectively, at fair value)	16,254	79,086
Loans receivable, mortgage warehouse, at fair value	2,284,325	3,616,432
Loans receivable, PPP	3,250,008	4,561,365
Loans and leases receivable	9,018,298	7,575,368
Allowance for credit losses on loans and leases	(137,804)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	15,608,989
FHLB, Federal Reserve Bank, and other restricted stock	64,584	71,368
Accrued interest receivable	92,239	80,412
Bank premises and equipment, net	8,890	11,225
Bank-owned life insurance	333,705	280,067
Goodwill and other intangibles	3,736	3,969
Other assets	305,611	338,438
Assets of discontinued operations	—	62,055
Total assets	$19,575,028	$18,439,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,459,790	$2,356,998
Interest bearing	12,318,134	8,952,931
Total deposits	16,777,924	11,309,929
Federal funds purchased	75,000	250,000
FHLB advances	700,000	850,000
Other borrowings	223,086	124,037
Subordinated debt	181,673	181,394
FRB PPP Liquidity Facility	—	4,415,016
Accrued interest payable and other liabilities	251,128	152,082
Liabilities of discontinued operations	—	39,704
Total liabilities	18,208,811	17,322,162
Commitments and contingencies (NOTE 22)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 and 9,000,000 shares issued as of December 31, 2021 and 2020; 5,700,000 and 9,000,000 shares outstanding as of December 31, 2021 and 2020	137,794	217,471
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 34,721,675 and 32,985,707 shares issued as of December 31, 2021 and 2020; 32,913,267 and 31,705,088 shares outstanding as of December 31, 2021 and 2020	34,722	32,986
Additional paid in capital	542,391	455,592
Retained earnings	705,732	438,581
Accumulated other comprehensive income (loss), net	(4,980)	(5,764)
Treasury stock, at cost (1,808,408 and 1,280,619 shares as of December 31, 2021 and 2020)	(49,442)	(21,780)
Total shareholders’ equity	1,366,217	1,117,086
Total liabilities and shareholders’ equity	$19,575,028	$18,439,248
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest income:
Loans and leases	$736,822	$512,048	$431,491
Investment securities	40,413	24,206	23,713
Other	3,649	7,050	8,535
Total interest income	780,884	543,304	463,739
Interest expense:
Deposits	62,641	92,045	141,464
FHLB advances	6,211	21,637	26,519
Subordinated debt	10,755	10,755	6,983
FRB PPP liquidity facility, federal funds purchased and other borrowings	16,203	15,179	11,463
Total interest expense	95,810	139,616	186,429
Net interest income	685,074	403,688	277,310
Provision for credit losses on loans and leases	27,426	62,774	24,227
Net interest income after provision for credit losses on loans and leases	657,648	340,914	253,083
Non-interest income:
Interchange and card revenue	336	646	781
Deposit fees	3,774	2,526	1,742
Commercial lease income	21,107	18,139	12,051
Bank-owned life insurance	8,416	7,009	7,272
Mortgage warehouse transactional fees	12,874	11,535	7,128
Gain (loss) on sale of SBA and other loans	11,327	2,009	2,770
Loan fees	7,527	5,652	5,021
Mortgage banking income	1,536	1,693	66
Loss upon acquisition of interest-only GNMA securities	—	—	(7,476)
Gain (loss) on sale of investment securities	31,392	20,078	1,001
Unrealized gain (loss) on investment securities	2,720	1,447	1,299
Loss on sale of foreign subsidiaries	(2,840)	—	—
Unrealized gain (loss) on derivatives	3,208	(3,951)	3,162
Loss on cash flow hedge derivative terminations	(24,467)	—	—
Other	957	(2,965)	467
Total non-interest income	77,867	63,818	35,284
Non-interest expense:
Salaries and employee benefits	108,202	94,067	80,122
Technology, communication and bank operations	83,544	50,668	45,063
Professional services	26,688	13,557	10,634
Occupancy	12,143	11,362	11,307
Commercial lease depreciation	17,824	14,715	9,473
FDIC assessments, non-income taxes, and regulatory fees	10,061	11,661	5,807
Loan servicing	10,763	3,431	1,245
Advertising and promotion	1,520	1,796	2,690
Merger and acquisition related expenses	418	1,367	—
Loan workout	265	3,143	1,687
Deposit relationship adjustment fees	6,216	—	—
Other	16,663	9,209	12,560
Total non-interest expense	294,307	214,976	180,588
Income before income tax expense	441,208	189,756	107,779
Income tax expense	86,940	46,717	26,392
Net income from continuing operations	$354,268	$143,039	$81,387

		(continued)

	For the Years Ended December 31,
	2021	2020	2019
Loss from discontinued operations before income tax expense (benefit)	$(20,354)	$(13,798)	$(5,659)
Income tax expense (benefit) from discontinued operations	19,267	(3,337)	(3,599)
Net loss from discontinued operations	(39,621)	(10,461)	(2,060)
Net income	314,647	132,578	79,327
Preferred stock dividends	11,693	14,041	14,459
Loss on redemption of preferred stock	2,820	—	—
Net income available to common shareholders	$300,134	$118,537	$64,868
Basic earnings per common share from continuing operations	$10.51	$4.09	$2.15
Basic earnings per common share	$9.29	$3.76	$2.08
Diluted earnings per common share from continuing operations	$10.08	$4.07	$2.12
Diluted earnings per common share	$8.91	$3.74	$2.05
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$314,647	$132,578	$79,327
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(6,841)	32,273	49,688
Income tax effect	1,779	(8,390)	(12,919)
Reclassification adjustments for (gains) losses included in net income	(31,392)	(20,078)	(1,001)
Income tax effect	8,162	5,220	260
Net unrealized gains (losses) on available for sale debt securities	(28,292)	9,025	36,028
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	12,321	(31,772)	(21,157)
Income tax effect	(3,204)	8,545	5,501
Reclassification adjustment for (gains) losses included in net income	26,972	13,092	1,407
Income tax effect	(7,013)	(3,404)	(366)
Net unrealized gains (losses) on cash flow hedges	29,076	(13,539)	(14,615)
Other comprehensive income (loss), net of income tax effect	784	(4,514)	21,413
Comprehensive income (loss)	$315,431	$128,064	$100,740
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	9,000,000	$217,471	31,003,028	$32,252	$434,314	$316,651	$(22,663)	$(21,209)	$956,816
Net income	—	—	—	—	—	79,327	—	—	79,327
Other comprehensive income (loss)	—	—	—	—	—	—	21,413	—	21,413
Preferred stock dividends(1)	—	—	—	—	—	(14,459)	—	—	(14,459)
Share-based compensation expense	—	—	—	—	8,898	—	—	—	8,898
Issuance of common stock under share-based-compensation arrangements	—	—	364,922	365	1,006	—	—	—	1,371
Repurchase of common shares	—	—	(31,159)	—	—	—	—	(571)	(571)
Balance, December 31, 2019	9,000,000	217,471	31,336,791	32,617	444,218	381,519	(1,250)	(21,780)	1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	132,578	—	—	132,578
Other comprehensive income (loss)	—	—	—	—	—	—	(4,514)	—	(4,514)
Preferred stock dividends(1)	—	—	—	—	—	(14,041)	—	—	(14,041)
Share-based compensation expense	—	—	—	—	12,049	—	—	—	12,049
Issuance of common stock under share-based-compensation arrangements	—	—	368,297	369	(675)	—	—	—	(306)
Balance, December 31, 2020	9,000,000	217,471	31,705,088	32,986	455,592	438,581	(5,764)	(21,780)	1,117,086
Net income	—	—	—	—	—	314,647	—	—	314,647
Other comprehensive income (loss)	—	—	—	—	—	—	784	—	784
Preferred stock dividends(1)	—	—	—	—	—	(11,693)	—	—	(11,693)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Sale of non-controlling interest in BMT (3)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (4)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (5)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	13,860	—	—	—	13,860
Issuance of common stock under share-based-compensation arrangements	—	—	1,735,968	1,736	21,454	—	—	—	23,190
Repurchase of common shares	—	—	(527,789)	—	—	—	—	(27,662)	(27,662)
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
(1)Dividends per share of $1.041346, $1.075982, $1.474384, and $1.50 were declared on Series C, D, E, and F preferred stock for the year ended December 31, 2021. Dividends per share of $1.58, $1.63, $1.61, and $1.50 were declared on Series C, D, E, and F preferred stock for the years ended December 31, 2020. Dividends per share of $1.75, $1.63, $1.61, and $1.50 were declared on Series C, D, E, and F preferred stock for the year ended December 31, 2019.
(2)Refer to NOTE 13 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income from continuing operations	$354,268	$143,039	$81,387
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision for credit losses on loans and leases	27,426	62,774	24,227
Depreciation and amortization	21,667	18,514	13,608
Share-based compensation expense	13,860	12,883	9,851
Deferred taxes	17,754	(15,852)	9,640
Net amortization (accretion) of investment securities premiums and discounts	1,884	(443)	1,016
Unrealized (gain) loss on investment securities	(2,720)	(1,447)	(1,299)
(Gain) loss on sale of investment securities	(31,392)	(20,078)	(1,001)
Loss on sale of foreign subsidiaries	2,840	—	—
Unrealized (gain) loss on derivatives	(3,208)	3,951	(3,162)
Loss on cash flow hedge derivative terminations	24,467	—	—
Settlement of terminated cash flow hedge derivatives	(27,156)	—	—
Loss upon acquisition of interest-only GNMA securities	—	—	7,476
Fair value adjustment on loans held for sale	(1,115)	2,565	—
(Gain) loss on sale of loans	(12,855)	(3,558)	(2,804)
Origination of loans held for sale	(73,952)	(74,828)	(48,044)
Proceeds from the sale of loans held for sale	65,241	72,999	47,455
Amortization (accretion) of loan net deferred fees, discounts and premiums	(222,693)	(2,381)	893
Earnings on investment in bank-owned life insurance	(8,416)	(7,009)	(7,272)
(Increase) decrease in accrued interest receivable and other assets	46,655	(108,147)	(63,104)
Increase (decrease) in accrued interest payable and other liabilities	102,985	50,436	(27,578)
Net Cash Provided by (Used in) Continuing Operating Activities	295,540	133,418	41,289
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments on investment securities	317,046	236,101	38,709
Proceeds from sales of foreign subsidiaries	3,765	—	—
Proceeds from sales of investment securities available for sale	689,856	387,810	97,555
Purchases of investment securities available for sale	(3,626,377)	(1,201,913)	—
Origination of mortgage warehouse loans	(55,034,537)	(60,948,107)	(31,782,542)
Proceeds from repayments of mortgage warehouse loans	56,365,692	59,582,277	30,900,905
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	1,652,994	(4,220,617)	239,018
Proceeds from sale of loans and leases	398,015	26,362	273,388
Purchase of loans	(1,907,222)	(270,959)	(1,167,417)
Purchases of bank-owned life insurance	(46,462)	—	—
Proceeds from bank-owned life insurance	1,999	—	—
Net proceeds from sales of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	6,784	12,846	5,471
Purchases of bank premises and equipment	(613)	(4,668)	(1,519)
Proceeds from sales of other real estate owned	45	97	735
Proceeds from sales of leased assets under lessor operating leases	10,092	—	—
Purchases of leased assets under lessor operating leases	(32,338)	(24,124)	(48,552)
Net Cash Provided by (Used in) Continuing Investing Activities	(1,201,261)	(6,424,895)	(1,444,249)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,467,995	2,660,993	1,506,700
Net increase (decrease) in short-term borrowed funds from the FHLB	(150,000)	—	(748,070)
Net increase (decrease) in federal funds purchased	(175,000)	(288,000)	351,000
Net increase (decrease) in borrowed funds from PPP Liquidity Facility	(4,415,016)	4,415,016	—
Proceeds from long-term borrowed funds from the FHLB	—	—	350,000
Proceeds from issuance of subordinated long-term debt	—	—	72,030
Proceeds from issuance of other long-term borrowings	98,799	—	24,477
Repayments of other borrowings	—	—	(25,000)
Redemption of preferred stock	(82,497)	—	—
Preferred stock dividends paid	(10,833)	(14,076)	(14,459)
Purchases of treasury stock	(27,662)	—	(571)
Payments of employee taxes withheld from share-based awards	(5,568)	(2,063)	(1,732)
Proceeds from issuance of common stock	27,762	923	2,150
Proceeds from sale of non-controlling interest in BMT	26,795	—	—
Net Cash Provided by (Used in) Continuing Financing Activities	754,775	6,772,793	1,516,525
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$(150,946)	$481,316	$113,565

		(continued)

	For the Years Ended December 31,
	2021	2020	2019
Discontinued Operations:
Net cash (used in) provided by operating activities	$(24,376)	$18,605	$36,991
Net cash used in investing activities	—	(72)	(186)
Net cash provided by financing activities	—	(19,000)	—
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	(24,376)	(467)	36,805
Net Increase (Decrease) in Cash and Cash Equivalents	(175,322)	480,849	150,370
Cash and Cash Equivalents – Beginning Balance	693,354	212,505	62,135
Cash and Cash Equivalents – Ending Balance	$518,032	$693,354	$212,505

Supplementary Cash Flow Information:
Interest paid	$107,916	$131,363	$182,596
Income taxes paid	94,093	3,253	7,410
Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$31	$291
Distribution of investment in BM Technologies common stock	32,983	—	—
Transfer of loans held for investment to held for sale	—	74,050	499,774
Transfer of loans held for sale to held for investment	55,684	—	—
Transfer of multi-family loans held for sale to held for investment	—	401,144	—
Unsettled purchases of investment securities	—	2,244	—
Acquisition of interest-only GNMA securities securing a mortgage warehouse loan	—	—	17,157
Acquisition of residential reverse mortgage loans securing a mortgage warehouse loan	—	—	1,325

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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
On January 4, 2021, Customers Bancorp completed the previously announced divestiture of BankMobile Technologies, Inc. ("BMT"), the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of Megalith Financial Acquisition Corp. ("MFAC"), pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company of Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's historical financial results for periods prior to the divestiture are reflected in Customers’ consolidated financial statements as discontinued operations. The assets and liabilities of BMT have been presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet at December 31, 2020. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. See NOTE 3 – DISCONTINUED OPERATIONS for additional information.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities. Customers Bancorp has made certain equity investments through its wholly owned subsidiaries CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which were sold in June 2021. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.
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
The purpose of consolidated financial statements is to present the results of operations and the financial position of Customers and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entity ("VOE") in which Customers has a controlling financial interest and any variable interest entity ("VIE") for which Customers is deemed to be the primary beneficiary. Customers generally consolidates its VOEs if Customers, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights. Customers is also involved with various entities in the normal course of its business that are deemed to be VIEs. Customers evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it is deemed to be the primary beneficiary. Customers is deemed to be the primary beneficiary if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.
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
Restrictions on Cash and Amounts due from Banks
The Bank is usually required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank. Because of the COVID-19 pandemic, the Federal Reserve temporarily waived this requirement beginning in 2020. Customers Bank generally maintains balances in excess of the required levels at the Federal Reserve Bank. At December 31, 2021 and 2020, these required reserve balances were zero.
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
Investment Securities
Customers purchases securities, largely agency-guaranteed mortgage-backed securities, agency-guaranteed and private label collateralized mortgage obligations, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities and corporate notes, to effectively utilize cash and capital, maintain liquidity and to generate earnings. Security transactions are recorded as of the trade date. Debt securities are classified at the time of acquisition as available-for-sale ("AFS"), held-to-maturity ("HTM") or trading, and their classification determines the accounting as follows:
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

Changes in the ACL on AFS securities are recorded as provision, or reversal of provision for credit losses on AFS securities in other non-interest income within the consolidated income statement. Losses are charged against the ACL on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities totaled $11.0 million and $4.2 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of credit losses.
Interest-only GNMA securities: On June 28, 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction, as further described in NOTE 6 – INVESTMENT SECURITIES. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities, with changes in fair value reported as unrealized gain (loss) on investment securities within non-interest income. These securities were sold for $15.4 million with a realized gain of $1.0 million during the year ended December 31, 2020.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. ACL on HTM securities is a contra-asset valuation account, calculated in accordance with the Accounting Standards Codification ("ASC") 326, Financial Instruments - Credit Losses ("ASC 326"), that is deducted from the amortized cost basis of HTM securities to present management's best estimate of the net amount expected to be collected. HTM securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the ACL will be reported in the income statement as a component of provision, or reversal of provision for credit losses on HTM securities in other non-interest income within the consolidated income statement. The expected credit losses on HTM securities are determined on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. There were no securities classified as HTM as of December 31, 2021 and 2020.
Equity securities: Equity securities with a readily determinable fair value are carried at their fair value, with changes in fair value reported in other non-interest income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan and on whether the loan was credit deteriorated at the date of acquisition. The Bank accounts for loans based on the following categories:
•Loans held for sale,
•Loans at fair value,
•Loans receivable, and
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
As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held-for-sale portfolio at the lower of amortized cost or fair value. Any subsequent lower of cost or fair value adjustments are recognized as a charge recognized in non-interest income. If it is determined that a loan should be transferred from held for sale to held for investment, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to interest income over the life of the loan using the effective interest method.

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
Loans Receivable - Mortgage Warehouse, at Fair Value
Certain mortgage warehouse lending transactions subject to master repurchase agreements are reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans and receives proceeds directly from third party investors when the loans are sold into the secondary market. Commercial mortgage warehouse loans are classified as held for investment and presented as "Loans receivable, mortgage warehouse, at fair value" on the consolidated balance sheets. An ACL is not maintained on commercial mortgage warehouse loans reported at fair value.
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
Customers, as applicable, also qualitatively adjusts the model results for any uncertainty related to the economic forecasts used in the modeled credit loss estimates using multiple alternative scenarios other than the forecasted baseline scenario to arrive at a scenario or a composite scenario supporting the period-end ACL balance. This approach utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios. Customers has elected to not estimate an ACL on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for non-accruals loans or leases in a timely manner. Accrued interest receivable is presented as a separate financial statement line item in the consolidated balance sheet.
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

Credit Quality Factors
Commercial and industrial, multi-family, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing loans, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.
Allowance for Credit Losses on Lending-Related Commitments
Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Please refer to NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK for additional information regarding Customers' ACL on lending related commitments.
Individually Assessed Loans and Leases
ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Customers, loans and leases which are identified to be individually assessed include troubled debt restructurings and collateral dependent loans. Factors considered by management in its assessment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For commercial and construction loans, the ACL is generally determined using the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to liquidate the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of Customers' collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using comparable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using comparable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
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
The CARES Act, as amended, and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. Please refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information about COVID-19 related loan modifications.
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
As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance, indicative deal values and other trends specific to the banking and financial technology industries. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2021 and 2020, goodwill and other intangible assets totaled $3.7 million and $4.0 million, respectively.
FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the FRB and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2021 and 2020, was $64.6 million and $71.4 million, respectively, which included $35.8 million and $46.1 million, respectively, of FHLB stock.
Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation allowance. Increases in the fair value of the real estate properties net of estimated selling costs will reverse the valuation allowance but only up to the cost basis which was established at the initial measurement date. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.
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
Lessee Operating Leases
A right-of-use ("ROU") asset and corresponding lease liability is recognized at the lease commencement date when Customers is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or Customers’ incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy expense within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. See NOTE 9 – LEASES for additional information.
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
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. See NOTE 16 – INCOME TAXES for additional information.
Share-Based Compensation
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

In 2014, the shareholders of Customers Bancorp approved an Employee Stock Purchase Plan ("ESPP"). Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. See NOTE 15 – SHARE-BASED COMPENSATION for additional information.
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
Segment Information
Customers' chief operating decision makers allocate resources and assess performance for a single reportable segment. Customers' products and services are delivered predominately to commercial customers in Southeastern and Central Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., Illinois, Texas, Florida, North Carolina and other states through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies and SBA loans to small businesses. Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide through relationships with fintech companies.
Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and the related hedged items and (iii) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest-rate swaps as cash flow hedges. The effective portion of changes in the fair value of financial derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivatives is also recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to financial derivatives will be reclassified to interest expense as interest payments are made on Customers' variable-rate debt. As of December 31, 2021, Customers had no financial derivatives designated in qualifying cash flow hedge relationship as they were either terminated or matured during the 2021. As of December 31, 2020, Customers had five financial derivatives designated in qualifying cash flow hedge relationships with a notional aggregate balance of $1.1 billion.
In November 2020, Customers entered into 24 pay-fixed, receive variable interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges of certain AFS debt securities. The Company is exposed to changes in the fair value of certain of its fixed rate AFS debt securities due to changes in the benchmark interest rate. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Federal Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. At December 31, 2021 and 2020, Customers had an outstanding notional balance of interest rate derivatives designated as fair value hedges of $80.5 million and $272.3 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings. At December 31, 2021 and 2020, Customers had an outstanding notional balance of credit derivatives of $129.9 million and $177.2million, respectively.
In accordance with the Financial Accounting Standards Board's ("FASB") fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on AFS debt securities arising during the period and reclassification adjustments for realized gains and losses on AFS debt securities included in net income. Other comprehensive income (loss) also includes the effective and ineffective portion of changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
Accounting for PPP Loans
In April 2020, Customers began to originate loans to qualified small businesses under the PPP administered by the SBA. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provides $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The second round of PPP loans have the same general loan terms as the first round, and a processing fee of up to $2,500 per loan of less than $50,000, and 1% to 3% for loans greater than $50,000. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. As PPP is newly created, Customers does not have historical prepayment data to accurately estimate principal prepayments and therefore has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these loans are 100% guaranteed by the SBA. See NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
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
Customers adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases, and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2019 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Customers recorded a net decrease to retained earnings of $61.5 million, net of deferred taxes of $21.5 million, and increases to allowance for credit losses on loans and leases of $79.8 million and lending-related commitments of $3.4 million, as of January 1, 2020 for the cumulative effect of adopting ASC 326. Customers adopted ASC 326 using the prospective transition approach for PCD financial assets that were previously classified as purchased credit-impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the ACL on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020.

Other Accounting Standards Adopted in 2020 and 2021
During 2020, Customers adopted the following FASB Accounting Standards Updates ("ASUs"), none of which had a material impact to Customers’ consolidated financial statements:

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
• As of December 31, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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
• As of December 31, 2021, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards adopted on January 1, 2022

Standard	Summary of guidance	Effects on Financial Statements
ASU 2020-06,
Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

Issued August 2020

• Provides for simplified accounting for convertible debt instruments by eliminating separation models in ASC 470-20 for convertible debt instruments with a cash conversion feature, or another beneficial conversion feature.
• Removes the requirements to consider whether a contract would be settled in registered shares, to consider whether collateral is required to be posted and to assess shareholders rights upon conversion..
• Effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

• Customers adopted this guidance on January 1, 2022.
• The adoption of this guidance did not have any impact on Customers' financial condition, results of operations and consolidated financial statements.

ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments Issued July 2021
• Provides updates for accounting for leases with variable lease payments under ASC 842.
• Allows for variable lease payments which are 1) not driven by a reference rate and 2) not dependent upon an estimate to be included within consideration or the investment in a lease at the inception of a sales-type or direct financing lease.
• Effective for fiscal years beginning after December
15, 2021 and interim periods within those fiscal years. Early adoption is permitted.

• Customers adopted this guidance on January 1, 2022.
• The adoption of this guidance did not have any impact on Customers' financial condition, results of operations and consolidated financial statements.

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

	Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Discontinued operations:
Non-interest income	$—	$66,271	$73,079
Non-interest expense	20,354	80,069	78,738
Loss from discontinued operations before income tax expense (benefit)	(20,354)	(13,798)	(5,659)
Income tax expense (benefit)	19,267	(3,337)	(3,599)
Net loss from discontinued operations	$(39,621)	$(10,461)	$(2,060)

The assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2020 were as follows:

(amounts in thousands)	December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,989
Premises and equipment, net	401
Goodwill and other intangibles	10,329
Other assets	48,336
Total assets of discontinued operations	$62,055

Carrying amounts of liabilities included as part of discontinued operations:
Borrowings from Customers Bank	$21,000
Accrued interest payable and other liabilities	18,704
Total liabilities of discontinued operations	$39,704
In connection with the divestiture, Customers has also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the year ended December 31, 2021.
NOTE 4 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2021	2020	2019
Net income from continuing operations available to common shareholders	$339,755	$128,998	$66,928
Net loss from discontinued operations	(39,621)	(10,461)	(2,060)
Net income available to common shareholders	$300,134	$118,537	$64,868

Weighted-average number of common shares outstanding – basic	32,312,262	31,506,699	31,183,841
Share-based compensation plans	1,385,285	221,085	462,375
Weighted-average number of common shares – diluted	33,697,547	31,727,784	31,646,216

Basic earnings (loss) per common share from continuing operations	$10.51	$4.09	$2.15
Basic earnings (loss) per common share from discontinued operations	(1.22)	(0.33)	(0.07)
Basic earnings (loss) per common share	9.29	3.76	2.08

Diluted earnings (loss) per common share from continuing operations	$10.08	$4.07	$2.12
Diluted earnings (loss) per share from discontinued operations	(1.17)	(0.33)	(0.07)
Diluted earnings (loss) per share	8.91	3.74	2.05

The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2021	2020	2019
Anti-dilutive securities:
Share-based compensation awards	567,443	828,835	2,172,157

NOTE 5 - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021 and 2020. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance, December 31, 2019	$14,287	$(15,537)	$(1,250)
Current period:
Unrealized gains (losses) arising during period, before tax	32,273	(31,772)	501
Income tax effect	(8,390)	8,545	155
Other comprehensive income (loss) before reclassifications	23,883	(23,227)	656
Reclassification adjustments for losses (gains) included in net income, before tax	(20,078)	13,092	(6,986)
Income tax effect	5,220	(3,404)	1,816
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(14,858)	9,688	(5,170)
Net current-period other comprehensive income (loss)	9,025	(13,539)	(4,514)
Balance, December 31, 2020	23,312	(29,076)	(5,764)
Current period:
Unrealized gains (losses) arising during period, before tax	(6,841)	12,321	5,480
Income tax effect	1,779	(3,204)	(1,425)
Other comprehensive income (loss) before reclassifications	(5,062)	9,117	4,055
Reclassification adjustments for losses (gains) included in net income, before tax	(31,392)	26,972	(4,420)
Income, tax effect	8,162	(7,013)	1,149
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(23,230)	19,959	(3,271)
Net current-period other comprehensive income (loss)	(28,292)	29,076	784
Balance, December 31, 2021	$(4,980)	$—	$(4,980)
(1)Reclassification amounts for AFS debt securities are reported as gain or loss on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income. See NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information on derivatives designated as cash flow hedges terminated during the year ended December 31, 2021.

NOTE 6 – INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$297,291	$253	$(119)	$297,425
Agency-guaranteed residential mortgage-backed securities	9,865	—	(312)	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	—	(10)	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	154	(2,315)	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	53	(3,877)	238,844
Collateralized loan obligations	1,067,770	247	(1,215)	1,066,802
Commercial mortgage-backed securities	149,054	53	(180)	148,927
Corporate notes (2)	575,273	6,334	(1,561)	580,046
Private label collateralized mortgage obligations	1,248,142	333	(6,010)	1,242,465
State and political subdivision debt securities (3)	8,535	—	(104)	8,431
Available for sale debt securities	$3,799,851	$7,427	$(15,703)	3,791,575
Equity securities (4)				25,575
Total investment securities, at fair value				$3,817,150

	December 31, 2020 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$372,640	$4,515	$(10)	$377,145
U.S. government agencies securities	20,000	34	—	20,034
Agency-guaranteed residential mortgage-backed securities	61,178	1,913	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	139,985	916	(60)	140,841
Agency-guaranteed commercial collateralized mortgage obligations	20,965	—	(39)	20,926
Collateralized loan obligations	32,367	—	—	32,367
Corporate notes (2)	372,764	24,144	(164)	396,744
Private label collateralized mortgage obligations	136,943	423	(374)	136,992
State and political subdivision debt securities (3)	17,346	945	—	18,291
Available for sale debt securities	$1,174,188	$32,890	$(647)	1,206,431
Equity securities (4)				3,854
Total investment securities, at fair value				$1,210,285
(1)Accrued interest on AFS debt securities totaled $11.0 million and $4.2 million at December 31, 2021 and 2020, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes corporate securities issued by domestic bank holding companies.
(3)Includes both taxable and non-taxable municipal securities.
(4)Includes perpetual preferred stock issued by domestic banks and bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and the CRA-qualified mutual fund shares at December 31, 2021 and equity securities issued by a foreign entity at December 31, 2020. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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
During the year ended December 31, 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the years ended December 31, 2021 and 2020, Customers recognized unrealized gains of $2.7 million on these equity securities prior to the sale of foreign subsidiaries and $1.4 million, respectively. During the year ended December 31, 2019, Customers recognized unrealized gains of $1.3 million on its interest-only GNMA securities and equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
Customers' transactions with unconsolidated VIEs include sales of consumer installment loans and investments in the securities issued by the VIEs. Customers is not the primary beneficiary of the VIEs because Customers has no right to make decisions that will most significantly affect the economic performance of the VIEs. Customers' continuing involvement with the unconsolidated VIEs is not significant. Customers' continuing involvement is not considered to be significant where Customers only invests in securities issued by the VIE and was not involved in the design of the VIE or where Customers has transferred financial assets to the VIE for only cash consideration. Customers' investments in the securities issued by the VIEs are classified as AFS debt securities on the consolidated balance sheets, and represent Customers' maximum exposure to loss.
Proceeds from the sale of AFS debt securities were $689.9 million, $387.8 million and $97.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Realized gains from the sale of AFS debt securities were $31.4 million, $20.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These gains were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2021
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,962	$5,008
Due after one year through five years	358,429	358,774
Due after five years through ten years	220,417	224,695
Asset-backed securities	297,291	297,425
Collateralized loan obligations	1,067,770	1,066,802
Commercial mortgage-backed securities	149,054	148,927
Agency-guaranteed residential mortgage-backed securities	9,865	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	238,844
Private label collateralized mortgage obligations	1,248,142	1,242,465
Total debt securities	$3,799,851	$3,791,575

Gross unrealized losses and fair value of Customers' AFS debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 were as follows:

	December 31, 2021
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$54,753	$(119)	$—	$—	$54,753	$(119)
Agency-guaranteed residential mortgage-backed securities	9,554	(312)	—	—	9,554	(312)
Agency-guaranteed commercial mortgage-backed securities	2,152	(10)	—	—	2,152	(10)
Agency-guaranteed residential collateralized mortgage obligations	173,492	(2,315)	—	—	173,492	(2,315)
Agency-guaranteed commercial collateralized mortgage obligations	118,334	(3,877)	—	—	118,334	(3,877)
Collateralized loan obligations	715,250	(1,215)	—	—	715,250	(1,215)
Commercial mortgage-backed securities	122,597	(180)	—	—	122,597	(180)
Corporate notes	188,100	(1,561)			188,100	(1,561)
Private label collateralized mortgage obligations	632,091	(5,874)	6,818	(136)	638,909	(6,010)
State and political subdivision debt securities	8,430	(104)	—	—	8,430	(104)
Total	$2,024,753	$(15,567)	$6,818	$(136)	$2,031,571	$(15,703)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$42,588	$(10)	$—	$—	$42,588	$(10)
Agency-guaranteed residential collateralized mortgage obligations	8,896	(60)	—	—	8,896	(60)
Agency-guaranteed commercial collateralized mortgage obligations	20,926	(39)	—	—	20,926	(39)
Corporate notes	50,620	(164)	—	—	50,620	(164)
Private label collateralized mortgage obligations	12,549	(374)	—	—	12,549	(374)
Total	$135,579	$(647)	$—	$—	$135,579	$(647)
At December 31, 2021, there were 115 AFS debt securities with unrealized losses in the less-than-twelve-months category and two AFS debt securities with unrealized losses in the twelve-months-or-more category. The unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value. Substantially all amounts related to these securities are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 117 securities, and it is not more likely than not that Customers will be required to sell any of the 117 securities before recovery of the amortized cost basis. At December 31, 2020, there were 16 AFS debt securities in an unrealized loss position.
At December 31, 2021 and 2020, Customers Bank had pledged investment securities aggregating $11.3 million and $18.8 million in fair value, primarily as collateral against an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At December 31, 2021 and 2020, no securities holdings of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2021 and 2020 was as follows:

	December 31,
(amounts in thousands)	2021	2020
Commercial loans:
Commercial and industrial loans, at lower of cost or fair value	$—	$55,683
Commercial real estate non-owner occupied loans, at lower of cost or fair value	—	17,251
Total commercial loans held for sale	—	72,934
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	643
Residential mortgage loans, at fair value	15,747	5,509
Total consumer loans held for sale	16,254	6,152
Loans held for sale	$16,254	$79,086
Total loans held for sale as of December 31, 2021 and 2020 included non-performing loans ("NPLs") of $0.5 million and $18.5 million, respectively.
NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of December 31, 2021 and 2020:

	December 31,
(amounts in thousands)	2021	2020
Loans receivable, mortgage warehouse, at fair value	$2,284,325	$3,616,432
Loans receivable, PPP	3,250,008	4,561,365
Loans receivable:
Commercial:
Multi-family	1,486,308	1,761,301
Commercial and industrial (1)	3,424,783	2,289,441
Commercial real estate owner occupied	654,922	572,338
Commercial real estate non-owner occupied	1,121,238	1,196,564
Construction	198,981	140,905
Total commercial loans and leases receivable	6,886,232	5,960,549
Consumer:
Residential real estate	334,730	317,170
Manufactured housing	52,861	62,243
Installment	1,744,475	1,235,406
Total consumer loans receivable	2,132,066	1,614,819
Loans and leases receivable	9,018,298	7,575,368
Allowance for credit losses on loans and leases	(137,804)	(144,176)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,414,827	$15,608,989
(1)Includes direct finance equipment leases of $146.5 million and $108.0 million at December 31, 2021 and 2020, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(52.0) million and $(54.6) million at December 31, 2021 and 2020, respectively.

Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $81.6 million and $76.6 million at December 31, 2021 and 2020, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2021 and 2020, there were $38.9 million and $59.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
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
At December 31, 2021 and 2020, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP:
On March 27, 2020, the CARES Act was signed into law and created funding for a new product called the PPP. The PPP is administered by the SBA and is intended to assist organizations with payroll related expenses. Customers had $3.3 billion and $4.6 billion of PPP loans outstanding as of December 31, 2021 and 2020, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $279.2 million and $65.5 million for the years ended December 31, 2021 and 2020, respectively.
PPP loans include an embedded credit enhancement guarantee from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans and leases receivable:
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2021 and 2020:

	December 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$1,682	$2,707	$18,235	$22,624	$1,463,684	$1,486,308
Commercial and industrial	2,093	95	5,929	8,117	3,416,666	3,424,783
Commercial real estate owner occupied	287	—	1,304	1,591	653,331	654,922
Commercial real estate non-owner occupied	—	—	2,815	2,815	1,118,423	1,121,238
Construction	—	—	—	—	198,981	198,981
Residential real estate	4,655	789	4,390	9,834	324,896	334,730
Manufactured housing	2,308	768	4,949	8,025	44,836	52,861
Installment	7,349	4,295	3,783	15,427	1,729,048	1,744,475
Total	$18,374	$8,654	$41,405	$68,433	$8,949,865	$9,018,298

	December 31, 2020
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$4,193	$5,224	$14,907	$24,324	$1,736,977	$1,761,301
Commercial and industrial	2,257	1,274	3,079	6,610	2,282,831	2,289,441
Commercial real estate owner occupied	864	1,324	2,370	4,558	567,780	572,338
Commercial real estate non-owner occupied	—	60	2,356	2,416	1,194,148	1,196,564
Construction	—	—	—	—	140,905	140,905
Residential real estate	6,640	1,827	1,856	10,323	306,847	317,170
Manufactured housing	1,518	673	1,951	4,142	58,101	62,243
Installment	6,161	3,430	81	9,672	1,225,734	1,235,406
Total	$21,633	$13,812	$26,600	$62,045	$7,513,323	$7,575,368
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. PPP loans of $4.6 billion were all current as of December 31, 2020. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(3)Includes PCD loans of $9.9 million and $13.4 million at December 31, 2021 and 2020, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	December 31, 2021 (1)			December 31, 2020 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$22,654	$—	$22,654	$18,800	$2,928	$21,728
Commercial and industrial	5,837	259	6,096	6,384	2,069	8,453
Commercial real estate owner occupied	2,475	—	2,475	3,411	—	3,411
Commercial real estate non-owner occupied	2,815	—	2,815	2,356	—	2,356
Residential real estate	7,727	—	7,727	9,911	—	9,911
Manufactured housing	—	3,563	3,563	—	2,969	2,969
Installment	—	3,783	3,783	—	3,211	3,211
Total	$41,508	$7,605	$49,113	$40,862	$11,177	$52,039
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2021 and 2020. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the years ended December 31, 2021 and 2020.
Allowance for credit losses on loans and leases
The changes in the ACL for the years ended December 31, 2021 and 2020, and the loans and leases and ACL by loan and lease type are presented in the tables below. ACL as of December 31, 2021 and 2020 is calculated in accordance with the CECL methodology as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

Twelve months ended December 31, 2021	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(1,550)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries	—	1,102	500	84	125	54	—	4,718	6,583
Provision (benefit) for credit losses on loans and leases	(7,011)	911	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804

Twelve months ended December 31, 2020	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2019	$6,157	$15,556	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	2,171	759	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	—	(3,158)	(78)	(25,779)	—	(60)	—	(32,661)	(61,736)
Recoveries	—	3,019	28	1,293	128	86	—	2,376	6,930
Provision (benefit) for credit losses on loans and leases	4,292	(3,937)	1,554	29,777	4,579	(785)	328	26,966	62,774
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176

At December 31, 2021, the ACL was $137.8 million, a decrease of $6.4 million from the December 31, 2020 balance of $144.2 million. The decrease resulted primarily from a decrease in provision for credit losses from continuing improvement in macroeconomic forecasts since the COVID-19 pandemic began in early 2020, partially offset by increases in provision for credit losses and net charge-offs, mostly attributed to the consumer installment loan portfolio growth. At December 31, 2020, the ACL was $144.2 million, an increase of $8.0 million from the January 1, 2020 balance of $136.2 million. The increase resulted primarily from the impact of reserve build for the COVID-19 pandemic including the change in macroeconomic forecasts and portfolio growth mainly in the consumer installment portfolio, partially offset by an increase in net charge-offs, mostly attributed to the commercial real estate non-owner occupied and installment loan portfolios. Commercial real estate non-owner occupied charge-offs are attributable to two collateral dependent loans, which have subsequently been sold. Installment charge-offs are attributable to delinquencies and defaults of originated and purchased unsecured consumer installment loans through arrangements with fintech companies and other market place lenders.
Troubled Debt Restructurings
At December 31, 2021, 2020 and 2019, there were $16.5 million, $16.1 million and $13.3 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2021 and 2020, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2021, there were no commercial deferments related to COVID-19. At December 31, 2021, consumer deferments related to COVID-19 were $6.1 million. At December 31, 2020, commercial and consumer deferments related to COVID-19 were $202.1 million and $16.4 million, respectively.
The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2021, 2020 and 2019. There were no modifications that involved forgiveness of debt for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	6	$385	2	$514
Interest-rate reductions	17	622	35	1,479	26	923
Other (1)	185	2,875	80	1,813	—	—
Total	202	$3,497	121	$3,677	28	$1,437
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of December 31, 2021, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2021		December 31, 2020		December 31, 2019
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Installment	21	$263	15	$226	—	$—
Residential real estate	1	121	3	152	1	81
Manufactured housing	2	71	6	236	3	73
Total loans	24	$455	24	$614	4	$154
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.

Purchased Credit-Deteriorated Loans
Customers adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As of December 31, 2021 and 2020, the amortized cost basis of PCD assets amounted to $9.9 million and $13.4 million, respectively.
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
PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA. Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of December 31, 2021 and 2020.

	Term Loans Amortized Cost Basis by Origination Year
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$403,075	$133,452	$23,068	$209,070	$282,663	$316,491	$—	$—	$1,367,819
Special mention	—	—	—	9,936	18,489	28,776	—	—	57,201
Substandard	—	—	—	—	38,216	23,072	—	—	61,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$403,075	$133,452	$23,068	$219,006	$339,368	$368,339	$—	$—	$1,486,308
Commercial and industrial loans and leases:
Pass	$974,016	$337,045	$266,677	$86,691	$55,536	$89,860	$1,484,287	$—	$3,294,112
Special mention	476	1,408	3,325	4,904	36,252	92	14,662	—	61,119
Substandard	18,786	10,257	9,543	11,586	5,682	6,764	6,934	—	69,552
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$993,278	$348,710	$279,545	$103,181	$97,470	$96,716	$1,505,883	$—	$3,424,783
Commercial real estate owner occupied loans:
Pass	$213,102	$59,348	$124,626	$60,993	$58,073	$99,219	$672	$—	$616,033
Special mention	—	—	2,876	318	2,044	572	—	—	5,810
Substandard	—	—	3,750	9,682	8,824	10,823	—	—	33,079
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$213,102	$59,348	$131,252	$70,993	$68,941	$110,614	$672	$—	$654,922
Commercial real estate non-owner occupied:
Pass	$136,897	$149,898	$95,504	$66,040	$153,509	$310,435	$—	$—	$912,283
Special mention	—	21,694	11,113	9,373	43,215	20,540	—	—	105,935
Substandard	—	—	—	35,846	20,516	46,658	—	—	103,020
Doubtful	—	—	—		—	—	—	—	—
Total commercial real estate non-owner occupied loans	$136,897	$171,592	$106,617	$111,259	$217,240	$377,633	$—	$—	$1,121,238
Construction:
Pass	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Total commercial loans and leases receivable	$1,803,457	$762,301	$618,104	$509,267	$723,019	$962,716	$1,507,368	$—	$6,886,232
Residential real estate loans:
Performing	$107,854	$8,251	$21,096	$11,389	$6,707	$84,035	$87,438	$—	$326,770
Non-performing	—	—	335	1,015	669	3,587	2,354	—	7,960
Total residential real estate loans	$107,854	$8,251	$21,431	$12,404	$7,376	$87,622	$89,792	$—	$334,730
Manufactured housing loans:
Performing	$—	$—	$253	$299	$73	$47,537	$—	$—	$48,162
Non-performing	—	—	—	—	—	4,699	—	—	4,699
Total manufactured housing loans	$—	$—	$253	$299	$73	$52,236	$—	$—	$52,861
Installment loans:
Performing	$973,525	$390,788	$341,582	$31,481	$1,601	$1,016	$25	$—	$1,740,018
Non-performing	1,162	1,002	2,074	156	2	61	—	—	4,457
Total installment loans	$974,687	$391,790	$343,656	$31,637	$1,603	$1,077	$25	$—	$1,744,475
Total consumer loans	$1,082,541	$400,041	$365,340	$44,340	$9,052	$140,935	$89,817	$—	$2,132,066
Loans and leases receivable	$2,885,998	$1,162,342	$983,444	$553,607	$732,071	$1,103,651	$1,597,185	$—	$9,018,298

	Term Loans Amortized Cost Basis by Origination Year
(amounts in thousands)	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$150,835	$23,716	$299,319	$535,510	$227,296	$420,809	$—	$—	$1,657,485
Special mention	—	—	—	20,901	10,394	26,708	—	—	58,003
Substandard	—	—	—	34,197	8,256	3,360	—	—	45,813
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$150,835	$23,716	$299,319	$590,608	$245,946	$450,877	$—	$—	$1,761,301
Commercial and industrial loans and leases:
Pass	$729,270	$373,050	$141,943	$116,793	$45,367	$71,502	$717,007	$—	$2,194,932
Special mention	13,200	1,117	436	113	516	21	17,524	—	32,927
Substandard	9,968	6,890	19,065	5,901	8,318	2,722	8,718	—	61,582
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$752,438	$381,057	$161,444	$122,807	$54,201	$74,245	$743,249	$—	$2,289,441
Commercial real estate owner occupied loans:
Pass	$82,343	$168,977	$72,615	$70,642	$46,510	$91,798	$741	$—	$533,626
Special mention	—	4,464	—	9,056	—	555	—	—	14,075
Substandard	—	2,848	9,499	342	2,231	9,717	—	—	24,637
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$82,343	$176,289	$82,114	$80,040	$48,741	$102,070	$741	$—	$572,338
Commercial real estate non-owner occupied:
Pass	$143,231	$105,430	$97,882	$157,835	$155,168	$313,559	$—	$—	$973,105
Special mention	39,994	—	—	66,745	24,218	14,613	—	—	145,570
Substandard	—	—	17,741	20,611	366	39,171	—	—	77,889
Doubtful	—	—		—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$183,225	$105,430	$115,623	$245,191	$179,752	$367,343	$—	$—	$1,196,564
Construction:
Pass	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,932	$105,466	$4,954	$—	$9,700	$—	$853	$—	$140,905
Total commercial loans and leases receivable	$1,188,773	$791,958	$663,454	$1,038,646	$538,340	$994,535	$744,843	$—	$5,960,549
Residential real estate loans:
Performing	$6,708	$13,617	$6,810	$10,850	$38,143	$69,496	$161,576	$—	$307,200
Non-performing	—	—	160	785	1,350	4,395	3,280	—	9,970
Total residential real estate loans	$6,708	$13,617	$6,970	$11,635	$39,493	$73,891	$164,856	$—	$317,170
Manufactured housing loans:
Performing	$—	$295	$609	$76	$41	$56,837	$—	$—	$57,858
Non-performing	—	—	—	—	—	4,385	—	—	4,385
Total manufactured housing loans	$—	$295	$609	$76	$41	$61,222	$—	$—	$62,243
Installment loans:
Performing	$319,453	$791,235	$114,988	$4,736	$514	$1,204	$—	$—	$1,232,130
Non-performing	305	2,326	485	41	2	117	—	—	3,276
Total installment loans	$319,758	$793,561	$115,473	$4,777	$516	$1,321	$—	$—	$1,235,406
Total consumer loans	$326,466	$807,473	$123,052	$16,488	$40,050	$136,434	$164,856	$—	$1,614,819
Loans and leases receivable	$1,515,239	$1,599,431	$786,506	$1,055,134	$578,390	$1,130,969	$909,699	$—	$7,575,368

Loan Purchases and Sales
Purchases and sales of loans were as follows for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Purchases (1)
Loans receivable, PPP	$1,536,213	$—	$—
Residential real estate	92,939	495	105,858
Installment (2)	278,070	269,684	1,058,261
Total	$1,907,222	$270,179	$1,164,119
Sales (3)
Multi-family	$36,900	$—	$—
Commercial and industrial (4)	47,142	6,940	22,267
Commercial real estate owner occupied (4)	19,420	—	16,320
Commercial real estate non-owner occupied	18,366	17,600	—
Residential real estate	63,932	—	230,285
Installment	212,255	1,822	—
Total	$398,015	$26,362	$268,872
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.8%, 100.3% and 100.3% of loans outstanding for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Installment loan purchases for the year ended December 31, 2021, 2020 and 2019 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2021, 2020 and 2019, loan sales resulted in net gains of $12.9 million, $2.0 million and $2.8 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income.
(4)Primarily sales of SBA loans.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans, including PPP loans as collateral for borrowings from the FHLB and FRB in the amount of $3.7 billion and $8.5 billion at December 31, 2021 and 2020, respectively. The decrease in loans pledged as collateral primarily relates to $4.6 billion of PPP loans that were pledged to the Federal Reserve Bank of Philadelphia ("FRB") in accordance with borrowing from the PPP Liquidity Facility ("PPPLF") at December 31, 2020.
NOTE 9 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices ("LPOs"), and administrative offices, with remaining lease terms ranging between 6 months and 6 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
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

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2021	December 31, 2020
ASSETS
Operating lease ROU assets (1)	Other assets	$12,677	$16,578
LIABILITIES
Operating lease liabilities (1)	Other liabilities	$14,524	$18,005
(1) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	2021	2020	2019

Operating lease cost (1)(2)	Occupancy expenses	$4,545	$5,298	$4,725
(1) There were no variable lease costs for the years ended December 31, 2021, 2020 and 2019, and sublease income for operating leases was immaterial.
(2) Excludes operating leases of BMT included in assets and liabilities of discontinued operations.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2021:

(amounts in thousands)	December 31, 2021

2022	$4,654
2023	4,298
2024	3,268
2025	2,124
2026	995
Thereafter	429
Total minimum payments	15,768
Less: interest	1,244
Present value of lease liabilities	$14,524
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2021. Cash paid pursuant to operating lease liabilities was $4.9 million, $4.8 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at December 31, 2021 and 2020:

(amounts in thousands)	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases (1)	3.9 years	4.7 years

Weighted average discount rate
Operating leases (1)	2.74%	2.90%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2021 and 2020:

(amounts in thousands)	Classification	December 31, 2021	December 31, 2020
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$134,855	$104,982
Guaranteed residual assets	Loans and leases receivable	11,397	12,988
Unguaranteed residual assets	Loans and leases receivable	5,665	1,229
Deferred initial direct costs	Loans and leases receivable	448	560
Unearned income	Loans and leases receivable	(5,383)	(11,175)
Net investment in direct financing leases		$146,982	$108,584

Operating leases
Investment in operating leases	Other assets	$158,135	$131,791
Accumulated depreciation	Other assets	(40,749)	(28,919)
Deferred initial direct costs	Other assets	872	996
Net investment in operating leases		118,258	103,868
Total lease assets		$265,240	$212,452
COVID-19 Impact on Leases
Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. At December 31, 2021, the book value of finance and operating leases with payment deferments were $22.8 million and $7.4 million, respectively. At December 31, 2020, the book value of finance and operating leases with payment deferments were $30.4 million and $15.2 million, respectively. The concessions did not have a material impact in interest income from leases for the years ended December 31, 2021 and 2020. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.

NOTE 10 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2021 and 2020 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2021	2020

Leasehold improvements	3 to 25 years	$16,020	$17,317
Furniture, fixtures and equipment	5 to 10 years	6,063	6,828
IT equipment	3 to 5 years	7,881	8,151
Automobiles	3 to 5 years	831	750
		30,795	33,046
Accumulated depreciation and amortization		(21,905)	(21,821)
Total (1)		$8,890	$11,225
(1) Excludes premises and equipment of BMT included in assets of discontinued operations.
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.3 million, $2.2 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 11 – DEPOSITS
The components of deposits at December 31, 2021 and 2020 were as follows:

	December 31,
(amounts in thousands)	2021	2020

Demand, non-interest bearing	$4,459,790	$2,356,998
Demand, interest bearing	6,488,406	2,384,691
Savings, including money market deposit accounts	5,322,390	5,916,309
Time	507,338	651,931
Total deposits	$16,777,924	$11,309,929
The scheduled maturities for time deposits at December 31, 2021 were as follows:

(amounts in thousands)	December 31, 2021

2022	$380,486
2023	117,372
2024	5,189
2025	1,683
2026	2,417
Thereafter	191
Total time deposits	$507,338
Time deposits greater than the FDIC limit of $250,000 totaled $259.0 million and $297.7 million at December 31, 2021 and 2020, respectively.
Included in the demand, interest bearing balances above were $1.7 billion and $605.6 million of brokered demand deposits at December 31, 2021 and 2020, respectively. Included in the savings and money market deposit account ("MMDA") balances above were $480.5 million and $1.1 billion of brokered money market deposits at December 31, 2021 and 2020, respectively. There were no brokered time deposits included in time deposits above as of December 31, 2021. Included in time deposits above were $47.0 million of brokered time deposits at December 31, 2020.
Demand deposit overdrafts reclassified as loans were $2.8 million and $6.7 million at December 31, 2021 and 2020, respectively.

NOTE 12 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2021 and 2020 was as follows:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate

FHLB advances	$700,000	0.26%	$850,000	1.19%
Federal funds purchased	75,000	0.05%	250,000	0.09%
Total short-term debt	$775,000		$1,100,000
The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
(dollars in thousands)	2021	2020	2019

FHLB advances
Maximum outstanding at any month end	$850,000	$910,000	$1,190,150
Average balance during the year	264,704	809,788	793,304
Weighted-average interest rate during the year	2.35%	2.31%	2.66%
Federal funds purchased
Maximum outstanding at any month end	365,000	842,000	600,000
Average balance during the year	22,110	239,481	271,400
Weighted-average interest rate during the year	0.07%	0.19%	2.28%
At December 31, 2021 and 2020, Customers Bank had aggregate availability under federal funds lines totaling $1.3 billion and $924.0 million, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2021 and 2020 were as follows:

	December 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate

FRB PPP Liquidity Facility advances	$—	—%	$4,415,016	0.35%
Total long-term FHLB and FRB advances	$—		$4,415,016
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA pursuant to the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. During the year ended December 31, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. There were no long-term advances outstanding with the FHLB or FRB at December 31, 2021 and 2020.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2021 and 2020, was as follows:

	December 31,
(amounts in thousands)	2021	2020

Total maximum borrowing capacity with the FHLB	$2,973,635	$2,729,516
Total maximum borrowing capacity with the FRB (1)	183,052	223,299
Qualifying loans serving as collateral against FHLB and FRB advances (1)	3,594,339	3,363,364

(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. At December 31, 2021, Customers had no borrowings under the PPPLF. At December 31, 2020, Customers had $4.4 billion of borrowings under the PPPLF.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at December 31, 2021 and 2020 were as follows:

		December 31,
(dollars in thousands)		2021	2020
Issued by	Ranking	Amount	Amount	Rate	Issued Amount	Date Issued	Maturity	Price

Customers Bancorp	Senior (1)	$98,642	$—	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,672	24,552	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	99,772	99,485	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,086	$124,037

Customers Bancorp	Subordinated (2)(3)	$72,403	$72,222	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,270	109,172	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,673	$181,394
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate. which is expected to be the three-month term SOFR, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
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
NOTE 13 – SHAREHOLDERS’ EQUITY
Common Stock
During 2021, 2020 and 2019, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
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
On August 25, 2021, the Board of Directors of Customers Bancorp authorized a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 527,789 shares of its common stock for $27.7 million under the Share Repurchase Program during the year ended December 31, 2021.

Preferred Stock
As of December 31, 2021, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. During 2021, 2020 and 2019, Customers Bancorp did not issue any preferred stock.
The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2021
Fixed-to-floating rate:	Issue Date	2021	2020	2021	2020

Series C	May 18, 2015	—	2,300,000	$—	$55,569	7.00%	June 15, 2020	5.300%	$1.04
Series D	January 29, 2016	—	1,000,000	—	24,108	6.50%	March 15, 2021	5.090%	$1.08
Series E	April 28, 2016	2,300,000	2,300,000	55,593	55,593	6.45%	June 15, 2021	5.140%	$1.47
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.50
Totals		5,700,000	9,000,000	$137,794	$217,471
Dividends on the Series E and Series F Preferred Stock are not cumulative. If Customers Bancorp's board of directors or a duly authorized committee of the board does not declare a dividend on the Series E and Series F Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series E, and Series F Preferred Stock for any future dividend period. On June 15, 2020, the Series C preferred stock became floating at three-month LIBOR plus 5.30%, compared to a fixed rate of 7.00%. On March 15, 2021, the Series D preferred stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
The Series E and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2021, for the Series E Preferred Stock and December 15, 2021, for the Series F Preferred Stock and or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve Board. The Series E and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series E and Series F Preferred Stock do not have any voting rights.
NOTE 14 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Customers' employer contributions for the years ended December 31, 2021, 2020 and 2019 were $2.1 million, $2.0 million, and $1.6 million, respectively. Effective April 9, 2021, the 401(k) plan became a multiple employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering the full-time employees of Customers and BM Technologies.

Supplemental Executive Retirement Plans
Customers entered into a supplemental executive retirement plan ("SERP") with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns. The present value of the amount owed as of December 31, 2021 and 2020 was $7.7 million and $6.4 million, respectively, and was included in other liabilities.
During the year ended December 31, 2021, Customers entered into new SERPs with several senior executives (the "2021 SERPs") that provide lifetime retirement benefits upon reaching the age of 65 or when the executives terminate employment; early termination benefits; change in control benefits; and certain disability and death benefits as described in the 2021 SERPs. The 2021 SERPs are deferred-compensation arrangements that are designed to provide benefits based on the account value of the annuity contracts purchased by Customers to fund its obligations under the 2021 SERPs. The present value of the amount owed under these 2021 SERPs as of December 31, 2021 was $0.2 million, and was included in other liabilities.
NOTE 15 – SHARE-BASED COMPENSATION PLANS
Summary
During 2019, the shareholders of Customers Bancorp approved the 2019 Plan, during 2010, the shareholders of Customers Bancorp approved the 2010 Plan, and during 2012, the shareholders of Customers Bancorp approved the 2004 Plan. The purpose of these plans is to promote the success and enhance the value of Customers Bancorp by linking the personal interests of the members of the Board of Directors, team members, officers and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2019 Plan, 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract and retain the services of members of the Board of Directors, team members, officers and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers' fully diluted tangible book value will have increased by 50% from the date of grant. Share-based awards generally provide for accelerated vesting if there is a change in control (as defined in the respective plan agreements). No stock options may be exercisable for more than 10 years from the date of grant.
The 2019, 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. The maximum number of shares of common stock which may be issued under the 2019 Plan is 1,500,000 shares. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. During the year ended December 31, 2020, Customers granted an initial inducement award of 300,000 restricted stock units in connection with an executive appointment, outside of the 2019 and 2004 Plans and approved by the independent members of Customers Board of Directors including all of the members of its Compensation Committee. The 2010 and 2004 Plans have been terminated by December 31, 2021 in accordance with the respective plan agreements. At December 31, 2021, the aggregate number of shares of common stock available for grant under the 2019 Plan was 305,334 shares.
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
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP did not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2021, non-vested restricted stock units outstanding under this plan totaled 30,776.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for 2021, 2020 and 2019 was $12.6 million, $11.6 million and $8.4 million, respectively. At December 31, 2021, there was $19.6 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2026.
As described in NOTE 3 – DISCONTINUED OPERATIONS, Customers recognized share-based compensation expense of $0.8 million for restricted stock units granted to certain team members of BMT that vested upon divestiture of BMT, included within loss from discontinued operations for the year ended December 31, 2021.
Employee Stock Purchase Plan
In 2014, the shareholders of Customers Bancorp approved an ESPP. The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of the Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for 2021, 2020 and 2019 was $115 thousand, $140 thousand, and $170 thousand, respectively.
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
The exercise price for the options granted was equal to the closing price of Customers Bancorp's common stock on the date of grant. The options issued are subject to a three or five-year waterfall or cliff vesting and expire after ten years. During 2021, options to purchase an aggregate of 720,000 shares of Customers Bancorp common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options issued are subject to a five-year cliff vesting and expire after ten years. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock in 2020. During 2019, options to purchase an aggregate of 577,230 shares of Customers Bancorp voting common stock were granted to certain officers and team members.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended December 31,
	2021	2020	2019

Weighted-average risk-free interest rate	1.09%	—%	1.69%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	41.78%	—%	29.92%
Weighted-average expected life (in years)	7.00	0.00	7.00
Weighted-average fair value of each option granted	$13.24	$—	$5.56

The following table summarizes stock option activity for the year ended December 31, 2021:

(dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2020	2,306,339	$21.32
Granted	720,000	29.90
Exercised	(1,361,626)	19.52		$39,293
Expired	(896)	19.28
Forfeited	(140,336)	28.02
Outstanding, December 31, 2021	1,523,481	$26.37	7.0	$59,411
Exercisable at December 31, 2021	194,356	$17.35	3.70	$9,332
Cash received from the exercise of the stock options during the year ended December 31, 2021 was $26.6 million. The tax benefit resulting from option exercises was $2.5 million in 2021.
A summary of the status of Customers' non-vested options at December 31, 2021, and changes during the year ended December 31, 2021 was as follows:

	Options	Weighted- Average exercise price

Non-vested at December 31, 2020	1,399,294	$24.55
Granted	720,000	29.90
Vested	(650,062)	23.30
Expired	(896)	19.28
Forfeited	(139,211)	28.02
Non-vested at December 31, 2021	1,329,125	27.69
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
There were 201,648 restricted stock units granted during the year ended December 31, 2021. The 201,648 units were granted under either the 2004 Plan or the 2019 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 26,007 of those units also subject to the performance metrics described above.
The table below presents the status of the restricted stock units at December 31, 2021, and changes during the year ended December 31, 2021:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value

Outstanding and unvested at December 31, 2020	1,233,913	$20.35
Granted	201,648	29.96
Vested	(478,402)	20.95
Forfeited	(30,915)	19.04
Outstanding and unvested at December 31, 2021	926,244	22.16

Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2021, Customers issued 34,693 shares of common stock with a fair value of $1.5 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 16 – INCOME TAXES
The components of income tax expense from continuing operations were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019

Current
Federal	$50,971	$30,158	$10,902
State	18,215	10,825	5,850
Total current expense	69,186	40,983	16,752

Deferred
Federal	14,957	4,882	8,263
State	2,797	852	1,377
Total deferred expense	17,754	5,734	9,640
Income tax expense	$86,940	$46,717	$26,392
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2021, December 31, 2020, and 2019, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income

Federal income tax at statutory rate	$92,654	21.00%	$39,849	21.00%	$22,634	21.00%
State income tax, net of federal benefit	16,863	3.82	9,225	4.86	5,709	5.30
Tax-exempt interest, net of disallowance	(670)	(0.15)	(492)	(0.26)	(385)	(0.36)
Bank-owned life insurance	(1,927)	(0.44)	(1,579)	(0.83)	(1,677)	(1.56)
Tax credits, net of basis reduction	(11,284)	(2.92)	(1,062)	(0.61)	(446)	(0.41)
Equity-based compensation	(8,237)	(1.87)	185	0.10	132	0.12
Non-deductible executive compensation	3,195	0.72	454	0.24	440	0.41
Unrecorded basis difference in foreign subsidiaries	—	—	(304)	(0.16)	(144)	(0.13)
Recorded basis difference in foreign subsidiaries	(4,217)	(1.00)	—	—	—	—
Other	563	0.54	441	0.28	129	0.12
Effective income tax rate	$86,940	19.70%	$46,717	24.62%	$26,392	24.49%
At December 31, 2021 and 2020, Customers had no ASC 740-10 unrecognized tax benefits. Customers does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. Customers recognizes interest and penalties on unrecognized tax benefits in other expense.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2021 and 2020:

	December 31,
(amounts in thousands)	2021	2020
Deferred tax assets
Allowance for credit losses on loans and leases	$36,111	$37,503
Net operating losses	825	916
Compensation and benefits	8,356	8,564
Cash flow hedge	—	10,703
Lease liability	3,806	4,683
Net unrealized losses on securities	1,748	—
Accrued severance	4,740	—
Other	3,080	2,830
Total deferred tax assets	58,666	65,199
Deferred tax liabilities
Net deferred loan fees and costs	(6,405)	(2,335)
Tax qualified lease adjustments	(50,605)	(38,527)
Right of use asset	(3,321)	(4,312)
Net unrealized gains on securities	—	(8,194)
Other	(1,173)	(1,284)
Total deferred tax liabilities	(61,504)	(54,652)
Net deferred tax asset/(liability) (1)	$(2,838)	$10,547
(1) Excludes net deferred tax asset (liability) of BMT included in assets or liabilities of discontinued operations.
The net deferred tax asset (liability) is recorded in other assets or accrued interest payable and other liabilities at December 31, 2021 and 2020.
Customers had approximately $3.9 million of federal and state net operating loss carryovers subject to the annual limitation under Internal Revenue code Section 382 at December 31, 2021, that begin to expire in 2027.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2018. Customers is currently under audit by New York for the 2015-2017 tax years and by New York City for the 2016-2017 tax years. Customers believes that the resolution of these examinations will not have a material effect on the consolidated financial statements.
NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the years ended December 31, 2021, 2020 and 2019. None of these transactions involved amounts in excess of 5% of Customers' total shareholders' equity at December 31, 2021, 2020 and 2019. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
As of December 31, 2021 and 2020, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2021	2020

Commitments to fund loans and leases	$321,473	$262,153
Unfunded commitments to fund mortgage warehouse loans	2,732,258	1,933,067
Unfunded commitments under lines of credit and credit cards	1,535,573	1,009,031
Letters of credit	25,646	27,166
Other unused commitments	875	1,842
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
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. The current amount of liabilities as of December 31, 2021 and 2020 for guarantees under standby letters of credit issued was not material.
Allowance For Credit Losses on Lending- Related Commitments
As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recorded $3.4 million of ACL for lending related commitments upon its adoption of ASC 326 and recognized a benefit of $1.1 million during the year ended December 31, 2020 resulting in an ACL of $2.3 million as of December 31,

2020. Customers recognized a benefit of $0.2 million during the year ended December 31, 2021 resulting in an ACL of $2.1 million as of December 31, 2021. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated income statement.
NOTE 19 – REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2021 and 2020, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
December 31, 2020
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$954,839	8.079%	$531,844	4.500%	N/A	N/A	$827,312	7.000%
Customers Bank	$1,254,082	10.615%	$531,639	4.500%	$767,923	6.500%	$826,994	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,172,310	9.919%	$709,125	6.000%	N/A	N/A	$1,004,594	8.500%
Customers Bank	$1,254,082	10.615%	$708,852	6.000%	$945,136	8.000%	$1,004,207	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,401,119	11.855%	$945,500	8.000%	N/A	N/A	$1,240,969	10.500%
Customers Bank	$1,424,791	12.060%	$945,136	8.000%	$1,181,421	10.000%	$1,240,492	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,172,310	8.597%	$545,485	4.000%	N/A	N/A	$545,485	4.000%
Customers Bank	$1,254,082	9.208%	$544,758	4.000%	$680,947	5.000%	$544,758	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2021 and 2020:
Financial Instruments Recorded at Fair Value on a Recurring Basis
Investment securities:
The fair values of equity securities with a readily determinable fair value, AFS debt securities and debt securities reported at fair value based on a fair value option election are determined by obtaining quoted market prices on nationally recognized and foreign securities exchanges (Level 1), quoted prices in markets that are not active (Level 2), and matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).
When quoted market prices are not available, Customers employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has an established process to challenge their valuations, or methodologies, that appear unusual or unexpected.
Customers also utilizes internally and externally developed models that use unobservable inputs due to limited or no market activity of the instrument. These models use unobservable inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs in isolation may have either a directionally consistent or opposite impact on the fair value of the instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input. These assets are classified as Level 1, 2 or 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at December 31, 2021 and 2020 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2021
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$518,032	$518,032	$518,032	$—	$—
Debt securities, available for sale	3,791,575	3,791,575	—	3,648,690	142,885
Loans held for sale	16,254	16,254	—	15,747	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	14,207,811	—	2,284,325	11,923,486
FHLB, Federal Reserve Bank and other restricted stock	64,584	64,584	—	64,584	—
Derivatives	27,295	27,295	—	27,116	179
Liabilities:
Deposits	$16,777,924	$16,777,236	$16,270,586	$506,650	$—
Federal funds purchased	75,000	75,000	75,000	—	—
FHLB advances	700,000	700,000	—	700,000	—
Other borrowings	223,086	226,585	—	226,585	—
Subordinated debt	181,673	204,782	—	204,782	—
Derivatives	26,544	26,544	—	26,544	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2020
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$693,354	$693,354	$693,354	$—	$—
Debt securities, available for sale	1,206,431	1,206,431	—	1,206,431	—
Equity securities	3,854	3,854	3,854	—	—
Loans held for sale	79,086	79,086	—	78,443	643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,608,989	16,222,202	—	3,616,432	12,605,770
FHLB, Federal Reserve Bank, and other restricted stock	71,368	71,368	—	71,368	—
Derivatives	54,223	54,223	—	54,023	200
Liabilities:
Deposits	$11,309,929	$11,312,494	$10,657,998	$654,496	$—
FRB PPP Liquidity Facility	4,415,016	4,415,016	—	4,415,016	—
Federal funds purchased	250,000	250,000	250,000	—	—
FHLB advances	850,000	852,442	—	852,442	—
Other borrowings	124,037	129,120	—	129,120	—
Subordinated debt	181,394	193,119	—	193,119	—
Derivatives	98,164	98,164	—	98,164	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$154,540	$142,885	$297,425
Agency-guaranteed residential mortgage-backed securities	—	9,553	—	9,553
Agency-guaranteed commercial mortgage-backed securities	—	2,152	—	2,152
Agency-guaranteed residential collateralized mortgage obligations	—	196,930	—	196,930
Agency-guaranteed commercial collateralized mortgage obligations	—	238,844	—	238,844
Collateralized loan obligations	—	1,066,802	—	1,066,802
Commercial mortgage-backed securities	—	148,927	—	148,927
Corporate notes	—	580,046	—	580,046
Private label collateralized mortgage obligations	—	1,242,465	—	1,242,465
State and political subdivision debt securities	—	8,431	—	8,431
Derivatives	—	27,116	179	27,295
Loans held for sale – fair value option	—	15,747	—	15,747
Loans receivable, mortgage warehouse – fair value option	—	2,284,325	—	2,284,325
Total assets – recurring fair value measurements	$—	$5,975,878	$143,064	$6,118,942
Liabilities
Derivatives	$—	$26,544	$—	$26,544
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,121	$5,121
Total assets – nonrecurring fair value measurements	$—	$—	$5,121	$5,121

	December 31, 2020
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$377,145	$—	$377,145
U.S. government agencies securities	—	20,034	—	20,034
Agency-guaranteed residential mortgage-backed securities	—	63,091	—	63,091
Agency-guaranteed residential collateralized mortgage obligations	—	140,841	—	140,841
Agency-guaranteed commercial collateralized mortgage obligations	—	20,926	—	20,926
Collateralized loan obligations	—	32,367	—	32,367
Corporate notes	—	396,744	—	396,744
Private label collateralized mortgage obligations	—	136,992	—	136,992
State and political subdivision debt securities	—	18,291	—	18,291
Equity securities	3,854	—	—	3,854
Derivatives	—	54,023	200	54,223
Loans held for sale – fair value option	—	5,509	—	5,509
Loans receivable, mortgage warehouse – fair value option	—	3,616,432	—	3,616,432
Total assets - recurring fair value measurements	$3,854	$4,882,395	$200	$4,886,449
Liabilities
Derivatives	$—	$98,164	$—	$98,164
Measured at Fair Value on a Nonrecurring Basis:
Assets
Loans held for sale	$—	$55,683	$—	$55,683
Collateral-dependent loans	—	17,251	3,867	21,118
Other real estate owned	—	—	35	35
Total assets – nonrecurring fair value measurements	$—	$72,934	$3,902	$76,836
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 are summarized as follows in the table below. Additional information about residential mortgage loan commitments can be found in NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	For the Years Ended December 31,
(amounts in thousands)	2021	2020

Balance at January 1,	$200	$79
Issuances	839	922
Settlements	(860)	(801)
Balance at December 31,	$179	$200

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 are summarized in the table below.

Asset-backed securities
(amounts in thousands)	For the Year Ended December 31, 2021

Balance at January 1,	$—
Purchases	142,885
Change in fair value recognized in OCI	—
Balance at December 31,	$142,885
There were no transfers between levels during the years ended December 31, 2021 and 2020.
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2021 and 2020 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Asset-backed securities	$142,885	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 5% (5%) 4% - 4% (4%) 17% - 33% (19%)
Collateral-dependent loans – real estate	4,170	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	951	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	179	Adjusted market bid	Pull-through rate	76% - 89% (85%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2020
Collateral-dependent loans – real estate	$2,928	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	939	Collateral appraisal (1) Business asset valuation(3)	Liquidation expenses (2) Business asset valuation adjustments (4)	7% - 8% (8%) 60% - 60% (60%)
Other real estate owned	35	Collateral appraisal (1)	Liquidation expenses (2)	8% - 9% (9%)
Residential mortgage loan commitments	200	Adjusted market bid	Pull-through rate	78% - 78% (78%)
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
NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain borrowings and deposits. Customers also has interest-rate derivatives resulting from an accommodation provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.
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
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. At December 31, 2020, Customers had five outstanding interest rate derivatives with notional amounts totaling $1.1 billion that were designated as cash flow hedges of interest-rate risk.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the year ended December 31, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At December 31, 2021, Customers had no outstanding interest rate derivative designated as cash flow hedges of interest-rate risk.

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
At December 31, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million that were designated as fair value hedges of certain AFS debt securities. During the year ended December 31, 2021, Customers terminated eight interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2020, Customers had 24 outstanding interest rate derivatives with notional amounts totaling $272.3 million designated as fair value hedges.
As of December 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	At December 31,		At December 31,
	2021	2020	2021	2020

AFS debt securities	$80,500	$272,159	$1,750	$741
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2021, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregate notional amount of $264.7 million related to this program. At December 31, 2020, Customers had 155 interest rate swaps with an aggregate notional amount of $1.4 billion and 12 interest rate caps with an aggregate notional amount of $204.9 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2021 and 2020, Customers had an outstanding notional balance of residential mortgage loan commitments of $8.2 million and $11.9 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2021 and 2020, Customers had outstanding notional balances of credit derivatives of $129.9 million and $177.2 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following table presents the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2021 and 2020.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,750	Other liabilities	$—
Total		$1,750		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$24,747	Other liabilities	$25,855
Interest rate caps	Other assets	488	Other liabilities	488
Credit contracts	Other assets	131	Other liabilities	201
Residential mortgage loan commitments	Other assets	179	Other liabilities	—
Total		$25,545		$26,544

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$196	Other liabilities	$40,765
Total		$196		$40,765
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$—	Other liabilities	$741
Total		$—		$741
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$53,455	Other liabilities	$56,209
Interest rate caps	Other assets	46	Other liabilities	46
Credit contracts	Other assets	326	Other liabilities	403
Residential mortgage loan commitments	Other assets	200	Other liabilities	—
Total		$54,027		$56,658
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2021, 2020 and 2019.

		Amount of Income Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2021	2020	2019
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$5,680	$741	$—
Recognized on hedged AFS debt securities	Net interest income	(5,680)	(741)	—
Total		$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$3,159	$(5,482)	$2,549
Interest rate caps	Other non-interest income	—	—	24
Credit contracts	Other non-interest income	48	1,531	589
Residential mortgage loan commitments	Mortgage banking income	(20)	121	10
Total		$3,187	$(3,830)	$3,172

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2021	2020	2019		2021	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$9,117	$(23,227)	$(15,656)	Interest expense	$(2,505)	$(13,092)	$(1,407)
				Other non-interest income (2)	(24,467)	—	—
					$(26,972)	$(13,092)	$(1,407)
(1)Amounts presented are net of taxes. See NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
(2)Includes loss on cash flow hedge derivative terminations.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2021, the fair value of derivatives in a net liability position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $23.1 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $23.3 million of cash as collateral at December 31, 2021. Customers records cash posted as collateral with these counterparties, except with a central clearing entity, as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.
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

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$23,348	$—	$(23,348)	$—

		Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)	Gross Amounts Recognized on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2020
Interest rate derivative assets with institutional counterparties	$199	$—	$—	$199

Interest rate derivative liabilities with institutional counterparties	$97,641	$—	$(97,641)	$—

NOTE 22 — LOSS CONTINGENCIES
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

Specialty’s Café Bakery, Inc. Matter
On May 27, 2020, the appointed Chapter 7 Trustee for Specialty’s Café Bakery, Inc. (“Debtor”) filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On October 28, 2020, the Trustee, as plaintiff, filed her amended adversary complaint (“Adversary Complaint”) against the Bank and the SBA seeking to avoid and recover for the benefit of the Debtor’s estate and its creditors the payment made by the Debtor to the Bank in the amount of $8.1 million in satisfaction of a PPP loan made by the Bank to the Debtor (the “PPP Loan Payment”). The Trustee sought to avoid and recover the entire PPP Loan Payment from the Bank under the authority provided in 11 U.S.C. §547 and §550, which together permit a trustee of a bankruptcy debtor to avoid and recover, for a more equitable distribution among all creditors, certain transfers made within ninety (90) days before the filing of the bankruptcy petition. On December 2, 2021, the Bank filed a motion for summary judgement, arguing that the Trustee had failed to establish the elements under 11 U.S.C. §547 necessary to recover the PPP Loan Payment and other affirmative defenses to any such recovery. On February 2, 2022, the United States Bankruptcy Court for the Central District of California granted the Bank’s motion for summary judgment, finding that the PPP Loan Payment was not recoverable by the Trustee. The Trustee has elected not to appeal this decision and, on February 23, 2022, the case against the Bank was closed by the United States Bankruptcy Court for the Central District of California.
NOTE 23 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019.
Balance Sheets

	December 31,
(amounts in thousands)	2021	2020
Assets
Cash in bank subsidiary	$172,755	$110,626
Investment securities (1)	20,575	—
Investments in and receivables due from bank subsidiary	1,463,528	1,198,857
Investments in and receivables due from non-bank subsidiaries	—	3,853
Other assets	7,526	970
Total assets	$1,664,384	$1,314,306
Liabilities and Shareholders' equity
Borrowings	$295,490	$196,259
Other liabilities	2,677	961
Total liabilities	298,167	197,220
Shareholders' equity	1,366,217	1,117,086
Total Liabilities and Shareholders' Equity	$1,664,384	$1,314,306
(1) Includes perpetual preferred stock issued by domestic banks or bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, at December 31, 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Operating income:
Dividends from bank subsidiary	$172,982	$65,000	$70,000
Loss on sale of foreign subsidiaries	(2,809)	—	—
Total operating income	170,173	65,000	70,000
Operating expense:
Interest	10,879	9,681	5,425
Other	3,121	1,498	744
Total operating expense	14,000	11,179	6,169
Income before taxes and undistributed income of subsidiaries	156,173	53,821	63,831
Income tax benefit	6,964	2,703	1,391
Income before undistributed income of subsidiaries	163,137	56,524	65,222
Equity in undistributed income of subsidiaries	151,510	76,054	14,105
Net income	314,647	132,578	79,327
Preferred stock dividends	11,693	14,041	14,459
Loss on redemption of preferred stock	2,820	—	—
Net income available to common shareholders	300,134	118,537	64,868
Comprehensive income	$315,431	$128,064	$100,740
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

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2021		2020	2019
Cash Flows from Operating Activities
Net income	$314,647		$132,578	$79,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(151,510)		(76,054)	(14,105)
Distribution of investment in BM Technologies common stock from Bank	(32,983)		—	—
Loss on sale of foreign subsidiaries	2,840		—	—
(Increase) decrease in other assets	(5,100)		5,613	(3,166)
Increase (decrease) in other liabilities	1,054		1,088	1,775
Net Cash Provided By (Used in) Operating Activities	128,948		63,225	63,831
Cash Flows from Investing Activities
Purchases of investment securities	(20,575)	`	—	—
Payments for investments in and advances to subsidiaries	(50,010)		(26)	(74,767)
Proceeds from sales of foreign subsidiaries	3,765		—	—
Net Cash Provided By (Used in) Investing Activities	(66,820)		(26)	(74,767)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	27,762		923	2,150
Proceeds from issuance of subordinated long-term debt	—		—	72,030
Proceed from issuance of other long-term borrowings	98,799		—	24,477
Repayments of other borrowings	—		—	(25,000)
Redemption of preferred stock	(82,497)		—	—
Preferred stock dividends paid	(10,833)		(14,076)	(14,459)
Purchase of treasury stock	(27,662)		—	(571)
Payments of employee taxes withheld from share-based awards	(5,568)		(2,063)	(1,732)
Net Cash Provided by (Used in) Financing Activities	1		(15,216)	56,895
Net Increase (Decrease) in Cash and Cash Equivalents	62,129		47,983	45,959
Cash and Cash Equivalents - Beginning Balance	110,626		62,643	16,684
Cash and Cash Equivalents - Ending Balance	$172,755		$110,626	$62,643

Non-cash Investing and Financing Activities:
Distribution of investment in BM Technologies common stock	$32,983		$—	$—

NOTE 24 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2021 and 2020.

	2021
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$214,037	$242,851	$162,881	$161,115
Interest expense	20,343	22,959	24,124	28,384
Net interest income	193,694	219,892	138,757	132,731
Provision (benefit) for credit losses on loans and leases	13,890	13,164	3,291	(2,919)
Non-interest income	16,991	25,586	16,822	18,468
Non-interest expenses	81,548	80,009	70,823	61,927
Income before income taxes	115,247	152,305	81,465	92,191
Provision for income taxes	12,993	36,263	20,124	17,560
Net income from continuing operations	102,254	116,042	61,341	74,631
Loss from discontinued operations before income tax expense (benefit)	—	—	—	(20,354)
Income tax expense (benefit) from discontinued operations	1,585	—	—	17,682
Net loss from discontinued operations	(1,585)	—	—	(38,036)
Net income	100,669	116,042	61,341	36,595
Preferred stock dividends	2,022	2,981	3,299	3,391
Loss on redemption of preferred stock	—	2,820	—	—
Net income (loss) available (attributable) to common shareholders	$98,647	$110,241	$58,042	$33,204
Earnings per common share:
Basic earnings (loss) from continuing operations per common share	$3.07	$3.40	$1.80	$2.23
Basic earnings (loss) per common share	$3.02	$3.40	$1.80	$1.04
Diluted earnings (loss) from continuing operations per common share	$2.92	$3.25	$1.72	$2.17
Diluted earnings (loss) per common share	$2.87	$3.25	$1.72	$1.01

	2020
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$153,093	$139,650	$125,218	$125,343
Interest expense	30,147	32,211	33,236	44,022
Net interest income	122,946	107,439	91,982	81,321
Provision (benefit) for credit losses on loans and leases	(2,913)	12,955	20,946	31,786
Non-interest income	16,083	24,864	11,711	11,160
Non-interest expenses	59,933	56,285	49,791	48,967
Income before income taxes	82,009	63,063	32,956	11,728
Provision for income taxes	23,447	12,016	7,980	3,274
Net income from continuing operations	58,562	51,047	24,976	8,454
Loss from discontinued operations before income tax expense (benefit)	(3,539)	(347)	(3,190)	(6,722)
Income tax expense (benefit) from discontinued operations	(1,222)	185	(932)	(1,368)
Net loss from discontinued operations	(2,317)	(532)	(2,258)	(5,354)
Net income	56,245	50,515	22,718	3,100
Preferred stock dividends	3,414	3,430	3,581	3,615
Net income (loss) available (attributable) to common shareholders	$52,831	$47,085	$19,137	$(515)
Earnings per common share:
Basic earnings (loss) from continuing operations per common share	$1.74	$1.51	$0.68	$0.15
Basic earnings (loss) per common share	$1.67	$1.49	$0.61	$(0.02)
Diluted earnings (loss) from continuing operations per common share	$1.73	$1.50	$0.68	$0.15
Diluted earnings (loss) per common share	$1.65	$1.48	$0.61	$(0.02)

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2021. Based upon that evaluation, Customers Bancorp's management concluded that its disclosure controls and procedures are effective as of December 31, 2021.
Management's Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp's Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp's management concluded that its internal control over financial reporting was effective as of December 31, 2021.
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
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2021, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp's internal control over financial reporting.

The emergence of the COVID-19 pandemic during first quarter 2020 necessitated the execution of several Customers Bancorp contingency plans. Beginning in March 2020, Customers Bancorp had a substantial number of its team members working remotely under such contingency plans. Since that time, Customers has launched the “Return to Workplace” initiative, and communicated a goal of having more team members return to the workplace. In that communication, Customers announced the following action steps along with a continuing commitment to remain empathetic and cognizant of balancing company principles, customer support, team members support and remaining vigilant on tracking and preventing COVID-19 exposures to protect our team members and customers. Customers implemented a “ hybrid model” encouraging and tracking the movement of more team members returning to the office, released a communication requiring all team members to read, sign and acknowledge a Code of Commitment to reveal exposures to COVID-19, thereby allowing Customers to manage the possible impact with 100 percent participation of our team members. Customers has started tracking vaccination rates and less than 10 percent of our team members are not vaccinated or not planning to be vaccinated. The execution of the contingency plans did not materially affect Customers' internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2021, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	2,449,725	$26.37	305,334

Equity Compensation Plans Not
Approved by Security Holders (3)	300,000	N/A	—
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
The information required by this Item will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

Exhibit No.	Description
4.6	Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.7	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

4.11
Fourth Supplemental Indenture dated as of August 6, 2021 between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Customers Bancorp’s Form 8-K filed with the SEC on August 6, 2021

4.12	Form of 2.875% Fixed-to-Floating Rate Senior Note incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 6, 2021

10.1+	Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.2+
Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.3+	Customers Bancorp, Inc. 2014 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-8 filed with the SEC on August 8, 2014

10.4+	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

10.5+	Bonus Recognition and Retention Plan, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.6+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.7+
Form of Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 2, 2020

10.8+
Employment Agreement, dated as of March 1, 2014, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.16 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.9+
Amendment to Employment Agreement, dated as of February 26, 2016, by and between Customers Bancorp, Inc. and Steven Issa, incorporated by reference to Exhibit 10.17 to the Customers Bancorp Form 10-K filed with the SEC on February 26, 2016

10.10+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.11+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.12+
Separation of Employment dated as of December 7, 2018 by and between Customers Bancorp, Inc. and Robert Wahlman, incorporated by reference to Exhibit 10.1 to the Customers Bancorp, Inc. Form 8-K filed with the SEC on December 11, 2018

10.13+
Employment Agreement, dated as of October 23, 2019, by and between Customers Bancorp, Inc. and Carla Leibold, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on October 25, 2019

Exhibit No.	Description
10.14+
Employment Agreement, dated as of January 22, 2020, by and between Customers Bancorp, Inc. and Samvir Sidhu, incorporated by reference to Exhibit 10.18 to Customers Bancorp’s Form 10-K filed with the SEC on March 2, 2020

10.15+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.16+
Change of Control Agreement, dated as of August 14, 2017 by and between Customers Bancorp, Inc. and Carla A. Leibold, incorporated by reference to Exhibit 10.34 to the Customers Bancorp Form 10-K filed with the SEC on March 1, 2019

10.17+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.18+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.19+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

10.20
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.21*
Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of February 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.22*
First Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 30, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.23*
Second Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of October 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.24*
Third Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 21, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.25*
Fourth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of December 1, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.26*
Fifth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of August 16, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.27*
Sixth Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 28, 2018, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.28*
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

10.32
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

Exhibit No.	Description

10.33	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.34	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.35
Transition Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.36
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.37
Deposit Processing Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.38
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.39	Supplemental Executive Retirement Plan of Andrew Bowman, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.40	Supplemental Executive Retirement Plan of Carla A. Leibold, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.41	Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.42
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

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

+	Management Contract or compensatory plan or arrangement

*	Certain identified information has been excluded from this Exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

February 28, 2022	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 28, 2022
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer (principal financial officer)	February 28, 2022
Carla A. Leibold

/s/ Jessie John D. Velasquez	Executive Vice President - Chief Accounting Officer (principal accounting officer)	February 28, 2022
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	February 28, 2022
Andrea R. Allon

/s/ Bernard B. Banks	Director	February 28, 2022
Bernard B. Banks

/s/ Robert J. Buford	Director	February 28, 2022
Robert J. Buford

/s/ Rick B. Burkey	Director	February 28, 2022
Rick B. Burkey

/s/ Robert N. Mackay	Director	February 28, 2022
Robert N. Mackay

/s/ Daniel K. Rothermel	Director	February 28, 2022
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	February 28, 2022
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	February 28, 2022
Steven J. Zuckerman