Form 10-Q
period 2022-03-31
Customers Bancorp, Inc.
filed 2022-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On May 6, 2022, 32,981,204 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2022 and for the three month period ended March 31, 2022 and 2021 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4.	Controls and Procedures	77

PART II

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

SIGNATURES		82

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
ATM	Automated teller machine
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Disbursement Business	One Account Student Checking and Refund Management Disbursement Services Business
ED	U.S. Department of Education
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FPRD	Final Program Review Determination
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
Higher One	Higher One Holdings, Inc.
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated

PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity
VOE	Voting interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$55,515	$35,238
Interest earning deposits	219,085	482,794
Cash and cash equivalents	274,600	518,032
Investment securities, at fair value (includes allowance for credit losses of $728 at March 31, 2022)	4,169,853	3,817,150
Loans held for sale (includes $2,496 and $15,747, respectively, at fair value)	3,003	16,254
Loans receivable, mortgage warehouse, at fair value	1,755,758	2,284,325
Loans receivable, PPP	2,195,902	3,250,008
Loans and leases receivable	10,118,855	9,018,298
Allowance for credit losses on loans and leases	(145,847)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,924,668	14,414,827
FHLB, Federal Reserve Bank, and other restricted stock	54,553	64,584
Accrued interest receivable	94,669	92,239
Bank premises and equipment, net	8,233	8,890
Bank-owned life insurance	332,239	333,705
Goodwill and other intangibles	3,678	3,736
Other assets	298,212	305,611
Total assets	$19,163,708	$19,575,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,594,428	$4,459,790
Interest bearing	11,821,132	12,318,134
Total deposits	16,415,560	16,777,924
Federal funds purchased	700,000	75,000
FHLB advances	—	700,000
Other borrowings	223,230	223,086
Subordinated debt	181,742	181,673
Accrued interest payable and other liabilities	265,770	251,128
Total liabilities	17,786,302	18,208,811
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 34,881,580 and 34,721,675 shares issued as of March 31, 2022 and December 31, 2021; 32,957,847 and 32,913,267 shares outstanding as of March 31, 2022 and December 31, 2021	34,882	34,722
Additional paid in capital	542,402	542,391
Retained earnings	780,628	705,732
Accumulated other comprehensive income (loss), net	(62,548)	(4,980)
Treasury stock, at cost (1,923,732 and 1,808,408 shares as of March 31, 2022 and December 31, 2021)	(55,752)	(49,442)
Total shareholders’ equity	1,377,406	1,366,217
Total liabilities and shareholders’ equity	$19,163,708	$19,575,028
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans and leases	$157,175	$152,117
Investment securities	20,295	7,979
Other	6,006	1,019
Total interest income	183,476	161,115
Interest expense:
Deposits	13,712	15,658
FHLB advances	—	5,192
Subordinated debt	2,689	2,689
FRB PPP liquidity facility, federal funds purchased and other borrowings	2,376	4,845
Total interest expense	18,777	28,384
Net interest income	164,699	132,731
Provision (benefit) for credit losses	15,997	(2,919)
Net interest income after provision (benefit) for credit losses	148,702	135,650
Non-interest income:
Interchange and card revenue	76	85
Deposit fees	940	863
Commercial lease income	5,895	5,205
Bank-owned life insurance	8,326	1,679
Mortgage warehouse transactional fees	2,015	4,247
Gain (loss) on sale of SBA and other loans	1,507	1,575
Loan fees	2,545	1,436
Mortgage banking income	481	463
Gain (loss) on sale of investment securities	(1,063)	23,566
Unrealized gain (loss) on investment securities	(276)	974
Unrealized gain (loss) on derivatives	964	2,537
Loss on cash flow hedge derivative terminations	—	(24,467)
Other	(212)	305
Total non-interest income	21,198	18,468
Non-interest expense:
Salaries and employee benefits	26,607	23,971
Technology, communication and bank operations	24,068	19,988
Professional services	6,956	5,877
Occupancy	3,050	2,621
Commercial lease depreciation	4,942	4,291
FDIC assessments, non-income taxes and regulatory fees	2,383	2,719
Loan servicing	2,371	437
Advertising and promotion	315	561
Merger and acquisition related expenses	—	418
Loan workout	(38)	(261)
Other	3,153	1,305
Total non-interest expense	73,807	61,927
Income before income tax expense	96,093	92,191
Income tax expense	19,332	17,560
Net income from continuing operations	$76,761	$74,631

	(continued)

	Three Months Ended March 31,
	2022	2021
Loss from discontinued operations before income taxes	$—	$(20,354)
Income tax expense from discontinued operations	—	17,682
Net loss from discontinued operations	—	(38,036)
Net income	76,761	36,595
Preferred stock dividends	1,865	3,391
Net income available to common shareholders	$74,896	$33,204

Basic earnings per common share from continuing operations	$2.27	$2.23
Basic earnings per common share	2.27	1.04
Diluted earnings per common share from continuing operations	2.18	2.17
Diluted earnings per common share	2.18	1.01
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$76,761	$36,595
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(78,858)	400
Income tax effect	20,503	(104)
Reclassification adjustments for (gains) losses included in net income	1,063	(23,566)
Income tax effect	(276)	6,127
Net unrealized gains (losses) on available for sale debt securities	(57,568)	(17,143)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	12,315
Income tax effect	—	(3,202)
Reclassification adjustment for (gains) losses included in net income	—	25,926
Income tax effect	—	(6,741)
Net unrealized gains (losses) on cash flow hedges	—	28,298
Other comprehensive income (loss), net of income tax effect	(57,568)	11,155
Comprehensive income (loss)	$19,193	$47,750
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	76,761	—	—	76,761
Other comprehensive income (loss)	—	—	—	—	—	—	(57,568)	—	(57,568)
Preferred stock dividends (1)	—	—	—	—	—	(1,865)	—	—	(1,865)
Share-based compensation expense	—	—	—	—	3,703	—	—	—	3,703
Issuance of common stock under share-based compensation arrangements	—	—	159,904	160	(3,692)	—	—	—	(3,532)
Repurchase of common shares	—	—	(115,324)	—	—	—	—	(6,310)	(6,310)
Balance, March 31, 2022	5,700,000	$137,794	32,957,847	$34,882	$542,402	$780,628	$(62,548)	$(55,752)	$1,377,406

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	36,595	—	—	36,595
Other comprehensive income (loss)	—	—	—	—	—	—	11,155	—	11,155
Preferred stock dividends (1)	—	—	—	—	—	(3,391)	—	—	(3,391)
Sale of non-controlling interest in BMT (2)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (3)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (4)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	3,609	—	—	—	3,609
Issuance of common stock under share-based compensation arrangements	—	—	533,674	533	4,632	—	—	—	5,165
Balance, March 31, 2021	9,000,000	$217,471	32,238,762	$33,519	$515,318	$438,802	$5,391	$(21,780)	$1,188,721
(1)Dividends per share of $0.333922 and $0.310297 per share were declared on Series E and F preferred stock for the three months ended March 31, 2022. Dividends per share of $0.34478125, $0.40625, $0.403125, and $0.375 per share were declared on Series C, D, E, and F preferred stock for the three months ended March 31, 2021.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$76,761	$74,631
Adjustments to reconcile net income to net cash provided by (used in) by continuing operating activities:
Provision (benefit) for credit losses	15,997	(2,919)
Depreciation and amortization	6,055	5,321
Share-based compensation expense	3,718	3,082
Deferred taxes	(22,810)	(6,198)
Net amortization (accretion) of investment securities premiums and discounts	918	(14)
Unrealized (gain) loss on investment securities	276	(974)
(Gain) loss on sale of investment securities	1,063	(23,566)
Unrealized (gain) loss on derivatives	(964)	(2,537)
Loss on cash flow hedge derivative terminations	—	24,467
Settlement of terminated cash flow hedge derivatives	—	(27,156)
Fair value adjustment on loans held for sale	—	(1,115)
(Gain) loss on sale of loans	(2,070)	(2,071)
Origination of loans held for sale	(10,999)	(12,323)
Proceeds from the sale of loans held for sale	24,813	17,122
Amortization (accretion) of loan net deferred fees, discounts and premiums	(27,907)	(345)
Earnings on investment in bank-owned life insurance	(8,326)	(1,679)
(Increase) decrease in accrued interest receivable and other assets	66,855	20,979
Increase (decrease) in accrued interest payable and other liabilities	(6,440)	135,679
Net Cash Provided By (Used In) Continuing Operating Activities	116,940	200,384
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities	224,809	62,348
Proceeds from sales of investment securities available for sale	155,954	353,915
Purchases of investment securities available for sale	(814,246)	(589,874)
Origination of mortgage warehouse loans	(7,938,526)	(16,998,093)
Proceeds from repayments of mortgage warehouse loans	8,475,173	17,211,909
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	159,706	(486,158)
Proceeds from sales of loans and leases	14,281	39,534
Purchase of loans	(206,330)	(117,036)
Proceeds from bank-owned life insurance	5,850	—
Net proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	15,205	1,948
Purchases of bank premises and equipment	(274)	(298)
Purchases of leased assets under lessor operating leases	(2,930)	(4,849)
Net Cash Provided By (Used In) Continuing Investing Activities	88,672	(526,654)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(362,364)	1,162,511
Net increase (decrease) in short-term borrowed funds from the FHLB	(700,000)	—
Net increase (decrease) in federal funds purchased	625,000	115,000
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	—	(1,130,860)
Preferred stock dividends paid	(1,823)	(3,401)
Purchase of treasury stock	(6,310)	—
Payments of employee taxes withheld from share-based awards	(3,755)	(1,988)
Proceeds from issuance of common stock	208	6,684
Proceeds from sale of non-controlling interest in BMT	—	23,125
Net Cash Provided By (Used In) Continuing Financing Activities	(449,044)	171,071
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$(243,432)	$(155,199)
Discontinued Operations:
Net Cash Used In Operating Activities	$—	$(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	—	(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents	(243,432)	(177,990)
Cash and Cash Equivalents – Beginning	518,032	693,354
Cash and Cash Equivalents – Ending	$274,600	$515,364

	(continued)

	Three Months Ended March 31,
	2022	2021
Non-cash Investing and Financing Activities:
Distribution of investment in BM Technologies common stock	$—	$32,983
Transfer of loans held for investment to held for sale	—	44,258
Unsettled purchases of investment securities	—	56,620
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2021 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2021 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the "2021 Form 10-K"). The 2021 Form 10-K describes Customers Bancorp’s significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Restrictions on Cash and Amounts due from Banks; Business Combinations; Investment Securities; Loan Accounting Framework; Loans Held for Sale and Loans at Fair Value; Loans Receivable - Mortgage Warehouse, at Fair Value; Loans Receivable, PPP; Loans and Leases Receivable; PCD Loans and Leases; ACL; Goodwill and Other Intangible Assets; FHLB, Federal Reserve Bank, and Other Restricted Stock; OREO; BOLI; Bank Premises and Equipment; Lessor and Lessee Operating Leases; Treasury Stock; Income Taxes; Share-Based Compensation; Transfer of Financial Assets; Derivative Instruments and Hedging; Comprehensive Income (Loss); EPS; and Loss Contingencies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three months ended March 31, 2022.
Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC on January 4, 2021. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. See – DISCONTINUED OPERATIONS for additional information.

Accounting and Reporting Considerations related to COVID-19
Accounting for PPP Loans
In April 2020, Customers began originating loans to qualified small businesses under the PPP administered by the SBA. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The second round of PPP loans have the same general loan terms as the first round, and a processing fee of up to $2,500 per loan of less than $50,000, and 1% to 3% for loans greater than $50,000. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. Customers has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these loans are 100% guaranteed by the SBA. See NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
Loan Modifications
Section 4013 of the CARES Act, as amended by the CAA, gave entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offered practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic were TDRs. Customers applied Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualified under either the CARES Act or the interagency statement, TDR accounting and reporting was suspended. These modifications generally involved principal and/or interest payment deferrals for a period of 90 days at a time and could be extended to six months or longer for modifications that qualified under the Section 4013 of the CARES Act, as amended, if requested by the borrower as long as the reason was still related to COVID-19. These modified loans were not reported as past due or nonaccrual during the deferral period. See NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.

Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.
Accounting Standards Adopted in 2022

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2020-06,
Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

Issued August 2020

• Provides for simplified accounting for convertible debt instruments by eliminating separation models in ASC 470-20 for convertible debt instruments with a cash conversion feature, or another beneficial conversion feature.
• Removes the requirements to consider whether a contract would be settled in registered shares, to consider whether collateral is required to be posted and to assess shareholders rights upon conversion.
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
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
• Eliminates the accounting guidance for TDRs by
creditors, and applies the loan refinancing and restructuring guidance when a borrower is experiencing financial difficulty to determine whether a modification results in a new loan or a continuation of an existing loan.
• Provides enhanced disclosure requirements for certain loan refinancing and restructurings and disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326.
• Effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, provided the amendments are adopted as of the beginning of the fiscal year that includes the interim period of adoption. Early adoption is permitted separately for the amendments to TDRs and vintage disclosures.
• TDR and vintage disclosures are to be adopted prospectively. An entity may adopt TDR recognition and measurement guidance prospectively or elect to use a modified retrospective transition method, with a cumulative effect adjustment to retained earnings at the beginning of the period of adoption.
• Customers expects this guidance will result in additional disclosures related to gross write-offs by vintage year and expansive disclosures for certain loan modifications to borrowers experiencing financial difficulty.
• Customers intends to adopt this guidance during adoption period and is currently evaluating the expected impact of this guidance on its financial condition, results of operations and consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS
On January 4, 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
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

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Discontinued operations:
Non-interest income	$—	$—
Non-interest expense	—	20,354
Loss from discontinued operations before income taxes	—	(20,354)
Income tax expense (benefit)	—	17,682
Net loss from discontinued operations	$—	$(38,036)

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $17.8 million and $13.7 million, respectively, to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the three months ended March 31, 2022 and 2021. Customers held $2.2 billion and $1.8 billion of deposits serviced by BM Technologies as of March 31, 2022 and December 31, 2021, respectively. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022.

NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2022	2021
Net income from continuing operations available to common shareholders	$74,896	$71,240
Net loss from discontinued operations	—	(38,036)
Net income available to common shareholders	$74,896	$33,204

Weighted-average number of common shares outstanding – basic	32,957,033	31,883,946
Share-based compensation plans	1,370,032	957,765
Weighted-average number of common shares – diluted	34,327,065	32,841,711

Basic earnings (loss) per common share from continuing operations	$2.27	$2.23
Basic earnings (loss) per common share from discontinued operations	—	(1.19)
Basic earnings (loss) per common share	2.27	1.04

Diluted earnings (loss) per common share from continuing operations	$2.18	$2.17
Diluted earnings (loss) per common share from discontinued operations	—	(1.16)
Diluted earnings (loss) per common share	2.18	1.01
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2022	2021
Anti-dilutive securities:
Share-based compensation awards	—	277,725

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended March 31, 2022
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2021	$(4,980)	$—	$(4,980)
Unrealized gains (losses) arising during period, before tax	(78,858)	—	(78,858)
Income tax effect	20,503	—	20,503
Other comprehensive income (loss) before reclassifications	(58,355)	—	(58,355)
Reclassification adjustments for (gains) losses included in net income, before tax	1,063	—	1,063
Income tax effect	(276)	—	(276)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	787	—	787
Net current-period other comprehensive income (loss)	(57,568)	—	(57,568)
Balance - March 31, 2022	$(62,548)	$—	$(62,548)

	Three Months Ended March 31, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	400	12,315	12,715
Income tax effect	(104)	(3,202)	(3,306)
Other comprehensive income (loss) before reclassifications	296	9,113	9,409
Reclassification adjustments for (gains) losses included in net income, before tax	(23,566)	25,926	2,360
Income tax effect	6,127	(6,741)	(614)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(17,439)	19,185	1,746
Net current-period other comprehensive income (loss)	(17,143)	28,298	11,155
Balance - March 31, 2021	$6,169	$(778)	$5,391
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.

NOTE 6 — INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$351,847	$(728)	$87	$(7,587)	$343,619
Agency-guaranteed residential mortgage-backed securities	9,242	—	—	(973)	8,269
Agency-guaranteed commercial mortgage-backed securities	2,140	—	—	(95)	2,045
Agency-guaranteed residential collateralized mortgage obligations	618,998	—	833	(16,428)	603,403
Agency-guaranteed commercial collateralized mortgage obligations	172,410	—	—	(9,811)	162,599
Collateralized loan obligations	1,010,938	—	—	(6,576)	1,004,362
Commercial mortgage-backed securities	148,993	—	—	(1,368)	147,625
Corporate notes (2)	607,230	—	1,376	(14,856)	593,750
Private label collateralized mortgage obligations	1,302,400	—	—	(31,993)	1,270,407
State and political subdivision debt securities (3)	8,531	—	—	(581)	7,950
Available for sale debt securities	$4,232,729	$(728)	$2,296	$(90,268)	4,144,029
Equity securities (4)					25,824
Total investment securities, at fair value					$4,169,853

	December 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$297,291	$253	$(119)	$297,425
Agency-guaranteed residential mortgage-backed securities	9,865	—	(312)	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	—	(10)	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	154	(2,315)	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	53	(3,877)	238,844
Collateralized loan obligations	1,067,770	247	(1,215)	1,066,802
Commercial mortgage-backed securities	149,054	53	(180)	148,927
Corporate notes (2)	575,273	6,334	(1,561)	580,046
Private label collateralized mortgage obligations	1,248,142	333	(6,010)	1,242,465
State and political subdivision debt securities (3)	8,535	—	(104)	8,431
Available for sale debt securities	$3,799,851	$7,427	$(15,703)	3,791,575
Equity securities (4)				25,575
Total investment securities, at fair value				$3,817,150
(1)Accrued interest on AFS debt securities totaled $14.3 million and $11.0 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes corporate securities issued by domestic bank holding companies.
(3)Includes both taxable and non-taxable municipal securities.
(4)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at March 31, 2022 and December 31, 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

In June 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the three months ended March 31, 2021, Customers recognized unrealized gains of $1.0 million on its equity securities. These unrealized gains and losses are reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
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
Proceeds from the sale of AFS securities were $156.0 million and $353.9 million for the three months ended March 31, 2022 and 2021, respectively. Gross realized gains and realized losses from the sale of AFS debt securities were $2.0 million and $1.0 million for the three months ended March 31, 2022, respectively. Gross realized gains from the sale of AFS debt securities were $23.6 million for the three months ended March 31, 2021. These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,992	$4,999
Due after one year through five years	419,539	409,141
Due after five years through ten years	191,230	187,560
Asset-backed securities	351,847	343,619
Collateralized loan obligations	1,010,938	1,004,362
Commercial mortgage-backed securities	148,993	147,625
Agency-guaranteed residential mortgage-backed securities	9,242	8,269
Agency-guaranteed commercial mortgage-backed securities	2,140	2,045
Agency-guaranteed residential collateralized mortgage obligations	618,998	603,403
Agency-guaranteed commercial collateralized mortgage obligations	172,410	162,599
Private label collateralized mortgage obligations	1,302,400	1,270,407
Total debt securities	$4,232,729	$4,144,029

Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$199,725	$(3,832)	$—	$—	$199,725	$(3,832)
Agency-guaranteed residential mortgage-backed securities	—	—	8,269	(973)	8,269	(973)
Agency-guaranteed commercial mortgage-backed securities	2,045	(95)	—	—	2,045	(95)
Agency-guaranteed residential collateralized mortgage obligations	434,524	(16,428)	—	—	434,524	(16,428)
Agency-guaranteed commercial collateralized mortgage obligations	95,995	(3,764)	66,605	(6,047)	162,600	(9,811)
Collateralized loan obligations	934,954	(6,457)	25,510	(119)	960,464	(6,576)
Commercial mortgage-backed securities	129,365	(1,368)	—	—	129,365	(1,368)
Corporate notes	393,997	(13,972)	14,115	(884)	408,112	(14,856)
Private label collateralized mortgage obligations	856,760	(27,386)	42,196	(4,607)	898,956	(31,993)
State and political subdivision debt securities	7,950	(581)	—	—	7,950	(581)
Total	$3,055,315	$(73,883)	$156,695	$(12,630)	$3,212,010	$(86,513)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$54,753	$(119)	$—	$—	$54,753	$(119)
Agency-guaranteed residential mortgage-backed securities	9,554	(312)	—	—	9,554	(312)
Agency-guaranteed commercial mortgage-backed securities	2,152	(10)	—	—	2,152	(10)
Agency-guaranteed residential collateralized mortgage obligations	173,492	(2,315)	—	—	173,492	(2,315)
Agency-guaranteed commercial collateralized mortgage obligations	118,334	(3,877)	—	—	118,334	(3,877)
Collateralized loan obligations	715,250	(1,215)	—	—	715,250	(1,215)
Commercial mortgage-backed securities	122,597	(180)	—	—	122,597	(180)
Corporate notes	188,100	(1,561)	—	—	188,100	(1,561)
Private label collateralized mortgage obligations	632,091	(5,874)	6,818	(136)	638,909	(6,010)
State and political subdivision debt securities	8,430	(104)	—	—	8,430	(104)
Total	$2,024,753	$(15,567)	$6,818	$(136)	$2,031,571	$(15,703)

At March 31, 2022, there were 160 AFS debt securities with unrealized losses in the less-than-twelve-months category and 15 AFS debt securities with unrealized loss in the twelve-months-or-more category. Except for the four asset-backed securities where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 175 securities, and it is not more likely than not that Customers will be required to sell any of the 175 securities before recovery of the amortized cost basis. At December 31, 2021, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on four asset-backed securities where there was a deterioration in future estimated cash flows during the three months ended March 31, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type:

Asset-backed securities
(amounts in thousands)	Three Months Ended March 31, 2022
Balance at January 1,	$—
Credit losses on securities for which credit losses were not previously recorded	728
Balance at March 31,	$728
At March 31, 2022 and December 31, 2021, Customers Bank had pledged investment securities aggregating $16.9 million and $11.3 million in fair value, respectively, as collateral primarily for an unused line of credit with another financial institution. These counterparties do not have the ability to sell or repledge these securities.
At March 31, 2022 and December 31, 2021, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	March 31, 2022	December 31, 2021
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	$507	$507
Residential mortgage loans, at fair value	2,496	15,747
Total consumer loans held for sale	3,003	16,254
Loans held for sale	$3,003	$16,254
Total loans held for sale as of March 31, 2022 and December 31, 2021 included NPLs of $0.5 million.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2022 and December 31, 2021.

(amounts in thousands)	March 31, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,755,758	$2,284,325
Loans receivable, PPP	2,195,902	3,250,008
Loans and leases receivable:
Commercial:
Multi-family	1,705,027	1,486,308
Commercial and industrial (1)	3,995,802	3,424,783
Commercial real estate owner occupied	701,893	654,922
Commercial real estate non-owner occupied	1,140,311	1,121,238
Construction	161,024	198,981
Total commercial loans and leases receivable	7,704,057	6,886,232
Consumer:
Residential real estate	466,423	334,730
Manufactured housing	50,669	52,861
Installment	1,897,706	1,744,475
Total consumer loans receivable	2,414,798	2,132,066
Loans and leases receivable	10,118,855	9,018,298
Allowance for credit losses on loans and leases	(145,847)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,924,668	$14,414,827
(1)Includes direct finance equipment leases of $150.7 million and $146.5 million at March 31, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.8) million and $(52.0) million at March 31, 2022 and December 31, 2021, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $80.7 million and $81.6 million at March 31, 2022 and December 31, 2021, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2022 and December 31, 2021, there were $31.8 million and $38.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
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
At March 31, 2022 and December 31, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans receivable, PPP
Customers had $2.2 billion and $3.3 billion of PPP loans outstanding as of March 31, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $36.9 million and $38.8 million for the three months ended March 31, 2022 and 2021, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$10,690	$—	$16,181	$26,871	$1,678,156	$1,705,027
Commercial and industrial	2,591	92	5,432	8,115	3,987,687	3,995,802
Commercial real estate owner occupied	2,935	—	1,046	3,981	697,912	701,893
Commercial real estate non-owner occupied	—	—	1,302	1,302	1,139,009	1,140,311
Construction	—	—	—	—	161,024	161,024
Residential real estate	5,151	446	4,808	10,405	456,018	466,423
Manufactured housing	975	280	4,488	5,743	44,926	50,669
Installment	7,974	4,868	4,865	17,707	1,879,999	1,897,706
Total	$30,316	$5,686	$38,122	$74,124	$10,044,731	$10,118,855

	December 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (1)	Total past due (1)	Loans and leases not past due (2)	Total loans and leases (3)
Multi-family	$1,682	$2,707	$18,235	$22,624	$1,463,684	$1,486,308
Commercial and industrial	2,093	95	5,929	8,117	3,416,666	3,424,783
Commercial real estate owner occupied	287	—	1,304	1,591	653,331	654,922
Commercial real estate non-owner occupied	—	—	2,815	2,815	1,118,423	1,121,238
Construction	—	—	—	—	198,981	198,981
Residential real estate	4,655	789	4,390	9,834	324,896	334,730
Manufactured housing	2,308	768	4,949	8,025	44,836	52,861
Installment	7,349	4,295	3,783	15,427	1,729,048	1,744,475
Total	$18,374	$8,654	$41,405	$68,433	$8,949,865	$9,018,298
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $2.2 billion, of which $37.8 million were 30-59 days past due and $88.3 million were 60 days or more past due as of March 31, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(3)Includes PCD loans of $9.4 million and $9.9 million at March 31, 2022 and December 31, 2021, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	March 31, 2022 (1)			December 31, 2021 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Multi-family	$17,869	$—	$17,869	$22,654	$—	$22,654
Commercial and industrial	5,490	—	5,490	5,837	259	6,096
Commercial real estate owner occupied	2,191	—	2,191	2,475	—	2,475
Commercial real estate non-owner occupied	1,302	—	1,302	2,815	—	2,815
Residential real estate	8,124	—	8,124	7,727	—	7,727
Manufactured housing	—	3,430	3,430	—	3,563	3,563
Installment	—	4,865	4,865	—	3,783	3,783
Total	$34,976	$8,295	$43,271	$41,508	$7,605	$49,113
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three months ended March 31, 2022 and 2021. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the three months ended March 31, 2022 and 2021, respectively.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases for the three months ended March 31, 2022 and 2021, and the loans and leases and ACL by loan and lease type are presented in the tables below.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2022
Ending balance, December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	—	(301)	—	—	—	(4)	—	(8,865)	(9,170)
Recoveries	337	360	7	8	113	6	—	1,113	1,944
Provision (benefit) for credit losses on loans and leases	2,623	(1,996)	621	(263)	134	2,300	64	11,786	15,269
Ending balance, March 31, 2022	$7,437	$10,765	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Three Months Ended March 31, 2021
Ending balance, at December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(635)	(142)	—	—	(50)	—	(12,687)	(14,646)
Recoveries	—	260	8	10	5	10	—	1,832	2,125
Provision (benefit) for credit losses on loans and leases	(3,462)	(4,361)	(3,443)	(7,841)	(1,773)	(728)	(390)	19,079	(2,919)
Ending Balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736

At March 31, 2022, the ACL on loans and leases was $145.8 million, an increase of $8.0 million from the December 31, 2021 balance of $137.8 million. The increase in ACL for the three months ended March 31, 2022 was primarily attributable to the loan growth in the loan portfolio for consumer installment, residential, multi-family and commercial and industrial loans.
Troubled Debt Restructurings
At March 31, 2022 and December 31, 2021, there were $16.6 million and $16.5 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-

accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of March 31, 2022 and December 31, 2021, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gave entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offered practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic were TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. There were no commercial deferments related to COVID-19 at March 31, 2022 and December 31, 2021. Consumer deferments related to COVID-19 were $3.3 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents loans modified in a TDR by type of concession for the three months ended March 31, 2022 and 2021. There were no modifications that involved forgiveness of debt for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	10	$346	8	$184
Other (1)	32	451	20	541
Total	42	$797	28	$725
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of March 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	March 31, 2022		March 31, 2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	1	$49	3	$48
Residential real estate	—	—	1	56
Installment	23	276	16	250
Total loans	24	$325	20	$354
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

To facilitate the monitoring of credit quality within the multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2021 Form 10-K describes Customers Bancorp’s risk rating grades.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of March 31, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$385,034	$400,699	$132,732	$22,884	$126,850	$520,645	$—	$—	$1,588,844
Special mention	—	1,523	—		5,033	49,200	—	—	55,756
Substandard	—	—	—	—	—	60,427	—	—	60,427
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$385,034	$402,222	$132,732	$22,884	$131,883	$630,272	$—	$—	$1,705,027
Commercial and industrial loans and leases:
Pass	$1,008,340	$627,255	$284,982	$224,881	$57,750	$136,853	$1,578,024	$—	$3,918,085
Special mention	—	—	57	156	—	36,223	2,524	—	38,960
Substandard		20,400	4,901	4,565	86	1,464	7,341	—	38,757
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,008,340	$647,655	$289,940	$229,602	$57,836	$174,540	$1,587,889	$—	$3,995,802
Commercial real estate owner occupied loans:
Pass	$60,055	$210,933	$59,025	$122,135	$60,968	$150,564	$672	$—	$664,352
Special mention	—	—	—	3,010	—	2,302	—	—	5,312
Substandard	—	—	—	3,495	9,635	19,099	—	—	32,229
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$60,055	$210,933	$59,025	$128,640	$70,603	$171,965	$672	$—	$701,893
Commercial real estate non-owner occupied:
Pass	$73,544	$135,995	$147,873	$76,351	$65,061	$443,165	$—	$—	$941,989
Special mention	—	—	21,572	—	953	6,069	—	—	28,594
Substandard	—	—	—	29,184	38,409	102,135	—	—	169,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$73,544	$135,995	$169,445	$105,535	$104,423	$551,369	$—	$—	$1,140,311
Construction:
Pass	$11,779	$70,404	$13,894	$49,175	$4,791	$9,321	$1,660	$—	$161,024
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$11,779	$70,404	$13,894	$49,175	$4,791	$9,321	$1,660	$—	$161,024
Total commercial loans and leases receivable	$1,538,752	$1,467,209	$665,036	$535,836	$369,536	$1,537,467	$1,590,221	$—	$7,704,057
Residential real estate loans:
Performing	$8,713	$178,623	$12,064	$31,045	$17,126	$127,537	$84,904	$—	$460,012
Non-performing	—	—	—	329	1,138	4,009	935	—	6,411
Total residential real estate loans	$8,713	$178,623	$12,064	$31,374	$18,264	$131,546	$85,839	$—	$466,423
Manufactured housing loans:
Performing	$—	$—	$—	$248	$291	$46,315	$—	$—	$46,854
Non-performing	—	—	—	—	—	3,815	—	—	3,815
Total manufactured housing loans	$—	$—	$—	$248	$291	$50,130	$—	$—	$50,669
Installment loans:
Performing	$311,579	$883,638	$325,741	$265,764	$25,590	$2,082	$78,600	$—	$1,892,994
Non-performing	—	1,834	1,065	1,534	83	115	81	—	4,712
Total installment loans	$311,579	$885,472	$326,806	$267,298	$25,673	$2,197	$78,681	$—	$1,897,706
Total consumer loans	$320,292	$1,064,095	$338,870	$298,920	$44,228	$183,873	$164,520	$—	$2,414,798
Loans and leases receivable	$1,859,044	$2,531,304	$1,003,906	$834,756	$413,764	$1,721,340	$1,754,741	$—	$10,118,855

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Multi-family loans:
Pass	$403,075	$133,452	$23,068	$209,070	$282,663	$316,491	$—	$—	$1,367,819
Special mention	—	—	—	9,936	18,489	28,776	—	—	57,201
Substandard	—	—	—	—	38,216	23,072	—	—	61,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$403,075	$133,452	$23,068	$219,006	$339,368	$368,339	$—	$—	$1,486,308
Commercial and industrial loans and leases:
Pass	$974,016	$337,045	$266,677	$86,691	$55,536	$89,860	$1,484,287	$—	$3,294,112
Special mention	476	1,408	3,325	4,904	36,252	92	14,662	—	61,119
Substandard	18,786	10,257	9,543	11,586	5,682	6,764	6,934	—	69,552
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$993,278	$348,710	$279,545	$103,181	$97,470	$96,716	$1,505,883	$—	$3,424,783
Commercial real estate owner occupied loans:
Pass	$213,102	$59,348	$124,626	$60,993	$58,073	$99,219	$672	$—	$616,033
Special mention	—	—	2,876	318	2,044	572	—	—	5,810
Substandard	—	—	3,750	9,682	8,824	10,823	—	—	33,079
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$213,102	$59,348	$131,252	$70,993	$68,941	$110,614	$672	$—	$654,922
Commercial real estate non-owner occupied:
Pass	$136,897	$149,898	$95,504	$66,040	$153,509	$310,435	$—	$—	$912,283
Special mention	—	21,694	11,113	9,373	43,215	20,540	—	—	105,935
Substandard	—	—	—	35,846	20,516	46,658	—	—	103,020
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$136,897	$171,592	$106,617	$111,259	$217,240	$377,633	$—	$—	$1,121,238
Construction:
Pass	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Total commercial loans and leases receivable	$1,803,457	$762,301	$618,104	$509,267	$723,019	$962,716	$1,507,368	$—	$6,886,232
Residential real estate loans:
Performing	$107,854	$8,251	$21,096	$11,389	$6,707	$84,035	$87,438	$—	$326,770
Non-performing	—	—	335	1,015	669	3,587	2,354	—	7,960
Total residential real estate loans	$107,854	$8,251	$21,431	$12,404	$7,376	$87,622	$89,792	$—	$334,730
Manufactured housing loans:
Performing	$—	$—	$253	$299	$73	$47,537	$—	$—	48,162
Non-performing	—	—	—	—	—	4,699	—	—	4,699
Total manufactured housing loans	$—	$—	$253	$299	$73	$52,236	$—	$—	$52,861
Installment loans:
Performing	$973,525	$390,788	$341,582	$31,481	$1,601	$1,016	$25	$—	$1,740,018
Non-performing	1,162	1,002	2,074	156	2	61	—	—	4,457
Total installment loans	$974,687	$391,790	$343,656	$31,637	$1,603	$1,077	$25	$—	$1,744,475
Total consumer loans	$1,082,541	$400,041	$365,340	$44,340	$9,052	$140,935	$89,817	$—	$2,132,066
Loans and leases receivable	$2,885,998	$1,162,342	$983,444	$553,607	$732,071	$1,103,651	$1,597,185	$—	$9,018,298

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Purchases (1)
Residential real estate	$146,874	$—
Installment (2)	59,456	115,849
Total	$206,330	$115,849
Sales (3)
Commercial and industrial	$8,840	$18,931
Commercial real estate owner occupied	5,441	2,237
Commercial real estate non-owner occupied	—	18,366
Total	$14,281	$39,534
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.1% and 101.0% of loans outstanding for the three months ended March 31, 2022 and 2021, respectively.
(2)Installment loan purchases for the three months ended March 31, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended March 31, 2022 and 2021, loan sales resulted in net gains of $2.1 million and $1.6 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $3.6 billion and $3.7 billion at March 31, 2022 and December 31, 2021, respectively. No PPP loans were pledged to the FRB in accordance with borrowing from the PPPLF at March 31, 2022 and December 31, 2021.

NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between 3 months and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. Most lease agreements consist of initial lease terms ranging between 1 and 5 years, with options to renew the leases or extend the term up to 15 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2022	December 31, 2021
ASSETS
Operating lease ROU assets	Other assets	$12,364	$12,677
LIABILITIES
Operating lease liabilities	Other liabilities	$14,003	$14,524

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2022	2021
Operating lease cost (1)	Occupancy expenses	$998	$1,117
(1) There were no variable lease costs for the three months ended March 31, 2022 and 2021, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2022:

(amounts in thousands)	March 31, 2022
2022	$3,238
2023	4,018
2024	2,991
2025	2,060
2026	1,125
Thereafter	1,791
Total minimum payments	15,223
Less: interest	1,220
Present value of lease liabilities	$14,003
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has a signed lease that has not yet commenced as of March 31, 2022 with future minimum lease payments of $7.1 million. Cash paid pursuant to the operating lease liability was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.7 years	3.9 years

Weighted average discount rate
Operating leases	2.82%	2.74%
Equipment Lessor
CCF is a wholly-owned subsidiary of Customers Bank and is referred to as the Equipment Finance Group. CCF goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. CCF is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Terms typically range from 24 months to 120 months. CCF offers the following products: Loans, Capital Lease, PUT, TRAC, Split-TRAC, and FMV. Direct finance leases are included in commercial and industrial loans and leases receivable.
The residual values are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. Expected credit losses on direct financing leases and the related estimated residual values are included in the ACL on loans and leases.
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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2022 and December 31, 2021:

(amounts in thousands)	Classification	March 31, 2022	December 31, 2021
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$139,203	$134,855
Guaranteed residual assets	Loans and leases receivable	11,631	11,397
Unguaranteed residual assets	Loans and leases receivable	5,820	5,665
Deferred initial direct costs	Loans and leases receivable	623	448
Unearned income	Loans and leases receivable	(5,917)	(5,383)
Net investment in direct financing leases		$151,360	$146,982

Operating leases
Investment in operating leases	Other assets	$159,177	$158,135
Accumulated depreciation	Other assets	(43,802)	(40,749)
Deferred initial direct costs	Other assets	809	872
Net investment in operating leases		116,184	118,258
Total lease assets		$267,544	$265,240
COVID-19 Impact on Leases
Customers granted concessions to lessees as a result of the business impact of the COVID-19 pandemic. Customers had no finance or operating leases with payment deferments at March 31, 2022. At December 31, 2021, the book values of finance and operating leases with payment deferments were $22.8 million and $7.4 million, respectively. The concessions did not have a material impact on interest income from leases for the three months ended March 31, 2022 and 2021. Additionally, Customers did not receive any concessions on its operating leases in which Customers is the lessee.
NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$700,000	0.26%
Federal funds purchased	700,000	0.40%	75,000	0.05%
Total short-term debt	$700,000		$775,000

The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	March 31, 2022 (1)	December 31, 2021 (2)
FHLB advances
Maximum outstanding at any month end	$—	$850,000
Average balance during the period	127,778	264,704
Weighted-average interest rate during the period	0.32%	2.35%
Federal funds purchased
Maximum outstanding at any month end	700,000	365,000
Average balance during the period	88,611	22,110
Weighted-average interest rate during the period	0.33%	0.07%
(1)    For the three months ended March 31, 2022.
(2)    For the year ended December 31, 2021.
At March 31, 2022 and December 31, 2021, Customers Bank had aggregate availability under federal funds lines totaling $0.7 billion and $1.3 billion, respectively.
Long-term debt
FHLB and FRB advances

There were no long-term advances outstanding with the FHLB or FRB at March 31, 2022 and December 31, 2021.
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
The maximum borrowing capacity with the FHLB and FRB at March 31, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	March 31, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,337,211	$2,973,635
Total maximum borrowing capacity with the FRB (1)	214,908	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,218,252	3,594,339
(1)    Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. Customers had no borrowings under the PPPLF at March 31, 2022 and December 31, 2021.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2022 and December 31, 2021 were as follows:

		March 31, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,844	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,702	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	98,684	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,230	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,448	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,294	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,742	$181,673
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
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 115,324 shares of its common stock for $6.3 million under the Share Repurchase Program on various dates during the three months ended March 31, 2022.
Preferred Stock
As of March 31, 2022, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding.

The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2022 (1)
Fixed-to-floating rate:	Issue Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$0.33
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$0.31
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the three months ended March 31, 2022.
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
In April 2020, the U.S. federal banking regulatory agencies issued an interim final rule that permits banks to exclude the impact of participating in the SBA PPP program in their regulatory capital ratios. Specifically, PPP loans are zero percent risk weighted and a bank can exclude all PPP loans pledged as collateral to the PPPLF from its average total consolidated assets for purposes of calculating the Tier 1 capital to average assets ratio (i.e. a leverage ratio). Customers applied this regulatory guidance in the calculation of its regulatory capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2022 and December 31, 2021, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,344,684	9.893%	$611,629	4.500%	N/A	N/A	$951,423	7.000%
Customers Bank	$1,573,796	11.598%	$610,658	4.500%	$882,062	6.500%	$949,913	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,482,477	10.907%	$815,505	6.000%	N/A	N/A	$1,155,299	8.500%
Customers Bank	$1,573,796	11.598%	$814,211	6.000%	$1,085,615	8.000%	$1,153,466	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,749,655	12.873%	$1,087,340	8.000%	N/A	N/A	$1,427,134	10.500%
Customers Bank	$1,768,525	13.032%	$1,085,615	8.000%	$1,357,019	10.000%	$1,424,870	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,482,477	7.723%	$767,836	4.000%	N/A	N/A	$767,836	4.000%
Customers Bank	$1,573,796	8.211%	$766,712	4.000%	$958,391	5.000%	$766,712	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2022 and December 31, 2021:
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
Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses ("ASC 326"), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or DCF analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, DCF based upon the expected proceeds, sales agreements or letters of intent with third parties. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at March 31, 2022 and December 31, 2021 were as follows.

			Fair Value Measurements at March 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$274,600	$274,600	$274,600	$—	$—
Debt securities, available for sale	4,144,029	4,144,029	—	4,022,176	121,853
Loans held for sale	3,003	3,003	—	2,496	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,924,668	13,571,137	—	1,755,758	11,815,379
FHLB, Federal Reserve Bank and other restricted stock	46,040	46,040	—	46,040	—
Derivatives	21,954	21,954	—	21,805	149
Liabilities:
Deposits	$16,415,560	$16,343,932	$15,969,368	$374,564	$—
Federal funds purchased	700,000	700,000	700,000	—	—
Other borrowings	223,230	219,130	—	219,130	—
Subordinated debt	181,742	196,482	—	196,482	—
Derivatives	18,370	18,370	—	18,370	—

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$518,032	$518,032	$518,032	$—	$—
Debt securities, available for sale	3,791,575	3,791,575	—	3,648,690	142,885
Loans held for sale	16,254	16,254	—	15,747	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	14,207,811	—	2,284,325	11,923,486
FHLB, Federal Reserve Bank and other restricted stock	64,584	64,584	—	64,584	—
Derivatives	27,295	27,295	—	27,116	179
Liabilities:
Deposits	$16,777,924	$16,777,236	$16,270,586	$506,650	$—
Federal funds purchased	75,000	75,000	75,000	—	—
FHLB advances	700,000	700,000	—	700,000	—
Other borrowings	223,086	226,585	—	226,585	—
Subordinated debt	181,673	204,782	—	204,782	—
Derivatives	26,544	26,544	—	26,544	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$221,766	$121,853	$343,619
Agency-guaranteed residential mortgage-backed securities	—	8,269	—	8,269
Agency-guaranteed commercial mortgage-backed securities	—	2,045	—	2,045
Agency-guaranteed residential collateralized mortgage obligations	—	603,403	—	603,403
Agency-guaranteed commercial collateralized mortgage obligations	—	162,599	—	162,599
Collateralized loan obligations	—	1,004,362	—	1,004,362
Commercial mortgage-backed securities	—	147,625	—	147,625
Corporate notes	—	593,750	—	593,750
Private label collateralized mortgage obligations	—	1,270,407	—	1,270,407
State and political subdivision debt securities	—	7,950	—	7,950
Derivatives	—	21,805	149	21,954
Loans held for sale – fair value option	—	2,496	—	2,496
Loans receivable, mortgage warehouse – fair value option	—	1,755,758	—	1,755,758
Total assets – recurring fair value measurements	$—	$5,802,235	$122,002	$5,924,237
Liabilities
Derivatives	$—	$18,370	$—	$18,370
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,485	$2,485
Total assets – nonrecurring fair value measurements	$—	$—	$2,485	$2,485

	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$154,540	$142,885	$297,425
Agency-guaranteed residential mortgage–backed securities	—	9,553	—	9,553
Agency-guaranteed commercial mortgage–backed securities	—	2,152	—	2,152
Agency-guaranteed residential collateralized mortgage obligations	—	196,930	—	196,930
Agency-guaranteed commercial collateralized mortgage obligations	—	238,844	—	238,844
Collateralized loan obligations	—	1,066,802	—	1,066,802
Commercial mortgage-backed securities	—	148,927	—	148,927
Corporate notes	—	580,046	—	580,046
Private label collateralized mortgage obligations	—	1,242,465	—	1,242,465
State and political subdivision debt securities	—	8,431	—	8,431
Derivatives	—	27,116	179	27,295
Loans held for sale – fair value option	—	15,747	—	15,747
Loans receivable, mortgage warehouse – fair value option	—	2,284,325	—	2,284,325
Total assets – recurring fair value measurements	$—	$5,975,878	$143,064	$6,118,942
Liabilities
Derivatives	$—	$26,544	$—	$26,544
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,121	$5,121
Total assets – nonrecurring fair value measurements	$—	$—	$5,121	$5,121
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Balance at January 1,	$179	$200
Issuances	149	196
Settlements	(179)	(200)
Balance at March 31,	$149	$196

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2022 are summarized in the tables below.

Asset-backed securities
(amounts in thousands)	Three Months Ended March 31, 2022
Balance at January 1,	$142,885
Principal payments	(16,349)
Credit losses	(728)
Change in fair value recognized in OCI	(3,955)
Balance at March 31,	$121,853
There were no transfers between levels during the three months ended March 31, 2022 and 2021.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2022 and December 31, 2021 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
March 31, 2022
Asset-backed securities	$121,853	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 6% (4%) 7% - 8% (8%) 16% - 30% (19%)
Collateral-dependent loans – real estate	1,809	Collateral appraisal (1)	Liquidation expenses (2)	5% - 5% (5%)
Collateral-dependent loans – commercial and industrial	676	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (13%) 25% - 27% (26%)
Residential mortgage loan commitments	149	Adjusted market bid	Pull-through rate	69% - 88% (82%)

	Quantitative Information about Level 3 Fair Value Measurements
(amounts in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Asset-backed securities	$142,885	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 5% (5%) 4% - 4% (4%) 17% - 33% (19%)
Collateral-dependent loans – real estate	4,170	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	951	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	179	Adjusted market bid	Pull-through rate	76% - 89% (85%)
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
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the three months ended March 31, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021.

At March 31, 2022 and December 31, 2021, Customers had no interest rate derivative designated as cash flow hedges of interest rate risk.
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
At March 31, 2022, Customers had 14 outstanding interest rate derivatives with notional amounts totaling $64.0 million that were designated as fair value hedges of certain AFS debt securities. During the three months ended March 31, 2022, Customers terminated two interest rate derivatives with notional amounts totaling $16.5 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. During the three months ended March 31, 2021, Customers terminated seven interest rate derivatives with notional amounts totaling $186.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million designated as fair value hedges.
As of March 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
AFS debt securities	$64,000	$80,500	$3,653	$1,750
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2022, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregated notional amount of $263.2 million related to this program. At December 31, 2021, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregate notional amount of $264.7 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2022 and December 31, 2021, Customers had an outstanding notional balance of residential mortgage loan commitments of $6.4 million and $8.2 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At March 31, 2022 and December 31, 2021, Customers had outstanding notional balances of credit derivatives of $129.1 million and $129.9 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$3,653	Other liabilities	$—
Total		$3,653		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$16,007	Other liabilities	$16,158
Interest rate caps	Other assets	2,090	Other liabilities	2,090
Credit contracts	Other assets	55	Other liabilities	122
Residential mortgage loan commitments	Other assets	149	Other liabilities	—
Total		$18,301		$18,370

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,750	Other liabilities	$—
Total		$1,750		$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$24,747	Other liabilities	$25,855
Interest rate caps	Other assets	488	Other liabilities	488
Credit contracts	Other assets	131	Other liabilities	201
Residential mortgage loan commitments	Other assets	179	Other liabilities	—
Total		$25,545		$26,544

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2022 and 2021.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2022	2021
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$2,521	$4,907
Recognized on hedged AFS debt securities	Net interest income	(2,521)	(4,907)
Total		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$961	$2,399
Interest rate caps	Other non-interest income	—	—
Credit contracts	Other non-interest income	3	137
Residential mortgage loan commitments	Mortgage banking income	(31)	(4)
Total		$933	$2,532
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the three months ended March 31, 2022 and 2021.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(amounts in thousands)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$9,113	Interest expense	$—	$(1,459)
			Other non-interest income (2)	—	(24,467)
				$—	$(25,926)

(1) Amounts presented are net of taxes. See NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
(2)    Includes loss on cash flow hedge derivative terminations.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2022, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $9.6 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had posted $4.1 million of cash as collateral at March 31, 2022. Customers records cash posted as collateral with these counterparties, except with a central clearing entity, as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets.

Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers' interest rate swaps and interest rate caps with institutional counterparties are subject to master netting arrangements and are included in the tables below. Interest rate swaps and interest rate caps with commercial banking customers and residential mortgage loan commitments are not subject to master netting arrangements and are excluded from the tables below. Customers has not made a policy election to offset its derivative positions.

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
March 31, 2022
Interest rate derivative assets with institutional counterparties	$6,546	$—	$—	$6,546

Interest rate derivative liabilities with institutional counterparties	$4,115	$—	$(4,115)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/(Posted)	Net Amount
December 31, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$23,348	$—	$(23,348)	$—
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
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the impact of the ongoing pandemic on the U.S. economy and customer behavior, the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the continued success and acceptance of our blockchain payments system, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2021, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2022. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2021 Form 10-K.
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
Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC on January 4, 2021. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
In October 2021, Customers Bank launched the Customers Bank Instant Token or CBITTM on the TassatPayTM blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of March 31, 2022, Customers Bank held $1.8 billion of deposits from customers participating in CBIT.
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
Impact of COVID-19, Geopolitical Conflict and Macroeconomic Uncertainties
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 and its variants has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses during the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation including the CARES Act and subsequent amendments and the Federal Reserve Board maintaining a low interest rate environment. The CARES Act included the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships.
In response to the COVID-19 pandemic, Customers has taken deliberate actions to ensure that it has the necessary balance sheet strength to serve its clients and communities, including increases in liquidity and reserves supported by a strong capital position. Customers' business and consumer customers continue to experience varying degrees of financial distress. In order to protect the health of its customers and team members, and to comply with applicable government directives, Customers had modified its business practices, including directing team members to work remotely insofar as is possible and implementing its business continuity plans and protocols to the extent necessary. Since that time, Customers has launched the “Return to Workplace” initiative, and communicated a goal of having more team members return to the workplace. In that communication, Customers announced the following steps along with a continuing commitment to remain empathetic and cognizant of balancing company principles, customer support, team member support and remaining vigilant in tracking and preventing COVID-19 exposures to protect our team members and customers. Customers implemented a “ hybrid model” encouraging and tracking the movement of more team members returning to the office, released a communication requiring all team members to read, sign and acknowledge a Code of Commitment to reveal exposures to COVID-19, thereby allowing Customers to manage the possible impact with 100 percent participation of our team members. Customers has started tracking vaccination rates and less than 10 percent of our team members are not vaccinated or not planning to be vaccinated.
Customers also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program's qualifications. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. All commercial loans previously on deferments became current by December 31, 2021 from a peak of $1.2 billion. Customers had no pending commercial loan deferment requests as of December 31, 2021. As of March 31, 2022, total consumer deferments declined to $3.3 million, from a peak of $108.0 million. As of December 31, 2021, total consumer deferments were $6.1 million, or 0.1% of total loans and leases, excluding PPP loans. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the following reconciliation schedule.

(dollars in thousands)	March 31, 2022	December 31, 2021
Loans held for sale (GAAP)	$3,003	$16,254
Loans receivable, mortgage warehouse, at fair value (GAAP)	1,755,758	2,284,325
Loans and leases receivable (GAAP)	12,314,757	12,268,306
Total loans and leases receivable (GAAP)	14,073,518	14,568,885
Less: Loans receivable, PPP	2,195,902	3,250,008
Total loans and leases, excluding PPP (Non-GAAP)	$11,877,616	$11,318,877

Commercial deferments (GAAP)	$—	$—
Consumer deferments (GAAP)	3,262	6,060
Total deferments (GAAP)	$3,262	$6,060

Commercial deferments to total loans and leases, excluding PPP (Non-GAAP)	—%	—%
Consumer deferments to total loans and leases, excluding PPP (Non-GAAP)	0.0%	0.1%
Total deferments to total loans and leases, excluding PPP (Non-GAAP)	0.0%	0.1%
The Federal Reserve Board had taken a range of actions to support the flow of credit to households and businesses at the outbreak of COVID-19. The Federal Reserve Board established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers participated in some of these facilities and programs, primarily the PPPLF. Customers fully repaid the borrowing from the PPPLF during the three months ended September 30, 2021. No new advances are available from the PPPLF after July 30, 2021. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values. In response, the Federal Reserve Board has begun normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate in March 2022.
Significant uncertainties as to future economic conditions continue to exist, including inflation, global supply chain issues, and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of on-balance sheet liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has also shifted the mix of its loan portfolio towards commercial loans with floating or adjustable interest rates and increased its non-interest bearing and interest-bearing demand deposits to position the Bank for future interest rate hikes. Customers continues to monitor closely the impact of COVID-19 and its variants, the military conflict between Russia and Ukraine and macroeconomic uncertainties, as well as any effects that may result from the federal government's responses including future rate hikes; however, the extent to which the ongoing COVID-19 pandemic, the geopolitical conflict and macroeconomic factors will impact Customers' operations and financial results during the remainder of 2022 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, please refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2021 Form 10-K and updated in this Form 10-Q for the quarterly period ended March 31, 2022 in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.
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
Allowance for Credit Losses
Customers' ACL at March 31, 2022 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool, while also incorporating prepayment assumptions into its lifetime loss rates. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, portfolio performance and assigned risk ratings. Significant loan/borrower attributes utilized in the models include property type, initial loan to value, assigned risk ratings, delinquency status, origination date, maturity date, initial FICO scores, and borrower industry and state.
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modelled credit loss estimates, nature and volume of loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.
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
The net increase in our estimated ACL as of March 31, 2022 as compared to our December 31, 2021 estimate was primarily attributable to the loan growth in the loan portfolio for consumer installment, residential, multi-family and commercial and industrial loans. There was a $15.3 million provision for credit losses on loans and leases for the three months ended March 31, 2022, resulting in an ACL ending balance of $147.8 million ($145.8 million for loans and leases and $2.0 million for unfunded lending-related commitments) as of March 31, 2022.
To determine the ACL as of March 31, 2022, Customers utilized Moody's March 2022 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at March 2022 assumed decelerating growth in macroeconomic forecasts compared to the fourth quarter 2021 forecasts of macroeconomic conditions used by Customers; the impact of the Russian invasion of Ukraine on the U.S. economy would be marginal and the disruptions to oil, natural gas and other commodity markets will be limited and temporary; the COVID-19 pandemic slowly receding and becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve Board raising the target range for the fed funds rate four times by 25 basis points each time in 2022; and the U.S. economy achieving full-employment with a 3.5% unemployment rate in late 2022 or early 2023. Customers continues to monitor the impact of the military conflict between Russia and Ukraine, the ongoing COVID-19 pandemic, inflation, and related policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
As of December 31, 2021, the ACL ending balance was $139.9 million ($137.8 million for loans and leases and $2.1 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2021, Customers utilized the Moody's December 2021 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the forecasts of macroeconomic conditions used by Customers in 2020; the Federal Reserve Board has accelerated its tapering process in the fourth quarter of 2021 and the first rate hike is assumed to occur in 2022; a continuing U.S. economic recovery from federal spending and abatement of the COVID-19 pandemic, notwithstanding the impact of the Omicron variant; and the acceleration in consumer prices is expected to peak and moderate in the near-term as the supply chain issues subside.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the military conflict between Russia and Ukraine worsening significantly and persisting longer, causing oil prices to rise more sharply than the Baseline projections, new infections, hospitalizations and COVID-19 deaths rising significantly again as compared to the Baseline projections, slowing growth in consumer spending on air travel, retail and hotels, worsening supply chain issues boosting inflation, rising unemployment and the U.S. economy falling into recession. Under this scenario, as an example, the unemployment rate is estimated at 5.8% and 7.6% at the end of 2022 and 2023, respectively. These numbers represent a 2.2% and 4.2% higher unemployment estimate than Baseline scenario projections of 3.6% and 3.4%, respectively for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $37.2 million at March 31, 2022. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as the ongoing COVID-19 pandemic, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the ongoing COVID-19 pandemic has and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, see "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Net interest income	$164,699	$132,731	$31,968	24.1%
Provision (benefit) for credit losses	15,997	(2,919)	18,916	(648.0)%
Total non-interest income	21,198	18,468	2,730	14.8%
Total non-interest expense	73,807	61,927	11,880	19.2%
Income before income tax expense	96,093	92,191	3,902	4.2%
Income tax expense	19,332	17,560	1,772	10.1%
Net income from continuing operations	76,761	74,631	2,130	2.9%
Loss from discontinued operations before income taxes	—	(20,354)	20,354	(100.0)%
Income tax expense from discontinued operations	—	17,682	(17,682)	(100.0)%
Net loss from discontinued operations	—	(38,036)	38,036	(100.0)%
Net income	76,761	36,595	40,166	109.8%
Preferred stock dividends	1,865	3,391	(1,526)	(45.0)%
Net income available to common shareholders	$74,896	$33,204	$41,692	125.6%
Customers reported net income available to common shareholders of $74.9 million for the three months ended March 31, 2022 compared to net income available to common shareholders of $33.2 million for the three months ended March 31, 2021. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows.
Net interest income
Net interest income increased $32.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as average interest-earning assets increased by $628.4 million, and NIM increased by 60 basis points to 3.60% for the three months ended March 31, 2022 from 3.00% for the three months ended March 31, 2021. The increase in interest-earning assets was driven by increases in investment securities, commercial and industrial loans and leases and installment loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The shift in the mix of interest-earning assets and PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 36 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The NIM also increased from equity investment distributions, which are included in other interest income. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 20 basis points decline in the cost of interest-bearing liabilities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $2.2 billion ($2.6 billion average balance) of PPP loans yielding 5.66% and $5.6 billion ($5.8 billion average balance) of interest-bearing demand deposits costing 0.54%. Non-interest bearing demand deposits was $4.6 billion ($4.9 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.43% and 0.67% for the three months ended March 31, 2022 and 2021, respectively.
Provision (benefit) for credit losses
The $18.9 million increase in the provision for credit losses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily reflects the loan growth in the loan portfolio for consumer installment, residential, multi-family and commercial and industrial loans. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.44% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Credit Risk), at March 31, 2022, compared to 1.71% at March 31, 2021. Net charge-offs for the three months ended March 31, 2022 were $7.2 million, or 21 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $12.5 million, or 33 basis points on an annualized basis, for the three months ended March 31, 2021. The decrease in net charge-offs for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to lower charge-offs for consumer installment loans.

The provision for credit losses for the three months ended March 31, 2022 also includes a provision for credit losses of $0.7 million on certain asset-backed securities included in our investment securities. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Non-interest income
The $2.7 million increase in non-interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from a decrease of $24.5 million in loss on cash flow hedge derivative terminations, and increases of $6.6 million in bank-owned life insurance income, $1.1 million in loan fees and $0.7 million in commercial lease income. These increases were offset in part by decreases of $24.6 million in gain (loss) on sale of investment securities, $2.2 million in mortgage warehouse transactional fees, $1.6 million in unrealized gain (loss) on derivatives, $1.3 million in unrealized gain (loss) on investment securities, $0.5 million in other non-interest income and $0.1 million in gain (loss) on sale of SBA and other loans.
Non-interest expense
The $11.9 million increase in non-interest expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from increases of $4.1 million in technology, communication and bank operations, $2.6 million in salaries and employee benefits, $1.9 million in loan servicing, $1.8 million in other non-interest expense, $1.1 million in professional services and $0.7 million in commercial lease depreciation. These increases were offset in part by a decrease of $0.4 million in merger and acquisition related expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Income tax expense
Customers' effective tax rate from continuing operations was 20.1% for the three months ended March 31, 2022 compared to 19.0% for the three months ended March 31, 2021. The increase in the effective tax rate primarily resulted from reduced investment tax credits for 2022 and a benefit for the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries included in 2021, offset in part by excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022.
Net loss from discontinued operations
On January 4, 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying unaudited consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
Customers had no loss from discontinued operations, net of income taxes for the three months ended March 31, 2022 compared to $38.0 million for the three months ended March 31, 2021 as the divestiture of BMT was completed on January 4, 2021. The $38.0 million decrease was primarily related to restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the three months ended March 31, 2021. See "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
Preferred stock dividends
Preferred stock dividends were $1.9 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2022 and 2021.

On March 15, 2021, the Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2022 and 2021. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,							Three Months Ended March 31,
	2022				2021			2022 vs. 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)		Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$826,240	$329	0.16%		$1,177,315	$302	0.10%	$133	$(106)	$27
Investment securities (1)	4,036,966	20,295	2.01%		1,357,558	7,979	2.35%	(1,279)	13,595	12,316
Loans and leases:
Commercial loans to mortgage companies	1,836,647	14,006	3.09%		3,122,098	23,791	3.09%	—	(9,785)	(9,785)
Multi-family loans	1,531,846	13,766	3.64%		1,689,174	15,848	3.80%	(648)	(1,434)	(2,082)
Commercial and industrial loans and leases (2)	4,124,408	36,659	3.60%		2,848,328	27,850	3.97%	(2,786)	11,595	8,809
PPP loans	2,641,318	36,894	5.66%		4,623,213	38,832	3.41%	19,028	(20,966)	(1,938)
Non-owner occupied commercial real estate loans	1,312,210	12,207	3.77%		1,348,938	12,794	3.85%	(254)	(333)	(587)
Residential mortgages	416,417	3,680	3.58%		373,497	3,485	3.78%	(191)	386	195
Installment loans	1,794,145	39,963	9.03%		1,323,863	29,517	9.04%	(33)	10,479	10,446
Total loans and leases (3)	13,656,991	157,175	4.67%		15,329,111	152,117	4.02%	22,816	(17,758)	5,058
Other interest-earning assets	52,111	5,677	NM	(7)	79,960	717	3.64%	5,294	(334)	4,960
Total interest-earning assets	18,572,308	183,476	4.00%		17,943,944	161,115	3.64%	16,514	5,847	22,361
Non-interest-earning assets	557,022				581,777
Total assets	$19,129,330				$18,525,721
Liabilities
Interest checking accounts	$5,769,372	7,730	0.54%		$2,691,723	5,599	0.84%	(2,527)	4,658	2,131
Money market deposit accounts	4,880,051	4,674	0.39%		4,435,930	6,059	0.55%	(1,926)	541	(1,385)
Other savings accounts	880,113	784	0.36%		1,414,350	2,400	0.69%	(903)	(713)	(1,616)
Certificates of deposit	450,644	524	0.47%		666,239	1,600	0.97%	(661)	(415)	(1,076)
Total interest-bearing deposits (4)	11,980,180	13,712	0.46%		9,208,242	15,658	0.69%	(5,979)	4,033	(1,946)
Federal funds purchased	88,611	73	0.33%		16,333	3	0.07%	32	38	70
FRB PPP liquidity facility	—	—	—%		3,941,718	3,402	0.35%	—	(3,402)	(3,402)
Borrowings	532,610	4,992	3.80%		1,155,493	9,321	3.27%	1,321	(5,650)	(4,329)
Total interest-bearing liabilities	12,601,401	18,777	0.60%		14,321,786	28,384	0.80%	(6,489)	(3,118)	(9,607)
Non-interest-bearing deposits (4)	4,900,983				2,819,871
Total deposits and borrowings	17,502,384		0.43%		17,141,657		0.67%
Other non-interest-bearing liabilities	237,131				247,798
Total liabilities	17,739,515				17,389,455
Shareholders' equity	1,389,815				1,136,266
Total liabilities and shareholders' equity	$19,129,330				$18,525,721
Net interest income		164,699				132,731		$23,003	$8,965	$31,968
Tax-equivalent adjustment (5)		239				292
Net interest earnings		$164,938				$133,023
Interest spread			3.57%				2.97%
Net interest margin			3.59%				3.00%
Net interest margin tax equivalent (5)			3.60%				3.00%
Net interest margin tax equivalent, excluding PPP loans (6)			3.32%				2.99%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.33% and 0.53% for the three months ended March 31, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended March 31, 2022 and 2021, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended March 31, 2022 and 2021, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
(7)Not Meaningful. Average yield on other interest-earning assets for the three months ended March 31, 2022 was 44.18% primarily due to $5.2 million of equity investment distributions.
Net interest income increased $32.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as average interest-earning assets increased by $628.4 million, primarily related to increases in investment securities, commercial and industrial loans and installment loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021 with rising interest rates.
The NIM increased by 60 basis points to 3.60% for the three months ended March 31, 2022 from 3.00% for the three months ended March 31, 2021 resulting primarily from the PPP loan forgiveness, as well as a shift in the mix of interest-earning assets and interest-bearing liabilities in a lower interest rate environment. The shift in the mix of interest-earning assets and PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 36 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The NIM also increased from equity investment distributions, which are included in other interest income. The shift in the mix of interest-bearing liabilities in a lower interest rate environment drove a 20 basis points decline in the cost of interest-bearing liabilities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities was $2.2 billion ($2.6 billion average balance) of PPP loans yielding 5.66% and $5.6 billion ($5.8 billion average balance) of interest-bearing demand deposits costing 0.54%. Non-interest bearing demand deposits was $4.6 billion ($4.9 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.43% and 0.67% for the three months ended March 31, 2022 and 2021, respectively.
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
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three months ended March 31, 2022 and 2021 is set forth below.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net interest income (GAAP)	$164,699	$132,731
Tax-equivalent adjustment	239	292
Net interest income tax equivalent (Non-GAAP)	164,938	133,023
Loans receivable, PPP net interest income	(34,615)	(34,842)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$130,323	$98,181

Average total interest-earning assets (GAAP)	$18,572,308	$17,943,944
Average PPP loans	(2,641,318)	(4,623,213)
Adjusted average total interest-earning assets (Non-GAAP)	$15,930,990	$13,320,731

Net interest margin (GAAP)	3.59%	3.00%
Net interest margin tax equivalent (Non-GAAP)	3.60%	3.00%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.32%	2.99%

PROVISION (BENEFIT) FOR CREDIT LOSSES
The provision (benefit) for credit losses is a charge (credit) to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended March 31, 2022, which resulted primarily from an increase in provision for the growth in loan portfolio for consumer installment, residential, multi-family and commercial and industrial loans. Customers recorded a provision for credit losses on loans and leases of $15.3 million and a credit to provision for credit losses (a benefit) on lending-related commitments of $0.1 million for the three months ended March 31, 2022. Customers recorded a credit to provision for credit losses (a benefit) of $2.9 million and $1.3 million for loans and leases and lending-related commitments, respectively, for the three months ended March 31, 2021. Net charge-offs for the three months ended March 31, 2022 were $7.2 million, or 21 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $12.5 million, or 33 basis points of average loans and leases on an annualized basis, for three months ended March 31, 2021. The decrease in net charge-offs for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to lower charge-offs for consumer installment loans. For more information about the provision and ACL and our loss experience on loans and leases, see “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended March 31, 2022 also included a provision for credit losses of $0.7 million on certain asset-backed securities included in our investment securities. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Interchange and card revenue	$76	$85	$(9)	(10.6)%
Deposit fees	940	863	77	8.9%
Commercial lease income	5,895	5,205	690	13.3%
Bank-owned life insurance	8,326	1,679	6,647	395.9%
Mortgage warehouse transactional fees	2,015	4,247	(2,232)	(52.6)%
Gain (loss) on sale of SBA and other loans	1,507	1,575	(68)	(4.3)%
Loan fees	2,545	1,436	1,109	77.2%
Mortgage banking income	481	463	18	3.9%
Gain (loss) on sale of investment securities	(1,063)	23,566	(24,629)	(104.5)%
Unrealized gain (loss) on investment securities	(276)	974	(1,250)	(128.3)%
Unrealized gain (loss) on derivatives	964	2,537	(1,573)	(62.0)%
Loss on cash flow hedge derivative terminations	—	(24,467)	24,467	(100.0)%
Other	(212)	305	(517)	(169.5)%
Total non-interest income	$21,198	$18,468	$2,730	14.8%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $0.7 million increase in commercial lease income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $6.6 million increase in bank-owned life insurance income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 resulted from the increase in cash surrender value of the policies and death benefits paid by insurance carriers under the policies.

Mortgage warehouse transactional fees
The $2.2 million decrease in mortgage warehouse transactional fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from a lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 comparable to 2021, given the lower refinancing activity in a higher interest rate environment.
Gain (loss) on sale of SBA and other loans
The $0.1 million decrease in gain on sale of SBA and other loans for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects a decrease in sales of SBA loans during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 comparable to 2021, given the significant uncertainty in the capital markets.
Loan fees
The $1.1 million increase in loan fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
Gain (loss) on sale of investment securities
The $24.6 million decrease in gain on sale of investment securities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects the net losses realized from the sale of $156.0 million in AFS debt securities during the three months ended March 31, 2022 compared to the net gains realized from the sale of $353.9 million in AFS debt securities during the three months ended March 31, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 comparable to 2021, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Unrealized gain (loss) on investment securities
The $1.3 million decrease in unrealized gain (loss) on investment securities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflects a decrease in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in June 2021.
Unrealized gain (loss) on derivatives
The $1.6 million decrease in unrealized gain (loss) on derivatives for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from decreases of $0.7 million in credit valuation adjustment and credit derivatives due to changes in market interest rates and $0.8 million in interest rate swap fees.
Loss on cash flow hedge derivative terminations
The $24.5 million decrease in loss on cash flow hedge derivative terminations for the three months ended March 31, 2022 compared to three months ended March 31, 2021 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings during the three months ended March 31, 2021 because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $0.5 million decrease in other non-interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from a decrease in SERP income due to changes in capital markets.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Salaries and employee benefits	$26,607	$23,971	$2,636	11.0%
Technology, communication and bank operations	24,068	19,988	4,080	20.4%
Professional services	6,956	5,877	1,079	18.4%
Occupancy	3,050	2,621	429	16.4%
Commercial lease depreciation	4,942	4,291	651	15.2%
FDIC assessments, non-income taxes and regulatory fees	2,383	2,719	(336)	(12.4)%
Loan servicing	2,371	437	1,934	442.6%
Advertising and promotion	315	561	(246)	(43.9)%
Merger and acquisition related expenses	—	418	(418)	(100.0)%
Loan workout	(38)	(261)	223	(85.4)%
Other	3,153	1,305	1,848	141.6%
Total non-interest expense	$73,807	$61,927	$11,880	19.2%
Salaries and employee benefits
The $2.6 million increase in salaries and employee benefits for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases and an increase in incentive accruals tied to Customers' overall performance.
Technology, communication, and bank operations
The $4.1 million increase in technology, communication, and bank operations expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from increases in deposit servicing fees from higher deposits, that were paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021.
Customers incurred expenses of $17.8 million and $13.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the three months ended March 31, 2022 and 2021, respectively. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of March 31, 2022, Customers held $2.2 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. See "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
Professional services
The $1.1 million increase in professional services for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to outside professional services used to support the PPP forgiveness process.
Commercial lease depreciation
The $0.7 million increase in commercial lease depreciation for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
Loan servicing
The $1.9 million increase in loan servicing for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from servicing fees paid to third party servicers associated with the participation in the latest round of PPP, the PPP forgiveness process, and the growth in consumer installment loans.

Merger and acquisition related expenses
The $0.4 million decrease in merger and acquisition related expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2022 resulted from direct costs incurred in the merger of BMT and MFAC that was completed on January 4, 2021.
Other non-interest expense
The $1.8 million increase in other non-interest expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from a decrease in credit or release of the reserve for unfunded commitment. A credit or release of the reserve for unfunded commitments for the three months ended March 31, 2022 was $0.1 million, compared to a credit or release of the reserve for unfunded commitments of $1.3 million during the three months ended March 31, 2021.
INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Income before income tax expense	$96,093	$92,191	$3,902	4.2%
Income tax expense	19,332	17,560	1,772	10.1%
Effective tax rate	20.12%	19.05%
The $1.8 million increase in income tax expense for the three months ended March 31, 2022, when compared to the same period in the prior year, primarily resulted from an increase in projected pre-tax income for 2022. The increase in the effective tax rate for the three months ended March 31, 2022, when compared to the same period in the prior year, primarily resulted from reduced investment tax credits for 2022 and a benefit for the recording of net discrete tax benefits associated with the divestiture of BMT and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries included in 2021, offset in part by excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022.
NET LOSS FROM DISCONTINUED OPERATIONS
On January 4, 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers' financial condition and the results of operations as a single reportable segment.
BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying unaudited consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation.
The table below presents the loss from discontinued operations, net of income taxes for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Loss from discontinued operations before income taxes	$—	$(20,354)	$20,354	(100.0)%
Income tax expense from discontinued operations	—	17,682	(17,682)	(100.0)%
Net loss from discontinued operations	$—	$(38,036)	$38,036	(100.0)%
Customers had no loss from discontinued operations, net of income taxes for the three months ended March 31, 2022 compared to $38.0 million for the three months ended March 31, 2021 as the divestiture of BMT was completed on January 4, 2021. The $38.0 million decrease was primarily related to restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the three months ended March 31, 2021.

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $17.8 million and $13.7 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three months ended March 31, 2022 and 2021, respectively. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of March 31, 2022, Customers held $2.2 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $1.9 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2022 and 2021. Refer to "NOTE 11 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information.
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

Financial Condition
General
Customers' total assets were $19.2 billion at March 31, 2022. This represented a $411.3 million decrease from total assets of $19.6 billion at December 31, 2021. The decrease in total assets was primarily driven by decreases of $1.1 billion in loans receivable, PPP, $528.6 million in loans receivable, mortgage warehouse, at fair value and $243.4 million in cash and cash equivalents, partially offset by increases of $1.1 billion in loans and leases receivable and $352.7 million in investment securities.
Total liabilities were $17.8 billion at March 31, 2022. This represented a $422.5 million decrease from $18.2 billion at December 31, 2021. The decrease in total liabilities primarily resulted from decreases of $362.4 million in total deposits and $700.0 million in FHLB advances, partially offset by increases of $625.0 million in federal funds purchased and $14.6 million in accrued interest payable and other liabilities.
The following table presents certain key condensed balance sheet data as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021	Change	% Change
Cash and cash equivalents	$274,600	$518,032	$(243,432)	(47.0)%
Investment securities, at fair value	4,169,853	3,817,150	352,703	9.2%
Loans held for sale	3,003	16,254	(13,251)	(81.5)%
Loans receivable, mortgage warehouse, at fair value	1,755,758	2,284,325	(528,567)	(23.1)%
Loans receivable, PPP	2,195,902	3,250,008	(1,054,106)	(32.4)%
Loans and leases receivable	10,118,855	9,018,298	1,100,557	12.2%
Allowance for credit losses on loans and leases	(145,847)	(137,804)	(8,043)	5.8%
Bank-owned life insurance	332,239	333,705	(1,466)	(0.4)%
Other assets	298,212	305,611	(7,399)	(2.4)%
Total assets	19,163,708	19,575,028	(411,320)	(2.1)%
Total deposits	16,415,560	16,777,924	(362,364)	(2.2)%
Federal funds purchased	700,000	75,000	625,000	833.3%
FHLB advances	—	700,000	(700,000)	(100.0)%
Other borrowings	223,230	223,086	144	0.1%
Subordinated debt	181,742	181,673	69	—%
Accrued interest payable and other liabilities	265,770	251,128	14,642	5.8%
Total liabilities	17,786,302	18,208,811	(422,509)	(2.3)%
Total shareholders’ equity	1,377,406	1,366,217	11,189	0.8%
Total liabilities and shareholders’ equity	$19,163,708	$19,575,028	$(411,320)	(2.1)%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $55.5 million and $35.2 million at March 31, 2022 and December 31, 2021, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $219.1 million and $482.8 million at March 31, 2022 and December 31, 2021, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits from December 31, 2021 primarily resulted from recent deposits that were deployed into higher interest-earning assets.

Investment Securities
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations, state and political subdivision debt securities, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At March 31, 2022, investment securities totaled $4.2 billion compared to $3.8 billion at December 31, 2021. The increase in investment securities primarily resulted from the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations and corporate notes totaling $814.2 million, partially offset by the sale of $156.0 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations, collateralized loan obligations, corporate notes, and maturities, calls and principal repayments totaling $224.8 million for the three months ended March 31, 2022.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $0.7 million on certain asset-backed securities included in our investment securities during the three months ended March 31, 2022. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
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
As of March 31, 2022, Customers had $11.7 billion in commercial loans outstanding, totaling approximately 82.8% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $12.4 billion, comprising approximately 85.3% of its total loan and lease portfolio at December 31, 2021. Included in the $11.7 billion and $12.4 billion in commercial loans outstanding as of March 31, 2022 and December 31, 2021, respectively, were $2.2 billion and $3.3 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.

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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2022 and December 31, 2021, commercial loans to mortgage banking businesses totaled $1.8 billion and $2.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers had been deemphasizing its multi-family loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers began to grow the multi-family loan portfolio in late 2021. Customers' multi-family lending group is focused on retaining a portfolio of high-quality multi-family loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of March 31, 2022, Customers had multi-family loans of $1.7 billion outstanding, comprising approximately 12.1% of the total loan and lease portfolio, compared to $1.5 billion, or approximately 10.2% of the total loan and lease portfolio, at December 31, 2021.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. CCF is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of March 31, 2022 and December 31, 2021, Customers had $406.9 million and $378.7 million, respectively, of equipment finance loans outstanding. As of March 31, 2022 and December 31, 2021, Customers had $150.7 million and $146.5 million of equipment finance leases outstanding, respectively. As of March 31, 2022 and December 31, 2021, Customers had $115.4 million and $117.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $43.8 million and $40.7 million, respectively.
Customers, directly or through fintech partnerships and acquisitions, had $2.2 billion and $3.3 billion of PPP loans outstanding as of March 31, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage, and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. Customers has executed digitally over $1.3 billion in direct personal loan originations. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2022, Customers had $2.4 billion in consumer loans outstanding, or 17.2% of the total loan and lease portfolio, compared to $2.1 billion, or 14.7% of the total loan and lease portfolio, as of December 31, 2021.

Purchases and sales of loans were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Purchases (1)
Residential real estate	$146,874	$—
Installment (2)	59,456	115,849
Total	$206,330	$115,849
Sales (3)
Commercial and industrial (4)	$8,840	$18,931
Commercial real estate owner occupied (4)	5,441	2,237
Commercial real estate non-owner occupied	—	18,366
Total	$14,281	$39,534
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.1% and 101.0% of the loans' unpaid principal balance during the three months ended March 31, 2022 and 2021, respectively.
(2)Installment loan purchases for the three months ended March 31, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended March 31, 2022 and 2021, loan sales resulted in net gains of $2.1 million and $1.6 million, respectively, included in gain (loss) on sale of SBA and other loans and mortgage banking income in the consolidated statements of income.
(4)Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	March 31, 2022	December 31, 2021
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	$507	$507
Residential mortgage loans, at fair value	2,496	15,747
Total consumer loans held for sale	3,003	16,254
Loans held for sale	$3,003	$16,254
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,755,758	$2,284,325
Loans receivable, PPP	2,195,902	3,250,008
Loans and leases receivable:
Commercial:
Multi-family	1,705,027	1,486,308
Commercial and industrial (1)	3,995,802	3,424,783
Commercial real estate owner occupied	701,893	654,922
Commercial real estate non-owner occupied	1,140,311	1,121,238
Construction	161,024	198,981
Total commercial loans and leases receivable	7,704,057	6,886,232
Consumer:
Residential real estate	466,423	334,730
Manufactured housing	50,669	52,861
Installment	1,897,706	1,744,475
Total consumer loans receivable	2,414,798	2,132,066
Loans and leases receivable	10,118,855	9,018,298
Allowance for credit losses on loans and leases	(145,847)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,924,668	$14,414,827
(1)Includes direct finance equipment leases of $150.7 million and $146.5 million at March 31, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.8) million and $(52.0) million at March 31, 2022 and December 31, 2021, respectively.
Loans receivable, PPP
Customers had $2.2 billion and $3.3 billion of PPP loans outstanding as of March 31, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $36.9 million and $38.8 million for the three months ended March 31, 2022 and 2021, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.8 billion and $2.3 billion at March 31, 2022 and December 31, 2021, respectively.

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
The provision for credit losses on loans and leases was $15.3 million and a benefit of $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $145.8 million, or 1.44% of loans and leases receivable, excluding PPP loans, at March 31, 2022 and $137.8 million, or 1.53% of loans and leases receivable, excluding PPP loans, at December 31, 2021. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The increase in the ACL resulted primarily from higher ACL for the loan growth in the loan portfolio for consumer installment, residential, multi-family loans and commercial and industrial loans. Net charge-offs were $7.2 million for the three months ended March 31, 2022, a decrease of $5.3 million compared to the same period in 2021. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Please refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of March 31, 2022 and December 31, 2021 is set forth below.

(dollars in thousands)	March 31, 2022	December 31, 2021
Loans and leases receivable (GAAP)	$12,314,757	$12,268,306
Less: Loans receivable, PPP	2,195,902	3,250,008
Loans and leases held for investment, excluding PPP (Non-GAAP)	$10,118,855	$9,018,298

ACL for loans and leases (GAAP)	$145,847	$137,804

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.44%	1.53%

The table below presents changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2022
Ending balance, December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (1)	—	(301)	—	—	—	(4)	—	(8,865)	(9,170)
Recoveries (1)	337	360	7	8	113	6	—	1,113	1,944
Provision (benefit) for credit losses on loans and leases	2,623	(1,996)	621	(263)	134	2,300	64	11,786	15,269
Ending balance, March 31, 2022	$7,437	$10,765	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Three Months Ended March 31, 2021
Ending balance, at December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (1)	(1,132)	(635)	(142)	—	—	(50)	—	(12,687)	(14,646)
Recoveries (1)	—	260	8	10	5	10	—	1,832	2,125
Provision (benefit) for credit losses on loans and leases	(3,462)	(4,361)	(3,443)	(7,841)	(1,773)	(728)	(390)	19,079	(2,919)
Ending Balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2022	0.09%	0.01%	0.00%	0.00%	0.24%	0.00%	—%	(1.75)%	(0.32)%
Three Months Ended March 31, 2021	(0.27)%	(0.07)%	(0.09)%	0.00%	0.01%	(0.05)%	—%	(3.33)%	(0.67)%

(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements, also, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2021 Form 10-K for further discussion on management's methodology for estimating the ACL.
Approximately 51% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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
Asset Quality
Customers segments the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. Section 4013 of the CARES Act, as amended by the CAA, gave entities temporary relief from the accounting and disclosure requirements for TDRs. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offered practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic were TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act, as amended, or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. There were no commercial deferments related to COVID-19 at March 31, 2022 and December 31, 2021. Consumer deferments related to COVID-19 were $3.3 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at March 31, 2022

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Multi-family	$1,705,027	$1,676,468	$10,690	$—	$17,869	$—	$17,869	1.05%	1.05%
Commercial and industrial	3,995,802	3,986,728	2,978	606	5,490	—	5,490	0.14%	0.14%
Commercial real estate owner occupied	701,893	696,835	2,867	—	2,191	—	2,191	0.31%	0.31%
Commercial real estate non-owner occupied	1,140,311	1,139,009	—	—	1,302	—	1,302	0.11%	0.11%
Construction	161,024	161,024	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	7,704,057	7,660,064	16,535	606	26,852	—	26,852	0.35%	0.35%
Residential	466,423	453,692	4,607	—	8,124	35	8,159	1.74%	1.75%
Manufactured housing	50,669	44,926	1,254	1,059	3,430	51	3,481	6.77%	6.86%
Installment	1,897,706	1,879,999	12,842	—	4,865	—	4,865	0.26%	0.26%
Total consumer loans receivable	2,414,798	2,378,617	18,703	1,059	16,419	86	16,505	0.68%	0.68%
Loans and leases receivable (1)	10,118,855	10,038,681	35,238	1,665	43,271	86	43,357	0.43%	0.43%
Loans receivable, PPP (2)	2,195,902	2,195,902	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,755,758	1,755,758	—	—	—	—	—	—%	—%
Total loans held for sale	3,003	2,496	—	—	507	—	507	16.88%	16.88%
Total portfolio	$14,073,518	$13,992,837	$35,238	$1,665	$43,778	$86	$43,864	0.31%	0.31%

Asset Quality at March 31, 2022 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Multi-family	$1,705,027	$17,869	$7,437	0.44%	41.62%
Commercial and industrial	3,995,802	5,490	10,765	0.27%	196.08%
Commercial real estate owner occupied	701,893	2,191	3,841	0.55%	175.31%
Commercial real estate non-owner occupied	1,140,311	1,302	5,955	0.52%	457.37%
Construction	161,024	—	939	0.58%	—%
Total commercial loans and leases receivable	7,704,057	26,852	28,937	0.38%	107.76%
Residential	466,423	8,124	4,685	1.00%	57.67%
Manufactured housing	50,669	3,430	4,342	8.57%	126.59%
Installment	1,897,706	4,865	107,883	5.68%	2,217.53%
Total consumer loans receivable	2,414,798	16,419	116,910	4.84%	712.04%
Loans and leases receivable (1)	10,118,855	43,271	145,847	1.44%	337.05%
Loans receivable, PPP (2)	2,195,902	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,755,758	—	—	—%	—%
Total loans held for sale	3,003	507	—	—%	—%
Total portfolio	$14,073,518	$43,778	$145,847	1.04%	333.15%
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
(2)    The tables exclude PPP loans of $2.2 billion, of which $37.8 million were 30-59 days past due and $88.3 million were 60 days or more past due as of March 31, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
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
A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at March 31, 2022, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loans and leases receivable (GAAP)	$14,073,518	$13,992,837	$35,238	$1,665	$43,778	$86	$43,864	0.31%	0.31%
Less: Loans receivable, PPP (1)	2,195,902	2,195,902	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$11,877,616	$11,796,935	$35,238	$1,665	$43,778	$86	$43,864	0.37%	0.37%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$14,073,518	$43,778	$145,847	1.04%	333.15%
Less: Loans receivable, PPP (1)	2,195,902	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$11,877,616	$43,778	$145,847	1.23%	333.15%
(1)    Loans and leases receivable include PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $14.1 billion at March 31, 2022 compared to $14.6 billion at December 31, 2021, and $43.8 million, or 0.31% of loans and leases, were non-performing at March 31, 2022 compared to $49.6 million, or 0.34% of loans and leases, at December 31, 2021. The loan and lease portfolio was supported by an ACL of $145.8 million (333.15% of NPLs and 1.04% of total loans and leases) and $137.8 million (277.72% of NPLs and 0.95% of total loans and leases), at March 31, 2022 and December 31, 2021, respectively.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through digital banking, our white label relationship, deposit brokers, listing services and other relationships. In 2021, Customers began accepting non-interest bearing demand deposits from new customers for the TassatPay instant blockchain payments platform which launched in October 2021. Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. As of March 31, 2022, Customers Bank held $1.8 billion of deposits from customers participating in CBIT.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	Change	% Change
Demand, non-interest bearing	$4,594,428	$4,459,790	$134,638	3.0%
Demand, interest bearing	5,591,468	6,488,406	(896,938)	(13.8)%
Savings, including MMDA	5,783,472	5,322,390	461,082	8.7%
Non-time deposits	15,969,368	16,270,586	(301,218)	(1.9)%
Time deposits	446,192	507,338	(61,146)	(12.1)%
Total deposits	$16,415,560	$16,777,924	$(362,364)	(2.2)%
Total deposits were $16.4 billion at March 31, 2022, a decrease of $362.4 million, or 2.2%, from $16.8 billion at December 31, 2021. Interest bearing demand deposits decreased by $896.9 million or 13.8%, to $5.6 billion at March 31, 2022, from $6.5 billion at December 31, 2021 and time deposits decreased by $61.1 million, or 12.1%, to $446.2 million at March 31, 2022, from $507.3 million at December 31, 2021. These decreases were partially offset by increases in non-interest bearing demand deposits of $134.6 million, or 3.0%, to $4.6 billion at March 31, 2022 from $4.5 billion at December 31, 2021 and savings, including MMDA of $461.1 million, or 8.7%, to $5.8 billion at March 31, 2022, from $5.3 billion at December 31, 2021. The shift in the mix of deposits primarily resulted from Customers' initiative to improve its net interest margin by expanding its sources of lower-cost funding.
The total amount of estimated uninsured deposits totaled $11.4 billion and $12.1 billion at March 31, 2022 and December 31, 2021, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $169.3 million and $259.0 million at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022, the Bank had $141.5 million in state and municipal deposits to which it had pledged $123.4 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
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
Short-term debt
Short-term debt at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$700,000	0.26%
Federal funds purchased	700,000	0.40%	75,000	0.05%
Total short-term debt	$700,000		$775,000
Long-term debt
FHLB and FRB Advances

There were no long-term advances outstanding with the FHLB or FRB at March 31, 2022 and December 31, 2021.

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
The maximum borrowing capacity with the FHLB and FRB at March 31, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,337,211	$2,973,635
Total maximum borrowing capacity with the FRB (1)	214,908	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,218,252	3,594,339
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. Customers had no borrowings under the PPPLF at March 31, 2022 and December 31, 2021.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2022 and December 31, 2021 were as follows:

		March 31, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,844	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,702	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	98,684	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$223,230	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,448	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,294	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,742	$181,673
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
SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	34,882	34,722	160	0.5%
Additional paid in capital	542,402	542,391	11	—%
Retained earnings	780,628	705,732	74,896	10.6%
Accumulated other comprehensive income (loss), net	(62,548)	(4,980)	(57,568)	1,156.0%
Treasury stock	(55,752)	(49,442)	(6,310)	12.8%
Total shareholders' equity	$1,377,406	$1,366,217	$11,189	0.8%

Shareholders’ equity increased $11.2 million, or 0.8%, to $1.4 billion at March 31, 2022 when compared to shareholders' equity of $1.4 billion at December 31, 2021. The increase primarily resulted from an increase of $74.9 million in retained earnings, partially offset by a decrease of $57.6 million in accumulated other comprehensive income (loss), net and an increase of $6.3 million in treasury stock.
The increase in common stock and additional paid in capital resulted from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2022.
The increase in retained earnings resulted from net income of $76.8 million, partially offset by preferred stock dividends of $1.9 million for the three months ended March 31, 2022.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $78.9 million in the fair value of AFS debt securities and income tax effect of $20.5 million due to changes in market interest rates, partially offset by reclassification of $1.1 million in net losses and income tax effect of $0.3 million resulting from the sales of AFS debt securities during the three months ended March 31, 2022.
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 115,324 shares of its common stock for $6.3 million pursuant to the Share Repurchase Program during the three months ended March 31, 2022. Refer to "NOTE 11 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information on the repurchase of common shares.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan and lease commitments, and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest rate sensitivity and capital position, and strives to maintain a strong liquidity position that is sufficient to meet Customers' short-term and long-term needs, commitments and contractual obligations.
Customers is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of the Bank's customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheet.
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
Customers recognized a credit to provision for credit losses (a benefit) on unfunded lending-related commitments of $0.1 million during the three months ended March 31, 2022 resulting in an ACL of $2.0 million as of March 31, 2022. Customers had an ACL on unfunded lending-related commitments of $2.1 million as of December 31, 2021.
Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of March 31, 2022. See "NOTE 9 – LEASES" and "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of March 31, 2022, Customers' borrowing capacity with the FHLB was $3.3 billion, of which $123.4 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2021, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $700.0 million was utilized in borrowings and $475.3 million of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2022 and December 31, 2021, Customers' borrowing capacity with the FRB was $214.9 million and $183.1 million, respectively.

Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of March 31, 2022, Customers had $2.2 billion of PPP loans outstanding, which are eligible for forgiveness by the federal government. As of March 31, 2022 and December 31, 2021, Customers had no borrowings under the PPPLF. No new advances are available from the PPPLF after July 30, 2021.
In October 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in non-interest bearing deposits at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of March 31, 2022 and December 31, 2021, Customers Bank held $1.8 billion and $1.9 billion of deposits from customers participating in CBIT, respectively.
The table below summarizes Customers' cash flows from continuing operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) continuing operating activities	$116,940	$200,384	$(83,444)	(41.6)%
Net cash provided by (used in) continuing investing activities	88,672	(526,654)	615,326	(116.8)%
Net cash provided by (used in) continuing financing activities	(449,044)	171,071	(620,115)	(362.5)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(243,432)	$(155,199)	$(88,233)	56.9%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $116.9 million for the three months ended March 31, 2022 resulted from net income from continuing operations of $76.8 million and a decrease in accrued interest receivable and other assets of $66.9 million, partially offset by a decrease in accrued interest payable and other liabilities of $6.4 million and net non-cash operating adjustments of $20.2 million.
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
Cash flows provided by (used in) continuing investing activities
Cash provided by continuing investing activities of $88.7 million for the three months ended March 31, 2022 primarily resulted from purchases of investment securities available for sale of $814.2 million and purchases of loans of $206.3 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $536.6 million, proceeds from maturities, calls, and principal repayments of investment securities of $224.8 million, proceeds from sales of investment securities available for sale of $156.0 million, a net decrease in loans and leases, excluding mortgage warehouse loans of $159.7 million primarily from PPP loan forgiveness, proceeds from sales of loans and leases of $14.3 million, and net proceeds from sale of FHLB, FRB, and other restricted stock of $15.2 million.
Cash used in continuing investing activities of $526.7 million for the three months ended March 31, 2021 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $486.2 million primarily related to PPP loan originations, purchases of investment securities available for sale of $589.9 million and purchases of loans of $117.0 million, partially offset by proceeds from sales of investment securities available for sale of $353.9 million, proceeds from net repayments of mortgage warehouse loans of $213.8 million, proceeds from maturities, calls and principal repayments of investment securities of $62.3 million and proceeds from sales of loans and leases of $39.5 million.
Cash flows provided by (used in) continuing financing activities
Cash used in continuing financing activities of $449.0 million for the three months ended March 31, 2022 primarily resulted from a net decrease in short-term borrowed funds from the FHLB of $700.0 million, a net decrease in deposits of $362.4 million and purchases of treasury stock of $6.3 million, partially offset by a net increase in federal funds purchased of $625.0 million.

Cash provided by continuing financing activities of $171.1 million for the three months ended March 31, 2021 primarily resulted from net increases in deposits of $1.2 billion and $115.0 million in federal funds purchased, partially offset by a net decrease in borrowed funds from the PPPLF of $1.1 billion primarily from the forgiveness of PPP loans from the first two rounds.
Cash flows from discontinued operations
Customers Bancorp completed the divestiture of BMT on January 4, 2021. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit service agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of March 31, 2022, Customers held $2.2 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
The table below summarizes Customers' cash flows from discontinued operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) discontinued operating activities	$—	$(22,791)	$22,791	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$—	$(22,791)	$22,791	(100.0)%
Cash flows provided by (used in) discontinued operating activities
Cash used in discontinued operating activities of $22.8 million for the three months ended March 31, 2021 resulted from a net loss of $38.0 million and a decrease in accrued interest payable and other liabilities of $40.7 million, offset in part by non-cash operating activities of $20.3 million and a decrease in other assets of $35.6 million.
CAPITAL ADEQUACY
The Bank and the Bancorp are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2022 and December 31, 2021, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,344,684	9.893%	$611,629	4.500%	N/A	N/A	$951,423	7.000%
Customers Bank	$1,573,796	11.598%	$610,658	4.500%	$882,062	6.500%	$949,913	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,482,477	10.907%	$815,505	6.000%	N/A	N/A	$1,155,299	8.500%
Customers Bank	$1,573,796	11.598%	$814,211	6.000%	$1,085,615	8.000%	$1,153,466	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,749,655	12.873%	$1,087,340	8.000%	N/A	N/A	$1,427,134	10.500%
Customers Bank	$1,768,525	13.032%	$1,085,615	8.000%	$1,357,019	10.000%	$1,424,870	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,482,477	7.723%	$767,836	4.000%	N/A	N/A	$767,836	4.000%
Customers Bank	$1,573,796	8.211%	$766,712	4.000%	$958,391	5.000%	$766,712	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of March 31, 2022, the Bank and the Bancorp were in compliance with the Basel III requirements. See "NOTE 12 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2023 and December 31, 2022, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2022 and December 31, 2021. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. In the current interest rate environment, particularly for short term rates, the Down 100 to Down 300 basis point scenarios are not shown due to the unrealistic and/or negative yield nature of the results. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending March 31, 2023 and December 31, 2022, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	March 31, 2022	December 31, 2021
Up 3%	7.1%	16.0%
Up 2%	5.1%	10.8%
Up 1%	2.9%	5.7%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at March 31, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. Due to the limitations of the current low interest rate environment, the Down 100, 200 and 300 basis point rate shocks are deemed impractical and not presented below. The downward rate shocks modeled will be revisited in the future if necessary and will be contingent upon additional Federal Reserve interest rate hikes. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2022 and December 31, 2021, resulting from shocks to interest rates.

	From Base
Rate Shocks	March 31, 2022	December 31, 2021
Up 3%	14.0%	100.7%
Up 2%	13.8%	79.8%
Up 1%	9.4%	51.5%
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2022.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2022, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2021 Form 10-K. There are no material changes from the risk factors included within the 2021 Form 10-K. The risks described within the 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three months ended March 31, 2022 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	66,255	$56.11	66,255	2,641,282
February 1 - February 28, 2022	—	—	—	2,641,282
March 1 - March 31, 2022	49,069	52.85	49,069	2,592,213
Total	115,324	$54.72	115,324	2,592,213
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

4.2		Form of 2.875% Fixed-to-Floating Rate Senior Note, incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 6, 2021

10.1		Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 9, 2022	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2022	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)