Form 10-Q
period 2022-06-30
Customers Bancorp, Inc.
filed 2022-08-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 5, 2022, 32,454,557 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	86

Item 4.	Controls and Procedures	87

PART II

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	89

Item 6.	Exhibits	90

SIGNATURES		92

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
ATM	Automated teller machine
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
HTM	Held to maturity
GDP	Gross domestic product
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination

Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity
VOE	Voting interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$66,703	$35,238
Interest earning deposits	178,475	482,794
Cash and cash equivalents	245,178	518,032
Investment securities, at fair value (includes allowance for credit losses of $411 at June 30, 2022)	3,144,882	3,817,150
Investment securities held to maturity	495,039	—
Loans held for sale (includes $1,952 and $15,747, respectively, at fair value)	6,595	16,254
Loans receivable, mortgage warehouse, at fair value	1,874,603	2,284,325
Loans receivable, PPP	1,570,160	3,250,008
Loans and leases receivable	12,212,995	9,018,298
Allowance for credit losses on loans and leases	(156,530)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,501,228	14,414,827
FHLB, Federal Reserve Bank, and other restricted stock	74,626	64,584
Accrued interest receivable	98,727	92,239
Bank premises and equipment, net	6,755	8,890
Bank-owned life insurance	335,153	333,705
Goodwill and other intangibles	3,629	3,736
Other assets	340,184	305,611
Total assets	$20,251,996	$19,575,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,683,030	$4,459,790
Interest bearing	12,261,689	12,318,134
Total deposits	16,944,719	16,777,924
Federal funds purchased	770,000	75,000
FHLB advances	635,000	700,000
Other borrowings	123,450	223,086
Subordinated debt	181,812	181,673
Accrued interest payable and other liabilities	243,625	251,128
Total liabilities	18,898,606	18,208,811
Commitments and contingencies (NOTE 16)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 34,922,039 and 34,721,675 shares issued as of June 30, 2022 and December 31, 2021; 32,449,486 and 32,913,267 shares outstanding as of June 30, 2022 and December 31, 2021	34,922	34,722
Additional paid in capital	545,670	542,391
Retained earnings	837,147	705,732
Accumulated other comprehensive income (loss), net	(124,881)	(4,980)
Treasury stock, at cost (2,472,553 and 1,808,408 shares as of June 30, 2022 and December 31, 2021)	(77,262)	(49,442)
Total shareholders’ equity	1,353,390	1,366,217
Total liabilities and shareholders’ equity	$20,251,996	$19,575,028
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans and leases	$168,941	$153,608	$326,116	$305,725
Investment securities	25,442	8,327	45,737	16,306
Other	1,951	946	7,957	1,965
Total interest income	196,334	162,881	379,810	323,996
Interest expense:
Deposits	22,781	15,653	36,493	31,311
FHLB advances	2,316	963	2,316	6,155
Subordinated debt	2,689	2,689	5,378	5,378
FRB PPP liquidity facility, federal funds purchased and other borrowings	3,696	4,819	6,072	9,664
Total interest expense	31,482	24,124	50,259	52,508
Net interest income	164,852	138,757	329,551	271,488
Provision for credit losses	23,847	3,291	39,844	372
Net interest income after provision for credit losses	141,005	135,466	289,707	271,116
Non-interest income:
Interchange and card revenue	24	84	100	169
Deposit fees	964	891	1,904	1,754
Commercial lease income	6,592	5,311	12,487	10,516
Bank-owned life insurance	1,947	2,765	10,273	4,444
Mortgage warehouse transactional fees	1,883	3,265	3,898	7,512
Gain (loss) on sale of SBA and other loans	1,542	1,900	3,049	3,475
Loan fees	2,618	1,670	5,163	3,106
Mortgage banking income	173	386	654	849
Gain (loss) on sale of investment securities	(3,029)	1,812	(4,092)	25,378
Unrealized gain (loss) on investment securities	(203)	1,746	(479)	2,720
Loss on sale of foreign subsidiaries	—	(2,840)	—	(2,840)
Unrealized gain (loss) on derivatives	821	(439)	1,785	2,098
Loss on cash flow hedge derivative terminations	—	—	—	(24,467)
Other	(586)	271	(798)	576
Total non-interest income	12,746	16,822	33,944	35,290
Non-interest expense:
Salaries and employee benefits	25,334	28,023	51,941	51,994
Technology, communication and bank operations	22,738	19,618	46,806	39,606
Professional services	7,415	6,882	14,371	12,759
Occupancy	4,279	2,482	7,329	5,103
Commercial lease depreciation	5,552	4,415	10,494	8,706
FDIC assessments, non-income taxes and regulatory fees	1,619	2,602	4,002	5,321
Loan servicing	4,341	1,700	6,712	2,137
Advertising and promotion	353	313	668	874
Merger and acquisition related expenses	—	—	—	418
Loan workout	179	102	141	(159)
Other	4,395	4,686	7,548	5,991
Total non-interest expense	76,205	70,823	150,012	132,750
Income before income tax expense	77,546	81,465	173,639	173,656
Income tax expense	18,896	20,124	38,228	37,684
Net income from continuing operations	$58,650	$61,341	$135,411	$135,972

	(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from discontinued operations before income taxes	$—	$—	$—	$(20,354)
Income tax expense from discontinued operations	—	—	—	17,682
Net loss from discontinued operations	—	—	—	(38,036)
Net income	58,650	61,341	135,411	97,936
Preferred stock dividends	2,131	3,299	3,996	6,690
Net income available to common shareholders	$56,519	$58,042	$131,415	$91,246

Basic earnings per common share from continuing operations	$1.73	$1.80	$4.00	$4.03
Basic earnings per common share	1.73	1.80	4.00	2.84
Diluted earnings per common share from continuing operations	1.68	1.72	3.87	3.88
Diluted earnings per common share	1.68	1.72	3.87	2.74
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$58,650	$61,341	$135,411	$97,936
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(88,224)	592	(167,082)	992
Income tax effect	22,938	(154)	43,441	(258)
Reclassification adjustments for (gains) losses included in net income	3,991	(1,812)	5,054	(25,378)
Income tax effect	(1,038)	471	(1,314)	6,598
Net unrealized gains (losses) on available for sale debt securities	(62,333)	(903)	(119,901)	(18,046)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	6	—	12,321
Income tax effect	—	(2)	—	(3,204)
Reclassification adjustment for (gains) losses included in net income	—	1,046	—	26,972
Income tax effect	—	(272)	—	(7,013)
Net unrealized gains (losses) on cash flow hedges	—	778	—	29,076
Other comprehensive income (loss), net of income tax effect	(62,333)	(125)	(119,901)	11,030
Comprehensive income (loss)	$(3,683)	$61,216	$15,510	$108,966
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2022	5,700,000	$137,794	32,957,847	$34,882	$542,402	$780,628	$(62,548)	$(55,752)	$1,377,406
Net income	—	—	—	—	—	58,650	—	—	58,650
Other comprehensive income (loss)	—	—	—	—	—	—	(62,333)	—	(62,333)
Preferred stock dividends (1)	—	—	—	—	—	(2,131)	—	—	(2,131)
Share-based compensation expense	—	—	—	—	3,618	—	—	—	3,618
Issuance of common stock under share-based compensation arrangements	—	—	40,460	40	(350)	—	—	—	(310)
Repurchase of common shares	—	—	(548,821)	—	—	—	—	(21,510)	(21,510)
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2021	9,000,000	$217,471	32,238,762	$33,519	$515,318	$438,802	$5,391	$(21,780)	$1,188,721
Net income	—	—	—	—	—	61,341	—	—	61,341
Other comprehensive income (loss)	—	—	—	—	—	—	(125)	—	(125)
Preferred stock dividends (1)	—	—	—	—	—	(3,299)	—	—	(3,299)
Share-based compensation expense	—	—	—	—	4,264	—	—	—	4,264
Issuance of common stock under share-based compensation arrangements	—	—	114,494	115	(288)	—	—	—	(173)
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729
(1)Dividends per share of $0.381161 and $0.357011 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2022. Dividends per share of $0.350359, $0.336942, $0.403125, and $0.375 were declared on Series C, D, E, and F preferred stock, respectively, for the three months ended June 30, 2021.

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	135,411	—	—	135,411
Other comprehensive income (loss)	—	—	—	—	—	—	(119,901)	—	(119,901)
Preferred stock dividends (1)	—	—	—	—	—	(3,996)	—	—	(3,996)
Share-based compensation expense	—	—	—	—	7,321	—	—	—	7,321
Issuance of common stock under share-based compensation arrangements	—	—	200,364	200	(4,042)	—	—	—	(3,842)
Repurchase of common shares	—	—	(664,145)	—	—	—	—	(27,820)	(27,820)
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	97,936	—	—	97,936
Other comprehensive income (loss)	—	—	—	—	—	—	11,030	—	11,030
Preferred stock dividends (1)	—	—	—	—	—	(6,690)	—		(6,690)
Sale of non-controlling interest in BMT (2)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (3)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (4)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	7,873	—	—	—	7,873
Issuance of common stock under share-based compensation arrangements	—	—	648,168	648	4,344	—	—	—	4,992
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729
(1)Dividends per share of $0.715083 and $0.667308 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2022. Dividends per share of $0.69514, $0.743192, $0.80625, and $0.750 were declared on Series C, D, E, and F preferred stock, respectively, for the six months ended June 30, 2021.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$135,411	$135,972
Adjustments to reconcile net income to net cash provided by (used in) by continuing operating activities:
Provision (benefit) for credit losses	39,844	372
Depreciation and amortization	13,327	10,735
Share-based compensation expense	7,351	7,645
Deferred taxes	(18,802)	3,494
Net amortization (accretion) of investment securities premiums and discounts	1,714	449
Unrealized (gain) loss on investment securities	479	(2,720)
(Gain) loss on sale of investment securities	4,092	(25,378)
Loss on sale of foreign subsidiaries	—	2,840
Impairment loss on fixed assets and leases	1,200	—
Unrealized (gain) loss on derivatives	(1,785)	(2,098)
Loss on cash flow hedge derivative terminations	—	24,467
Settlement of terminated cash flow hedge derivatives	—	(27,156)
(Gain) loss on sale of leased assets under lessor operating leases	317	132
Fair value adjustment on loans held for sale	—	(1,115)
(Gain) loss on sale of loans	(3,860)	(4,256)
Origination of loans held for sale	(20,197)	(28,894)
Proceeds from the sale of loans held for sale	34,803	29,110
Amortization (accretion) of loan net deferred fees, discounts and premiums	(40,439)	(771)
Earnings on investment in bank-owned life insurance	(10,273)	(4,444)
(Increase) decrease in accrued interest receivable and other assets	52,526	55,839
Increase (decrease) in accrued interest payable and other liabilities	(29,684)	115,102
Net Cash Provided By (Used In) Continuing Operating Activities	166,024	289,325
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	349,296	172,750
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	5,072	—
Proceed from sales of foreign subsidiaries	—	3,765
Proceeds from sales of investment securities available for sale	554,965	407,587
Purchases of investment securities available for sale	(900,828)	(890,186)
Origination of mortgage warehouse loans	(16,464,761)	(31,399,228)
Proceeds from repayments of mortgage warehouse loans	16,867,530	32,162,462
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(1,293,008)	(1,304,356)
Proceeds from sales of loans and leases	34,719	130,501
Purchase of loans	(230,962)	(737,336)
Purchases of bank-owned life insurance	—	(46,462)
Proceeds from bank-owned life insurance	9,521	1,999
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(4,867)	31,473
Purchases of bank premises and equipment	(320)	(312)
Proceeds from sales of other real estate owned	—	45
Proceeds from sales of leased assets under lessor operating leases	2,327	6,106
Purchases of leased assets under lessor operating leases	(28,751)	(8,625)
Net Cash Provided By (Used In) Continuing Investing Activities	$(1,100,067)	$(1,469,817)

	(continued)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$166,795	$2,564,010
Net increase (decrease) in short-term borrowed funds from the FHLB	(565,000)	(850,000)
Net increase (decrease) in long-term borrowed funds from the FHLB	500,000	—
Net increase (decrease) in federal funds purchased	695,000	(250,000)
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	—	(549,151)
Repayments of other borrowings	(100,000)	—
Preferred stock dividends paid	(3,914)	(6,746)
Purchase of treasury stock	(27,820)	—
Payments of employee taxes withheld from share-based awards	(4,196)	(2,294)
Proceeds from issuance of common stock	324	7,815
Proceeds from sale of non-controlling interest in BMT	—	26,795
Net Cash Provided By (Used In) Continuing Financing Activities	661,189	940,429
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	(272,854)	(240,063)
Discontinued Operations:
Net Cash Used In Operating Activities	—	(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	—	(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents	(272,854)	(262,854)
Cash and Cash Equivalents – Beginning	518,032	693,354
Cash and Cash Equivalents – Ending	$245,178	$430,500

Non-cash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$500,174	$—
Distribution of investment in BM Technologies common stock	—	32,983
Transfer of loans held for investment to held for sale	4,136	27,824
Transfer of loans held for sale to held for investment	—	55,684
Unsettled purchases of investment securities	—	10,000
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has 12 full-service branches and provides commercial banking products, primarily loans and deposits. During the three months ended June 30, 2022, the Bank decided to consolidate five branches into other existing locations in Southeastern Pennsylvania. The branch consolidations are expected to take place in late 2022. In addition, Customers Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage banking businesses, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2021 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2021 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the "2021 Form 10-K"). The 2021 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and six months ended June 30, 2022.
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

Recently Issued Accounting Standards
Presented below are recently issued accounting standards that the FASB has issued but are not yet effective.

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
Customers received cash consideration of $23.1 million upon closing of the divestiture and $3.7 million of additional cash consideration in May 2021. Upon closing of the divestiture, the holders of Customers Bancorp's common stock who held their shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies' common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers Bancorp's common stock held as of the close of business on December 18, 2020 as special dividends. Certain team members of BMT also received 1,348,748 restricted shares of BM Technologies' common stock in the form of severance payments. The total stock consideration from the divestiture that was distributed to holders of Customers Bancorp's common stock and certain BMT team members represented 52% of the outstanding common stock of BM Technologies at the closing date of the divestiture.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Discontinued operations:
Non-interest income	$—	$—	$—	$—
Non-interest expense	—	—	—	20,354
Loss from discontinued operations before income taxes	—	—	—	(20,354)
Income tax expense (benefit)	—	—	—	17,682
Net loss from discontinued operations	$—	$—	$—	$(38,036)

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $15.9 million and $33.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in net income from continuing operations during the three and six months ended June 30, 2022, respectively. Customers incurred expenses of $14.3 million and $27.9 million to BM Technologies under the deposit servicing agreement during the three and six months ended June 30, 2021, respectively. Customers held $1.8 billion of deposits serviced by BM Technologies as of June 30, 2022 and December 31, 2021. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually.
NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Net income from continuing operations available to common shareholders	$56,519	$58,042	$131,415	$129,282
Net loss from discontinued operations	—	—	—	(38,036)
Net income available to common shareholders	$56,519	$58,042	$131,415	$91,246

Weighted-average number of common shares outstanding – basic	32,712,616	32,279,625	32,834,150	32,082,878
Share-based compensation plans	866,397	1,461,843	1,116,823	1,211,197
Weighted-average number of common shares – diluted	33,579,013	33,741,468	33,950,973	33,294,075

Basic earnings (loss) per common share from continuing operations	$1.73	$1.80	$4.00	$4.03
Basic earnings (loss) per common share from discontinued operations	—	—	—	(1.19)
Basic earnings (loss) per common share	1.73	1.80	4.00	2.84

Diluted earnings (loss) per common share from continuing operations	$1.68	$1.72	$3.87	$3.88
Diluted earnings (loss) per common share from discontinued operations	—	—	—	(1.14)
Diluted earnings (loss) per common share	1.68	1.72	3.87	2.74

The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive securities:
Share-based compensation awards	404,473	711,000	106,198	463,145
NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended June 30, 2022
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2022	$(62,548)	$—	$(62,548)
Unrealized gains (losses) arising during period, before tax	(88,224)	—	(88,224)
Income tax effect	22,938	—	22,938
Other comprehensive income (loss) before reclassifications	(65,286)	—	(65,286)
Reclassification adjustments for (gains) losses included in net income, before tax	3,991	—	3,991
Income tax effect	(1,038)	—	(1,038)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	2,953	—	2,953
Net current-period other comprehensive income (loss)	(62,333)	—	(62,333)
Balance - June 30, 2022	$(124,881)	$—	$(124,881)

	Three Months Ended June 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - March 31, 2021	$6,169	$(778)	$5,391
Unrealized gains (losses) arising during period, before tax	592	6	598
Income tax effect	(154)	(2)	(156)
Other comprehensive income (loss) before reclassifications	438	4	442
Reclassification adjustments for (gains) losses included in net income, before tax	(1,812)	1,046	(766)
Income tax effect	471	(272)	199
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(1,341)	774	(567)
Net current-period other comprehensive income (loss)	(903)	778	(125)
Balance - June 30, 2021	$5,266	$—	$5,266

	Six Months Ended June 30, 2022
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2021	$(4,980)	$—	$(4,980)
Unrealized gains (losses) arising during period, before tax	(167,082)	—	(167,082)
Income tax effect	43,441	—	43,441
Other comprehensive income (loss) before reclassifications	(123,641)	—	(123,641)
Reclassification adjustments for (gains) losses included in net income, before tax	5,054	—	5,054
Income tax effect	(1,314)	—	(1,314)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,740	—	3,740
Net current-period other comprehensive income (loss)	(119,901)	—	(119,901)
Balance - June 30, 2022	$(124,881)	$—	$(124,881)

	Six Months Ended June 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	992	12,321	13,313
Income tax effect	(258)	(3,204)	(3,462)
Other comprehensive income (loss) before reclassifications	734	9,117	9,851
Reclassification adjustments for (gains) losses included in net income, before tax	(25,378)	26,972	1,594
Income tax effect	6,598	(7,013)	(415)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(18,780)	19,959	1,179
Net current-period other comprehensive income	(18,046)	29,076	11,030
Balance - June 30, 2021	$5,266	$—	$5,266
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income.

NOTE 6 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$223,661	$(411)	$—	$(3,529)	$219,721
Agency-guaranteed residential collateralized mortgage obligations	156,339	—	—	(9,219)	147,120
Collateralized loan obligations	974,213	—	—	(23,645)	950,568
Commercial mortgage-backed securities	138,972	—	—	(3,188)	135,784
Corporate notes	579,324	—	376	(33,856)	545,844
Private label collateralized mortgage obligations	1,161,325	—	—	(47,988)	1,113,337
State and political subdivision debt securities (2)	8,527	—	—	(790)	7,737
Available for sale debt securities	$3,242,361	$(411)	$376	$(122,215)	3,120,111
Equity securities (3)					24,771
Total investment securities, at fair value					$3,144,882

	December 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$297,291	$253	$(119)	$297,425
Agency-guaranteed residential mortgage-backed securities	9,865	—	(312)	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	—	(10)	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	154	(2,315)	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	53	(3,877)	238,844
Collateralized loan obligations	1,067,770	247	(1,215)	1,066,802
Commercial mortgage-backed securities	149,054	53	(180)	148,927
Corporate notes	575,273	6,334	(1,561)	580,046
Private label collateralized mortgage obligations	1,248,142	333	(6,010)	1,242,465
State and political subdivision debt securities (2)	8,535	—	(104)	8,431
Available for sale debt securities	$3,799,851	$7,427	$(15,703)	3,791,575
Equity securities (3)				25,575
Total investment securities, at fair value				$3,817,150
(1)Accrued interest on AFS debt securities totaled $13.0 million and $11.0 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at June 30, 2022 and December 31, 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

In June 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the three and six months ended June 30, 2021, Customers recognized unrealized gains of $1.7 million and $2.7 million respectively, on its equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. These unrealized gains and losses were reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
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
Proceeds from the sale of AFS debt securities were $399.0 million and $555.0 million for the three and six months ended June 30, 2022, respectively. Proceeds from the sale of AFS debt securities were $53.7 million and $407.6 million for the three and six months ended June 30, 2021, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Gross realized gains	$2,003	$1,812	$2,563	$25,378
Gross realized losses	(5,032)	—	(6,655)	—
Net realized gains (losses) on sale of available for sale debt securities	$(3,029)	$1,812	$(4,092)	$25,378
These gains (losses) were determined using the specific identification method and were reported as gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	436,185	411,856
Due after five years through ten years	151,666	141,725
Asset-backed securities	223,661	219,721
Collateralized loan obligations	974,213	950,568
Commercial mortgage-backed securities	138,972	135,784
Agency-guaranteed residential collateralized mortgage obligations	156,339	147,120
Private label collateralized mortgage obligations	1,161,325	1,113,337
Total available for sale debt securities	$3,242,361	$3,120,111

Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$132,895	$(2,495)	$—	$—	$132,895	$(2,495)
Agency-guaranteed residential collateralized mortgage obligations	147,120	(9,219)	—	—	147,120	(9,219)
Collateralized loan obligations	920,688	(23,080)	25,064	(565)	945,752	(23,645)
Commercial mortgage-backed securities	117,536	(3,188)	—	—	117,536	(3,188)
Corporate notes	434,262	(32,270)	13,413	(1,586)	447,675	(33,856)
Private label collateralized mortgage obligations	737,880	(47,976)	4,000	(12)	741,880	(47,988)
State and political subdivision debt securities	7,737	(790)	—	—	7,737	(790)
Total	$2,498,118	$(119,018)	$42,477	$(2,163)	$2,540,595	$(121,181)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$54,753	$(119)	$—	$—	$54,753	$(119)
Agency-guaranteed residential mortgage-backed securities	9,554	(312)	—	—	9,554	(312)
Agency-guaranteed commercial mortgage-backed securities	2,152	(10)	—	—	2,152	(10)
Agency-guaranteed residential collateralized mortgage obligations	173,492	(2,315)	—	—	173,492	(2,315)
Agency-guaranteed commercial collateralized mortgage obligations	118,334	(3,877)	—	—	118,334	(3,877)
Collateralized loan obligations	715,250	(1,215)	—	—	715,250	(1,215)
Commercial mortgage-backed securities	122,597	(180)	—	—	122,597	(180)
Corporate notes	188,100	(1,561)	—	—	188,100	(1,561)
Private label collateralized mortgage obligations	632,091	(5,874)	6,818	(136)	638,909	(6,010)
State and political subdivision debt securities	8,430	(104)	—	—	8,430	(104)
Total	$2,024,753	$(15,567)	$6,818	$(136)	$2,031,571	$(15,703)
At June 30, 2022, there were 140 AFS debt securities with unrealized losses in the less-than-twelve-months category and seven AFS debt securities with unrealized loss in the twelve-months-or-more category. Except for the four asset-backed securities where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 147 securities, and it is not more likely than not that Customers will be required to sell any of the 147 securities before recovery of the amortized cost basis. At December 31, 2021, there were 117 AFS debt securities in an unrealized loss position.

Customers recorded an allowance for credit losses on four asset-backed securities where there was a deterioration in future estimated cash flows during the three and six months ended June 30, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

Asset-backed securities
(amounts in thousands)	Three Months Ended June 30, 2022
Balance at April 1	$728
Credit losses on securities for which credit losses were not previously recorded	329
Net increase (decrease) in allowance for credit losses on previously impaired securities	(646)
Balance at June 30	$411

Asset-backed securities
(amounts in thousands)	Six Months Ended June 30, 2022
Balance at January 1	$—
Credit losses on securities for which credit losses were not previously recorded	411
Balance at June 30	$411
At June 30, 2022 and December 31, 2021, Customers Bank had pledged investment securities aggregating $19.3 million and $11.3 million in fair value, respectively, as collateral primarily for unused lines of credit with another financial institution. The counterparty does not have the ability to sell or repledge these securities.
At June 30, 2022 and December 31, 2021, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
Investment securities held to maturity
In June 2022, Customers transferred $500.2 million in net carrying value of certain debt securities from available for sale to held to maturity as a part of Customers' ongoing asset liability management primarily to mitigate the impact of rising interest rates on the long duration component of the investment portfolio. At the time of transfer to held to maturity, these debt securities had unrealized losses of $50.0 million, which, along with the unrealized loss in accumulated other comprehensive income, will be amortized over the remaining terms of the securities as an adjustment to yield (interest income) using the effective interest method resulting in no impact to current period earnings.

The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of June 30, 2022 are summarized as follows:

	June 30, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Agency-guaranteed residential mortgage-backed securities	$7,820	$—	$7,820	$—	$(181)	$7,639
Agency-guaranteed commercial mortgage-backed securities	1,966	—	1,966	—	(5)	1,961
Agency-guaranteed residential collateralized mortgage obligations	215,996	—	215,996	—	(4,368)	211,628
Agency-guaranteed commercial collateralized mortgage obligations	154,204	—	154,204	4	(1,041)	153,167
Private label collateralized mortgage obligations	115,053	—	115,053	—	(3,813)	111,240
Total held to maturity debt securities	$495,039	$—	$495,039	$4	$(9,408)	$485,635
(1)Accrued interest on HTM debt securities totaled $0.7 million at June 30, 2022, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Agency-guaranteed residential mortgage-backed securities	$7,820	$7,639
Agency-guaranteed commercial mortgage-backed securities	1,966	1,961
Agency-guaranteed residential collateralized mortgage obligations	215,996	211,628
Agency-guaranteed commercial collateralized mortgage obligations	154,204	153,167
Private label collateralized mortgage obligations	115,053	111,240
Total held to maturity debt securities	$495,039	$485,635
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at June 30, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization and therefore have zero expected credit losses. The unrealized losses on HTM debt securities with no ACL were due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. All of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at June 30, 2022.

The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	June 30, 2022
(amounts in thousands)	AAA	AA	A	BBB	Not Rated	Total
Held to maturity debt securities:
Agency-guaranteed residential mortgage-backed securities	$—	$—	$—	$—	$7,820	$7,820
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1,966	1,966
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	215,996	215,996
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	154,204	154,204
Private label collateralized mortgage obligations	65,092	7,022	33,779	9,160	—	115,053
Total held to maturity debt securities	$65,092	$7,022	$33,779	$9,160	$379,986	$495,039
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At June 30, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	June 30, 2022	December 31, 2021
Commercial loans:
Multi-family loans, at lower of cost or fair value	$4,136	$—
Total commercial loans held for sale	4,136	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	1,952	15,747
Total consumer loans held for sale	2,459	16,254
Loans held for sale	$6,595	$16,254
Total loans held for sale as of June 30, 2022 and December 31, 2021 included NPLs of $4.6 million and $0.5 million, respectively.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2022 and December 31, 2021.

(amounts in thousands)	June 30, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,874,603	$2,284,325
Loans receivable, PPP	1,570,160	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial, including specialty lending (1)	5,737,670	3,424,783
Multi-family	2,008,784	1,486,308
Commercial real estate owner occupied	710,577	654,922
Commercial real estate non-owner occupied	1,152,869	1,121,238
Construction	195,687	198,981
Total commercial loans and leases receivable	9,805,587	6,886,232
Consumer:
Residential real estate	457,768	334,730
Manufactured housing	48,570	52,861
Installment	1,901,070	1,744,475
Total consumer loans receivable	2,407,408	2,132,066
Loans and leases receivable	12,212,995	9,018,298
Allowance for credit losses on loans and leases	(156,530)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,501,228	$14,414,827
(1)Includes direct finance equipment leases of $149.2 million and $146.5 million at June 30, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(12.1) million and $(52.0) million at June 30, 2022 and December 31, 2021, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs and deferred costs and fees and unamortized premiums and discounts and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $86.1 million and $81.6 million at June 30, 2022 and December 31, 2021, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2022 and December 31, 2021, there were $17.2 million and $38.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
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
At June 30, 2022 and December 31, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Loans receivable, PPP
Customers had $1.6 billion and $3.3 billion of PPP loans outstanding as of June 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $20.6 million and $57.5 million for the three and six months ended June 30, 2022, respectively. Customers recognized interest income, including origination fees, of $41.1 million and $79.9 million for the three and six months ended June 30, 2021, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$340	$339	$3,918	$4,597	$5,733,073	$5,737,670
Multi-family	—	—	1,153	1,153	2,007,631	2,008,784
Commercial real estate owner occupied	857	648	1,149	2,654	707,923	710,577
Commercial real estate non-owner occupied	—	—	—	—	1,152,869	1,152,869
Construction	—	—	—	—	195,687	195,687
Residential real estate	2,689	1,513	3,379	7,581	450,187	457,768
Manufactured housing	690	288	3,955	4,933	43,637	48,570
Installment	8,050	5,929	5,965	19,944	1,881,126	1,901,070
Total	$12,626	$8,717	$19,519	$40,862	$12,172,133	$12,212,995

	December 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$2,093	$95	$5,929	$8,117	$3,416,666	$3,424,783
Multi-family	1,682	2,707	18,235	22,624	1,463,684	1,486,308
Commercial real estate owner occupied	287	—	1,304	1,591	653,331	654,922
Commercial real estate non-owner occupied	—	—	2,815	2,815	1,118,423	1,121,238
Construction	—	—	—	—	198,981	198,981
Residential real estate	4,655	789	4,390	9,834	324,896	334,730
Manufactured housing	2,308	768	4,949	8,025	44,836	52,861
Installment	7,349	4,295	3,783	15,427	1,729,048	1,744,475
Total	$18,374	$8,654	$41,405	$68,433	$8,949,865	$9,018,298
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $1.5 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $1.6 billion, of which $3.3 million were 30-59 days past due and $33.4 million were 60 days or more past due as of June 30, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(4)Includes PCD loans of $9.0 million and $9.9 million at June 30, 2022 and December 31, 2021, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	June 30, 2022 (1)			December 31, 2021 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$4,061	$—	$4,061	$5,837	$259	$6,096
Multi-family	1,153	—	1,153	22,654	—	22,654
Commercial real estate owner occupied	2,913	—	2,913	2,475	—	2,475
Commercial real estate non-owner occupied	—	—	—	2,815	—	2,815
Residential real estate	6,258	—	6,258	7,727	—	7,727
Manufactured housing	—	3,071	3,071	—	3,563	3,563
Installment	—	5,965	5,965	—	3,783	3,783
Total	$14,385	$9,036	$23,421	$41,508	$7,605	$49,113
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and six months ended June 30, 2022 and 2021. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the three and six months ended June 30, 2022 and 2021.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and six months ended June 30, 2022 and 2021 are presented in the tables below.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2022
Ending balance, March 31, 2022	$7,437	$10,765	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Charge-offs	(1,990)	(276)	—	(163)	—	—	—	(12,851)	(15,280)
Recoveries	—	692	42	4	103	39	—	919	1,799
Provision (benefit) for credit losses on loans and leases	4,318	(100)	862	3,084	137	854	(262)	15,271	24,164
Ending Balance, June 30, 2022	$9,765	$11,081	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Six Months Ended June 30, 2022
Ending Balance, December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(1,990)	(578)	—	(163)	—	(4)	—	(21,716)	(24,451)
Recoveries	337	1,053	49	12	216	45	—	2,032	3,744
Provision (benefit) for credit losses on loans and leases	6,941	(2,096)	1,483	2,821	271	3,154	(198)	27,057	39,433
Ending Balance, June 30, 2022	$9,765	$11,081	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2021
Ending balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736
Charge-offs	—	(2)	(1)	—	—	—	—	(7,958)	(7,961)
Recoveries	—	285	2	59	114	12	—	898	1,370
Provision (benefit) for credit losses on loan and lease losses	(2,998)	341	(1,472)	(4,306)	(1,574)	(922)	(428)	14,650	3,291
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Six Months Ended June 30, 2021
Ending Balance, December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,132)	(637)	(142)	—	—	(50)	—	(20,645)	(22,606)
Recoveries	—	545	9	69	119	22	—	2,730	3,494
Provision (benefit) for credit losses on loan and lease losses	(6,460)	(4,020)	(4,915)	(12,147)	(3,347)	(1,650)	(818)	33,729	372
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436

At June 30, 2022, the ACL on loans and leases was $156.5 million, an increase of $18.7 million from the December 31, 2021 balance of $137.8 million. The increase in ACL for the three and six months ended June 30, 2022 was primarily attributable to loan growth.
Troubled Debt Restructurings
At June 30, 2022 and December 31, 2021, there were $16.8 million and $16.5 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of June 30, 2022 and December 31, 2021, respectively.
The following table presents loans modified in a TDR by type of concession for the three and six months ended June 30, 2022 and 2021. There were no modifications that involved forgiveness of debt for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	4	$124	4	$157	14	$470	12	$341
Other (1)	67	743	99	1,141	99	1,194	119	1,682
Total	71	$867	103	$1,298	113	$1,664	131	$2,023
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of June 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	June 30, 2022		June 30, 2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	4	$94	7	$189
Residential real estate	1	119	1	43
Installment	38	473	15	247
Total loans	43	$686	23	$479
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Credit Quality Indicators
The ACL represents management's estimate of expected losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Multi-family, commercial and industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of June 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$2,288,409	$600,191	$305,601	$231,819	$79,656	$116,210	$2,006,671	$—	$5,628,557
Special mention	—	—	—	—	—	380	3,222	—	3,602
Substandard	—	21,825	9,691	8,652	12,601	43,664	9,078	—	105,511
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,288,409	$622,016	$315,292	$240,471	$92,257	$160,254	$2,018,971	$—	$5,737,670
Multi-family loans:
Pass	$882,267	$399,236	$131,741	$22,663	$119,914	$329,640	$—	$—	$1,885,461
Special mention	—	—	—	—	5,009	66,748	—	—	71,757
Substandard	—	1,515	—	—	—	50,051	—	—	51,566
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$882,267	$400,751	$131,741	$22,663	$124,923	$446,439	$—	$—	$2,008,784
Commercial real estate owner occupied loans:
Pass	$129,586	$203,769	$58,688	$116,646	$41,654	$137,023	$672	$—	$688,038
Special mention	—	—	—	—	—	3,880	—	—	3,880
Substandard	—	—	—	134	9,544	8,981	—	—	18,659
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate owner occupied loans	$129,586	$203,769	$58,688	$116,780	$51,198	$149,884	$672	$—	$710,577
Commercial real estate non-owner occupied:
Pass	$134,207	$120,804	$146,492	$75,872	$64,787	$415,941	$—	$—	$958,103
Special mention	—	—	21,454	—	—	5,873	—	—	27,327
Substandard	—	—	—	29,008	38,246	100,185	—	—	167,439
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$134,207	$120,804	$167,946	$104,880	$103,033	$521,999	$—	$—	$1,152,869
Construction:
Pass	$44,282	$81,791	$17,939	$29,061	$4,760	$9,243	$8,611	$—	$195,687
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$44,282	$81,791	$17,939	$29,061	$4,760	$9,243	$8,611	$—	$195,687
Total commercial loans and leases receivable	$3,478,751	$1,429,131	$691,606	$513,855	$376,171	$1,287,819	$2,028,254	$—	$9,805,587
Residential real estate loans:
Performing	$113,101	$142,389	$7,526	$16,970	$10,374	$76,795	$84,904	$—	$452,059
Non-performing	—	—	—	382	1,264	3,128	935	—	5,709
Total residential real estate loans	$113,101	$142,389	$7,526	$17,352	$11,638	$79,923	$85,839	$—	$457,768
Manufactured housing loans:
Performing	$—	$—	$—	$220	$171	$45,271	$—	$—	$45,662
Non-performing	—	—	—	—	—	2,908	—	—	2,908
Total manufactured housing loans	$—	$—	$—	$220	$171	$48,179	$—	$—	$48,570
Installment loans:
Performing	$553,321	$774,689	$265,103	$202,825	$19,122	$1,471	$78,600	$—	$1,895,131
Non-performing	138	3,421	1,000	1,066	172	61	81	—	5,939
Total installment loans	$553,459	$778,110	$266,103	$203,891	$19,294	$1,532	$78,681	$—	$1,901,070
Total consumer loans	$666,560	$920,499	$273,629	$221,463	$31,103	$129,634	$164,520	$—	$2,407,408
Loans and leases receivable	$4,145,311	$2,349,630	$965,235	$735,318	$407,274	$1,417,453	$2,192,774	$—	$12,212,995

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$974,016	$337,045	$266,677	$86,691	$55,536	$89,860	$1,484,287	$—	$3,294,112
Special mention	476	1,408	3,325	4,904	36,252	92	14,662	—	61,119
Substandard	18,786	10,257	9,543	11,586	5,682	6,764	6,934	—	69,552
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$993,278	$348,710	$279,545	$103,181	$97,470	$96,716	$1,505,883	$—	$3,424,783
Multi-family loans:
Pass	$403,075	$133,452	$23,068	$209,070	$282,663	$316,491	$—	$—	$1,367,819
Special mention	—	—	—	9,936	18,489	28,776	—	—	57,201
Substandard	—	—	—	—	38,216	23,072	—	—	61,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$403,075	$133,452	$23,068	$219,006	$339,368	$368,339	$—	$—	$1,486,308
Commercial real estate owner occupied loans:
Pass	$213,102	$59,348	$124,626	$60,993	$58,073	$99,219	$672	$—	$616,033
Special mention	—	—	2,876	318	2,044	572	—	—	5,810
Substandard	—	—	3,750	9,682	8,824	10,823	—	—	33,079
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$213,102	$59,348	$131,252	$70,993	$68,941	$110,614	$672	$—	$654,922
Commercial real estate non-owner occupied:
Pass	$136,897	$149,898	$95,504	$66,040	$153,509	$310,435	$—	$—	$912,283
Special mention	—	21,694	11,113	9,373	43,215	20,540	—	—	105,935
Substandard	—	—	—	35,846	20,516	46,658	—	—	103,020
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$136,897	$171,592	$106,617	$111,259	$217,240	$377,633	$—	$—	$1,121,238
Construction:
Pass	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Total commercial loans and leases receivable	$1,803,457	$762,301	$618,104	$509,267	$723,019	$962,716	$1,507,368	$—	$6,886,232
Residential real estate loans:
Performing	$107,854	$8,251	$21,096	$11,389	$6,707	$84,035	$87,438	$—	$326,770
Non-performing	—	—	335	1,015	669	3,587	2,354	—	7,960
Total residential real estate loans	$107,854	$8,251	$21,431	$12,404	$7,376	$87,622	$89,792	$—	$334,730
Manufactured housing loans:
Performing	$—	$—	$253	$299	$73	$47,537	$—	$—	48,162
Non-performing	—	—	—	—	—	4,699	—	—	4,699
Total manufactured housing loans	$—	$—	$253	$299	$73	$52,236	$—	$—	$52,861
Installment loans:
Performing	$973,525	$390,788	$341,582	$31,481	$1,601	$1,016	$25	$—	$1,740,018
Non-performing	1,162	1,002	2,074	156	2	61	—	—	4,457
Total installment loans	$974,687	$391,790	$343,656	$31,637	$1,603	$1,077	$25	$—	$1,744,475
Total consumer loans	$1,082,541	$400,041	$365,340	$44,340	$9,052	$140,935	$89,817	$—	$2,132,066
Loans and leases receivable	$2,885,998	$1,162,342	$983,444	$553,607	$732,071	$1,103,651	$1,597,185	$—	$9,018,298

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Purchases (1)
Loans receivable, PPP	$—	$460,456	$—	$621,487
Residential real estate	8,081	—	154,955	—
Installment (2)	16,551	—	76,007	115,849
Total	$24,632	$460,456	$230,962	$737,336
Sales (3)
Multi-family	$2,879	$19,443	$2,879	$19,443
Commercial and industrial	14,040	10,059	22,880	28,990
Commercial real estate owner occupied	3,519	4,461	8,960	6,698
Commercial real estate non-owner occupied	—	—	—	18,366
Residential real estate	—	11,623	—	28,186
Installment	—	28,818	—	28,818
Total	$20,438	$74,404	$34,719	$130,501
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.9% and 102.0% of loans outstanding for the three months ended June 30, 2022 and 2021, respectively. The purchase price was 98.2% and 103.0% of loans outstanding for the six months ended June 30, 2022 and 2021, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2022 and 2021, loan sales resulted in net gains of $1.5 million and $2.2 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the six months ended June 30, 2022 and 2021, loan sales resulted in net gains of $3.6 million and $4.3 million, respectively.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $4.0 billion and $3.7 billion at June 30, 2022 and December 31, 2021, respectively. No PPP loans were pledged to the FRB in accordance with borrowing from the PPPLF at June 30, 2022 and December 31, 2021.
NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between 10 months and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between 1 and 10 years, with options to renew the leases or extend the term up to 10 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2022	December 31, 2021
ASSETS
Operating lease ROU assets	Other assets	$18,124	$12,677
LIABILITIES
Operating lease liabilities	Other liabilities	$19,967	$14,524

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2022	2021	2022	2021
Operating lease cost (1)	Occupancy expenses	$1,217	$1,130	$2,215	$2,247
(1) There were no variable lease costs for the three and six months ended June 30, 2022 and 2021, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2022:

(amounts in thousands)	June 30, 2022
2022	$2,626
2023	5,308
2024	4,301
2025	3,388
2026	2,473
Thereafter	5,016
Total minimum payments	23,112
Less: interest	3,145
Present value of lease liabilities	$19,967
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has a signed lease that has not yet commenced as of June 30, 2022 with future minimum lease payments of $4.2 million. Cash paid pursuant to the operating lease liability was $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively. Cash paid pursuant to the operating lease liability was $1.4 million and $2.5 million for the three and six months ended June 30, 2021, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	5.3 years	3.9 years

Weighted average discount rate
Operating leases	2.88%	2.74%
Equipment Lessor
CCF is a wholly-owned subsidiary of Customers Bank and is referred to as the Equipment Finance Group. The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Terms typically range from 24 months to 120 months. The Equipment Finance Group offers the following products: Loans, Capital Lease, PUT, TRAC, Split-TRAC, and FMV. Direct finance leases are included in commercial and industrial loans and leases receivable.
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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2022 and December 31, 2021:

(amounts in thousands)	Classification	June 30, 2022	December 31, 2021
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$136,095	$134,855
Guaranteed residual assets	Loans and leases receivable	11,534	11,397
Unguaranteed residual assets	Loans and leases receivable	6,126	5,665
Deferred initial direct costs	Loans and leases receivable	566	448
Unearned income	Loans and leases receivable	(5,146)	(5,383)
Net investment in direct financing leases		$149,175	$146,982

Operating leases
Investment in operating leases	Other assets	$183,986	$158,135
Accumulated depreciation	Other assets	(48,803)	(40,749)
Deferred initial direct costs	Other assets	748	872
Net investment in operating leases		135,931	118,258
Total lease assets		$285,106	$265,240
NOTE 10 – DEPOSITS
The components of deposits at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
(amounts in thousands)
Demand, non-interest bearing	$4,683,030	$4,459,790
Demand, interest bearing	6,644,398	6,488,406
Savings, including money market deposit accounts	4,894,267	5,322,390
Time	723,024	507,338
Total deposits	$16,944,719	$16,777,924
The scheduled maturities for time deposits at June 30, 2022 were as follows:

(amounts in thousands)	June 30, 2022
2022	$526,133
2023	184,893
2024	6,659
2025	2,484
2026	2,247
Thereafter	608
Total time deposits	$723,024
Time deposits greater than the FDIC limit of $250,000 totaled $389.2 million and $259.0 million at June 30, 2022 and December 31, 2021, respectively.
Included in the demand, interest bearing balances above were $1.5 billion and $1.7 billion of brokered demand deposits at June 30, 2022 and December 31, 2021, respectively. Included in the savings and money market deposit account ("MMDA") balances above were $765.3 million and $480.5 million of brokered money market deposits at June 30, 2022 and December 31, 2021, respectively. Included in time deposits above were $403.4 million of brokered time deposits at June 30, 2022. There were no brokered time deposits included in time deposits above as of December 31, 2021.
Demand deposit overdrafts reclassified as loans were $3.5 million and $2.8 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 11 - BORROWINGS
Short-term debt
Short-term debt at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$135,000	1.38%	$700,000	0.26%
Federal funds purchased	770,000	1.71%	75,000	0.05%
Total short-term debt	$905,000		$775,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	June 30, 2022 (1)	December 31, 2021 (2)
FHLB advances
Maximum outstanding at any month end	$775,000	$850,000
Average balance during the period	250,164	264,704
Weighted-average interest rate during the period	1.46%	2.35%
Federal funds purchased
Maximum outstanding at any month end	895,000	365,000
Average balance during the period	367,210	22,110
Weighted-average interest rate during the period	0.82%	0.07%
(1) For the six months ended June 30, 2022.
(2) For the year ended December 31, 2021.
At June 30, 2022 and December 31, 2021, Customers Bank had aggregate availability under federal funds lines totaling $929.0 million and $1.3 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—

The maximum borrowing capacity with the FHLB and FRB at June 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	June 30, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,655,756	$2,973,635
Total maximum borrowing capacity with the FRB (1)	244,802	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,466,931	3,594,339
(1)    Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at June 30, 2022 and December 31, 2021.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2022 and December 31, 2021 were as follows:

		June 30, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,719	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,731	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,450	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,494	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,318	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,812	$181,673
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
NOTE 12 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program is for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 548,821 shares of its common stock for $21.5 million under the Share Repurchase Program on various dates during the three months ended June 30, 2022. Customers Bancorp purchased 664,145 shares of its common stock for $27.8 million under the Share Repurchase Program on various dates during the six months ended June 30, 2022.
Preferred Stock
As of June 30, 2022, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding.

The table below summarizes Customers' issuances of preferred stock that remain outstanding at June 30, 2022 and December 31, 2021 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2022 (1)
Fixed-to-floating rate:	Issue Date	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$0.72
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$0.67
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the six months ended June 30, 2022.
On March 15, 2021, Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
NOTE 13 — REGULATORY CAPITAL
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2022 and December 31, 2021, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,383,051	9.690%	$642,289	4.500%	N/A	N/A	$999,117	7.000%
Customers Bank	$1,633,346	11.460%	$641,349	4.500%	$926,393	6.500%	$997,654	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,520,844	10.655%	$856,386	6.000%	N/A	N/A	$1,213,213	8.500%
Customers Bank	$1,633,346	11.460%	$855,132	6.000%	$1,140,176	8.000%	$1,211,437	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,799,354	12.607%	$1,141,848	8.000%	N/A	N/A	$1,498,675	10.500%
Customers Bank	$1,839,362	12.906%	$1,140,176	8.000%	$1,425,220	10.000%	$1,496,481	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,520,844	7.522%	$808,706	4.000%	N/A	N/A	$808,706	4.000%
Customers Bank	$1,633,346	8.087%	$807,863	4.000%	$1,009,829	5.000%	$807,863	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
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
NOTE 14 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2022 and December 31, 2021:
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

The estimated fair values of Customers' financial instruments at June 30, 2022 and December 31, 2021 were as follows.

			Fair Value Measurements at June 30, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$245,178	$245,178	$245,178	$—	$—
Debt securities, available for sale	3,120,111	3,120,111	—	3,013,192	106,919
Debt securities, held to maturity	495,039	485,635	—	485,635	—
Loans held for sale	6,595	6,595	—	1,952	4,643
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,501,228	15,294,332	—	1,874,603	13,419,729
FHLB, Federal Reserve Bank and other restricted stock	74,626	74,626	—	74,626	—
Derivatives	27,434	27,434	—	27,336	98
Liabilities:
Deposits	$16,944,719	$16,827,233	$16,221,695	$605,538	$—
Federal funds purchased	770,000	770,000	770,000	—	—
FHLB advances	635,000	632,182	—	632,182	—
Other borrowings	123,450	115,324	—	115,324	—
Subordinated debt	181,812	181,576	—	181,576	—
Derivatives	24,922	24,922	—	24,922	—

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$518,032	$518,032	$518,032	$—	$—
Debt securities, available for sale	3,791,575	3,791,575	—	3,648,690	142,885
Loans held for sale	16,254	16,254	—	15,747	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	14,207,811	—	2,284,325	11,923,486
FHLB, Federal Reserve Bank and other restricted stock	64,584	64,584	—	64,584	—
Derivatives	27,295	27,295	—	27,116	179
Liabilities:
Deposits	$16,777,924	$16,777,236	$16,270,586	$506,650	$—
Federal funds purchased	75,000	75,000	75,000	—	—
FHLB advances	700,000	700,000	—	700,000	—
Other borrowings	223,086	226,585	—	226,585	—
Subordinated debt	181,673	204,782	—	204,782	—
Derivatives	26,544	26,544	—	26,544	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$112,802	$106,919	$219,721
Agency-guaranteed residential collateralized mortgage obligations	—	147,120	—	147,120
Collateralized loan obligations	—	950,568	—	950,568
Commercial mortgage-backed securities	—	135,784	—	135,784
Corporate notes	—	545,844	—	545,844
Private label collateralized mortgage obligations	—	1,113,337	—	1,113,337
State and political subdivision debt securities	—	7,737	—	7,737
Derivatives	—	27,336	98	27,434
Loans held for sale – fair value option	—	1,952	—	1,952
Loans receivable, mortgage warehouse – fair value option	—	1,874,603	—	1,874,603
Total assets – recurring fair value measurements	$—	$4,917,083	$107,017	$5,024,100
Liabilities
Derivatives	$—	$24,922	$—	$24,922
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,920	$4,920
Total assets – nonrecurring fair value measurements	$—	$—	$4,920	$4,920

	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$154,540	$142,885	$297,425
Agency-guaranteed residential mortgage–backed securities	—	9,553	—	9,553
Agency-guaranteed commercial mortgage–backed securities	—	2,152	—	2,152
Agency-guaranteed residential collateralized mortgage obligations	—	196,930	—	196,930
Agency-guaranteed commercial collateralized mortgage obligations	—	238,844	—	238,844
Collateralized loan obligations	—	1,066,802	—	1,066,802
Commercial mortgage-backed securities	—	148,927	—	148,927
Corporate notes	—	580,046	—	580,046
Private label collateralized mortgage obligations	—	1,242,465	—	1,242,465
State and political subdivision debt securities	—	8,431	—	8,431
Derivatives	—	27,116	179	27,295
Loans held for sale – fair value option	—	15,747	—	15,747
Loans receivable, mortgage warehouse – fair value option	—	2,284,325	—	2,284,325
Total assets – recurring fair value measurements	$—	$5,975,878	$143,064	$6,118,942
Liabilities
Derivatives	$—	$26,544	$—	$26,544
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,121	$5,121
Total assets – nonrecurring fair value measurements	$—	$—	$5,121	$5,121
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended June 30,
(amounts in thousands)	2022	2021
Balance at April 1	$149	$196
Issuances	98	301
Settlements	(149)	(196)
Balance at June 30	$98	$301

	Residential Mortgage Loan Commitments
	Six Months Ended June 30,
(amounts in thousands)	2022	2021
Balance at January 1	$179	$200
Issuances	247	497
Settlements	(328)	(396)
Balance at June 30	$98	$301

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2022 are summarized in the tables below.

Asset-backed securities
(amounts in thousands)	Three Months Ended June 30, 2022
Balance at April 1	$121,853
Principal payments and premium amortization	(18,147)
Net decrease in allowance for credit losses	317
Change in fair value recognized in OCI	2,896
Balance at June 30	$106,919

Asset-backed securities
(amounts in thousands)	Six Months Ended June 30, 2022
Balance at January 1	$142,885
Principal payments and premium amortization	(34,496)
Credit losses	(411)
Change in fair value recognized in OCI	(1,059)
Balance at June 30	$106,919
There were no transfers between levels during the three and six months ended June 30, 2022 and 2021.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2022 and December 31, 2021 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
June 30, 2022
Asset-backed securities	$106,919	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 6% (5%) 5% - 6% (5%) 17% - 27% (19%)
Collateral-dependent loans – real estate	4,643	Collateral appraisal (1)	Liquidation expenses (2)	0% - 0% (0%)
Collateral-dependent loans – commercial and industrial	277	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 25% - 27% (26%)
Residential mortgage loan commitments	98	Adjusted market bid	Pull-through rate	77% - 100% (81%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Asset-backed securities	$142,885	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 5% (5%) 4% - 4% (4%) 17% - 33% (19%)
Collateral-dependent loans – real estate	4,170	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	951	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	179	Adjusted market bid	Pull-through rate	76% - 89% (85%)
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

NOTE 15 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the six months ended June 30, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At June 30, 2022 and December 31, 2021, Customers had no interest rate derivative designated as cash flow hedges of interest rate risk.
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
At June 30, 2022, Customers had seven outstanding interest rate derivatives with notional amounts totaling $32.5 million that were designated as fair value hedges of certain AFS debt securities. During the three and six months ended June 30, 2022, Customers terminated seven and nine interest rate derivatives with notional amounts totaling $31.5 million and $48.0 million, respectively, that were designated as fair value hedges together with the sale of hedged AFS debt securities. During the three and six months ended June 30, 2021, Customers terminated one and eight interest rate derivatives with notional amounts totaling $5.0 million and $191.8 million, respectively, that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million designated as fair value hedges.

As of June 30, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
AFS debt securities	$32,500	$80,500	$2,118	$1,750
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At June 30, 2022, Customers had 151 interest rate swaps with an aggregate notional amount of $1.4 billion and 12 interest rate caps with an aggregated notional amount of $243.8 million related to this program. At December 31, 2021, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregate notional amount of $264.7 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2022 and December 31, 2021, Customers had an aggregate notional amount of residential mortgage loan commitments of $5.0 million and $8.2 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2022 and December 31, 2021, Customers had an aggregate notional amount of credit derivatives of $143.8 million and $129.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$2,118	Other liabilities	$—
Total		$2,118		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$25,165	Other liabilities	$24,860
Credit contracts	Other assets	53	Other liabilities	62
Residential mortgage loan commitments	Other assets	98	Other liabilities	—
Total		$25,316		$24,922

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,750	Other liabilities	$—
Total		$1,750		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$25,235	Other liabilities	$26,343
Credit contracts	Other assets	131	Other liabilities	201
Residential mortgage loan commitments	Other assets	179	Other liabilities	—
Total		$25,545		$26,544
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2022 and 2021.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2022	2021	2022	2021
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$498	$(130)	$3,019	$4,777
Recognized on hedged AFS debt securities	Net interest income	(498)	130	(3,019)	(4,777)
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Non-interest income (1)	$780	$(376)	$1,741	$2,023
Credit contracts	Non-interest income (1)	41	(63)	44	74
Residential mortgage loan commitments	Non-interest income (2)	(50)	105	(81)	101
Total		$771	$(334)	$1,704	$2,198
(1) Included in unrealized gain (loss) on derivatives.
(2) Included in mortgage banking income.

Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and six months ended June 30, 2022 and 2021.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(amounts in thousands)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$4	Interest expense	$—	$(1,046)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$9,117	Interest expense	$—	$(2,505)
			Non-interest income (2)	—	(24,467)
			Total	$—	$(26,972)
(1) Amounts presented are net of taxes. See NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
(2) Included in loss on cash flow hedge derivative terminations.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2022, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $14.4 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $15.9 million of cash as collateral at June 30, 2022. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted	Net Amount
June 30, 2022
Interest rate derivative assets with institutional counterparties	$15,587	$(1,189)	$(14,398)	$—

Interest rate derivative liabilities with institutional counterparties	$1,189	$(1,189)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted	Net Amount
December 31, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$23,348	$—	$(23,348)	$—
NOTE 16 — LOSS CONTINGENCIES
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
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: the impact of the ongoing pandemic on the U.S. economy and customer behavior, the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the continued success and acceptance of our blockchain payments system, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2021, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2022. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2021 Form 10-K.
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

Customers Bank provides blockchain-based digital payments via the Customers Bank Instant Token or CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT on the TassatPayTM blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of June 30, 2022 and December 31, 2021, Customers Bank held $2.1 billion and $1.9 billion of low-to-no cost deposits from customers participating in CBIT, respectively.
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
Impact of COVID-19, Geopolitical Conflict and Macroeconomic Uncertainties
The spread of COVID-19 and its variants since early 2020 has created a global public health crisis that has resulted in volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses during the early stages of the pandemic have included emergency response legislation including the CARES Act and subsequent amendments and the Federal Reserve Board maintaining a low interest rate environment. The CARES Act included the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships. The Federal Reserve Board also established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, the PPPLF, which was created to bolster the effectiveness of the PPP by taking PPP loans as collateral at face value. Customers participated in some of these facilities and programs, primarily the PPPLF. Customers fully repaid the borrowings from the PPPLF during the three months ended September 30, 2021. No new advances are available from the PPPLF after July 30, 2021. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. In response, the Federal Reserve Board has begun normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022, with future rate hikes expected through 2022 and beyond.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation, global supply chain issues, and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of on-balance sheet liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has also shifted the mix of its loan portfolio towards commercial loans with floating or adjustable interest rates and increased its non-interest bearing and interest-bearing demand deposits to position the Bank for future interest rate hikes. Customers continues to monitor closely the impact of COVID-19 and its variants, the military conflict between Russia and Ukraine and macroeconomic uncertainties, as well as any effects that may result from the federal government's responses including future rate hikes; however, the extent to which the ongoing COVID-19 pandemic, the geopolitical conflict and macroeconomic factors will impact Customers' operations and financial results during the remainder of 2022 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, please refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2021 Form 10-K and updated in this Form 10-Q for the quarterly period ended June 30, 2022 in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.

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
Allowance for Credit Losses
Customers' ACL at June 30, 2022 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modelled credit loss estimates, nature and volume of loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to a revision of reserves to reflect management's best estimate of expected credit losses.
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
The net increase in our estimated ACL as of June 30, 2022 as compared to our December 31, 2021 estimate was primarily attributable to loan growth. There was a provision for credit losses on loans and leases of $24.2 million and $39.4 million for the three and six months ended June 30, 2022, respectively, resulting in an ACL ending balance of $159.1 million ($156.5 million for loans and leases and $2.6 million for unfunded lending-related commitments) as of June 30, 2022.
To determine the ACL as of June 30, 2022, Customers utilized Moody's June 2022 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at June 2022 assumed lower growth rate in macroeconomic forecasts compared to the first quarter 2022 forecasts of macroeconomic conditions used by Customers; the impact of the Russian invasion of Ukraine on the U.S. economy would be limited and the disruptions to oil, natural gas and other commodity markets will be temporary; COVID-19 will be endemic and seasonal and becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve Board raising the effective fed funds rate to average 2.1% in the fourth quarter of 2022; and the U.S. economy achieving full-employment with a 3.5% unemployment rate in 2022 and gradually rising over the next couple of years as the effect of tighter monetary policy starts to be felt. Customers continues to monitor the impact of the military conflict between Russia and Ukraine, the ongoing COVID-19 pandemic, inflation, and related policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

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
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the military conflict between Russia and Ukraine worsening significantly and persisting longer, causing oil prices to rise more sharply than the Baseline projections, new infections, hospitalizations and COVID-19 deaths rising significantly again as compared to the Baseline projections, slowing growth in consumer spending on air travel, retail and hotels, worsening supply chain issues boosting inflation, rising unemployment and the U.S. economy falling into recession. Under this scenario, as an example, the unemployment rate is estimated at 4.9% and 7.7% at the end of 2022 and 2023, respectively. These numbers represent a 1.4% and 4.2% higher unemployment estimate than the Baseline scenario projection of 3.5% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $47.0 million at June 30, 2022. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as geopolitical instability, risks of rising inflation including a near-term recession, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation and ongoing COVID-19 pandemic has and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, see "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net interest income	$164,852	$138,757	$26,095	18.8%	$329,551	$271,488	$58,063	21.4%
Provision for credit losses	23,847	3,291	20,556	NM	39,844	372	39,472	NM
Total non-interest income	12,746	16,822	(4,076)	(24.2)%	33,944	35,290	(1,346)	(3.8)%
Total non-interest expense	76,205	70,823	5,382	7.6%	150,012	132,750	17,262	13.0%
Income before income tax expense	77,546	81,465	(3,919)	(4.8)%	173,639	173,656	(17)	—%
Income tax expense	18,896	20,124	(1,228)	(6.1)%	38,228	37,684	544	1.4%
Net income from continuing operations	58,650	61,341	(2,691)	(4.4)%	135,411	135,972	(561)	(0.4)%
Loss from discontinued operations before income taxes	—	—	—	NM	—	(20,354)	20,354	(100.0)%
Income tax expense from discontinued operations	—	—	—	NM	—	17,682	(17,682)	(100.0)%
Net loss from discontinued operations	—	—	—	NM	—	(38,036)	38,036	(100.0)%
Net income	58,650	61,341	(2,691)	(4.4)%	135,411	97,936	37,475	38.3%
Preferred stock dividends	2,131	3,299	(1,168)	(35.4)%	3,996	6,690	(2,694)	(40.3)%
Net income available to common shareholders	$56,519	$58,042	$(1,523)	(2.6)%	$131,415	$91,246	$40,169	44.0%
Customers reported net income available to common shareholders of $56.5 million and $131.4 million for the three and six months ended June 30, 2022, respectively, compared to net income available to common shareholders of $58.0 million and $91.2 million for the three and six months ended June 30, 2021, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were as follows.
Net interest income
Net interest income increased $26.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as average interest-earning assets increased by $826.9 million, and NIM increased by 41 basis points to 3.39% for the three months ended June 30, 2022 from 2.98% for the three months ended June 30, 2021. The increase in interest-earning assets was driven by increases in investment securities, commercial and industrial loans and leases, installment, multi-family and residential mortgage loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The shift in the mix of interest-earning assets in a rising interest rate environment and PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 54 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 26 basis points increase in the cost of interest-bearing liabilities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.6 billion ($1.9 billion average balance) of PPP loans yielding 4.43% and $6.6 billion ($6.4 billion average balance) of interest-bearing demand deposits costing 0.85%. Non-interest bearing demand deposits was $4.7 billion ($4.5 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.69% and 0.54% for the three months ended June 30, 2022 and 2021, respectively.
Net interest income increased $58.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as average interest-earning assets increased by $728.2 million, and NIM increased by 50 basis points to 3.49% for the six months ended June 30, 2022 from 2.99% for the six months ended June 30, 2021. The increase in interest-earning assets was driven by increases in investment securities, commercial and industrial loans and leases, installment, residential mortgage and multi-family loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The PPP loan forgiveness drove a 46 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The NIM also increased from equity investment distributions, which are included in other interest income. The shift in the mix of interest-bearing liabilities drove a 4 basis point increase in the cost of interest-bearing liabilities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.6 billion ($2.3 billion average balance) of PPP loans yielding 5.15% and $6.6 billion ($6.1 billion average balance) of interest-bearing demand deposits costing 0.71%. Non-interest bearing demand deposits was $4.7 billion ($4.7 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.56% and 0.61% for the six months ended June 30, 2022 and 2021, respectively.
Provision for credit losses
The $20.6 million increase in the provision for credit losses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily reflects the loan growth. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.28% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Credit Risk), at June 30, 2022, compared to 1.61% at June 30, 2021. Net charge-offs for the three months ended June 30, 2022 were $13.5 million, or 36 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $6.6 million, or 16 basis points on an annualized basis, for the three months ended June 30, 2021. The increase in net charge-offs for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to higher charge-offs for consumer installment loans and overdrawn deposit accounts.
The $39.5 million increase in the provision for credit losses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily reflects the loan growth. Net charge-offs for the six months ended June 30, 2022 were $20.7 million, or 29 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $19.1 million, or 24 basis points of average loans and leases on an annualized basis, for the six months ended June 30, 2021. The increase in net charge-offs for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to higher charge-offs for consumer installment loans and overdrawn deposit accounts.
The provision for credit losses for the three and six months ended June 30, 2022 also included a benefit to provision for credit losses of $0.3 million and a provision for credit losses of $0.4 million on certain asset-backed securities included in our investment securities available for sale, respectively. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Non-interest income
The $4.1 million decrease in non-interest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from decreases of $4.8 million in gain (loss) on sale of investment securities, $1.9 million in unrealized gain (loss) on investment securities, $1.4 million in mortgage warehouse transactional fees, $0.9 million in other non-interest income, $0.8 million in bank-owned life insurance income and $0.4 million in gain (loss) on sale of SBA and other loans. These decreases were offset in part by $2.8 million of loss on sale of foreign subsidiaries for the three months ended June 30, 2021, and increases of $1.3 million in commercial lease income, $1.3 million in unrealized gain (loss) on derivatives and $0.9 million in loan fees for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The $1.3 million decrease in non-interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from decreases of $29.5 million in gain (loss) on sale of investment securities, $3.6 million in mortgage warehouse transactional fees, $3.2 million in unrealized gain (loss) on investment securities, $1.4 million in other non-interest income, $0.4 million in gain (loss) on sale of SBA and other loans and $0.3 million in unrealized gain (loss) on derivatives. These decreases were offset in part by $24.5 million of loss on cash flow hedge derivative terminations and $2.8 million of loss on sale of foreign subsidiaries for the six months ended June 30, 2021, and increases of $5.8 million in bank-owned life insurance income, $2.1 million in loan fees and $2.0 million in commercial lease income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Non-interest expense
The $5.4 million increase in non-interest expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from increases of $3.1 million in technology, communication and bank operations, $2.6 million in loan servicing, $1.8 million in occupancy, $1.1 million in commercial lease depreciation and $0.5 million in professional services. These increases were offset in part by decreases of $2.7 million in salaries and employee benefits, $1.0 million in FDIC assessments, non-income taxes, and regulatory fees and $0.3 million in other non-interest expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The $17.3 million increase in non-interest expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from increases of $7.2 million in technology, communication and bank operations, $4.6 million in loan servicing, $2.2 million in occupancy, $1.8 million in commercial lease depreciation, $1.6 million in professional services and $1.6 million in other non-interest expense. These increases were offset in part by decreases of $1.3 million in FDIC assessments, non-income taxes, and regulatory fees, $0.2 million in advertising and promotion and $0.1 million in salaries and employee benefits for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The merger and acquisition related expenses decreased $0.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as the divestiture of BMT was completed on January 4, 2021.
Income tax expense
Customers' effective tax rate from continuing operations was 24.4% for the three months ended June 30, 2022 compared to 24.7% for the three months ended June 30, 2021. The decrease in the effective tax rate primarily resulted from a decrease in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes for 2021, offset in part by reduced investment tax credits for 2022.
Customers' effective tax rate from continuing operations was 22.0% for the six months ended June 30, 2022 compared to 21.7% for the six months ended June 30, 2021. The increase in the effective tax rate primarily resulted from higher projected pre-tax income for 2022, reduced investment tax credits for 2022 and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021, partially offset by an increase in excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022.
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
Customers had no loss from discontinued operations, net of income taxes for the three months ended June 30, 2022 and 2021 as the divestiture of BMT was completed on January 4, 2021.
Customers had no loss from discontinued operations, net of income taxes for the six months ended June 30, 2022 compared to $38.0 million for the six months ended June 30, 2021. The $38.0 million decrease primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the six months ended June 30, 2021. See "NOTE 3 – DISCONTINUED OPERATIONS" to the unaudited consolidated financial statements for additional information.
Preferred stock dividends
Preferred stock dividends were $2.1 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively. Preferred stock dividends were $4.0 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively.
On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2022 and 2021.
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

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2022 and 2021. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2022			2021			2022 vs. 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$434,950	$919	0.85%	$646,342	$188	0.12%	$813	$(82)	$731
Investment securities (1)	4,104,463	25,442	2.48%	1,512,644	8,327	2.20%	1,183	15,932	17,115
Loans and leases:
Commercial loans to mortgage companies	1,898,554	15,615	3.30%	2,737,629	21,069	3.09%	1,356	(6,810)	(5,454)
Multi-family loans	1,845,527	17,313	3.76%	1,551,370	15,013	3.88%	(475)	2,775	2,300
Commercial and industrial loans and leases (2)	5,577,830	53,866	3.87%	2,878,045	25,786	3.59%	2,155	25,925	28,080
PPP loans	1,863,429	20,572	4.43%	6,133,184	41,137	2.69%	17,678	(38,243)	(20,565)
Non-owner occupied commercial real estate loans	1,307,995	12,749	3.91%	1,368,695	13,187	3.86%	165	(603)	(438)
Residential mortgages	515,612	4,898	3.81%	346,284	3,127	3.62%	172	1,599	1,771
Installment loans	1,909,551	43,928	9.23%	1,467,595	34,289	9.37%	(520)	10,159	9,639
Total loans and leases (3)	14,918,498	168,941	4.54%	16,482,802	153,608	3.74%	30,827	(15,494)	15,333
Other interest-earning assets	68,025	1,032	6.09%	57,208	758	5.32%	119	155	274
Total interest-earning assets	19,525,936	196,334	4.03%	18,698,996	162,881	3.49%	26,016	7,437	33,453
Non-interest-earning assets	530,084			607,952
Total assets	$20,056,020			$19,306,948
Liabilities
Interest checking accounts	$6,409,617	13,644	0.85%	$3,503,242	6,653	0.76%	873	6,118	6,991
Money market deposit accounts	4,704,767	7,523	0.64%	4,859,614	5,650	0.47%	2,054	(181)	1,873
Other savings accounts	695,176	758	0.44%	1,456,777	2,076	0.57%	(400)	(918)	(1,318)
Certificates of deposit	530,180	856	0.65%	658,698	1,274	0.78%	(192)	(226)	(418)
Total interest-bearing deposits (4)	12,339,740	22,781	0.74%	10,478,331	15,653	0.60%	4,047	3,081	7,128
Federal funds purchased	642,747	1,429	0.89%	71,703	12	0.07%	843	574	1,417
FRB PPP liquidity facility	—	—	—%	3,858,733	3,367	0.35%	—	(3,367)	(3,367)
Borrowings	940,068	7,272	3.10%	460,054	5,092	4.44%	(1,895)	4,075	2,180
Total interest-bearing liabilities	13,922,555	31,482	0.91%	14,868,821	24,124	0.65%	8,994	(1,636)	7,358
Non-interest-bearing deposits (4)	4,491,574			2,889,781
Total deposits and borrowings	18,414,129		0.69%	17,758,602		0.54%
Other non-interest-bearing liabilities	259,279			328,251
Total liabilities	18,673,408			18,086,853
Shareholders' equity	1,382,612			1,220,095
Total liabilities and shareholders' equity	$20,056,020			$19,306,948
Net interest income		164,852			138,757		$17,022	$9,073	$26,095
Tax-equivalent adjustment (5)		270			289
Net interest earnings		$165,122			$139,046
Interest spread			3.35%			2.95%
Net interest margin			3.38%			2.98%
Net interest margin tax equivalent (5)			3.39%			2.98%
Net interest margin tax equivalent, excluding PPP loans (6)			3.32%			3.30%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.54% and 0.47% for the three months ended June 30, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2022 and 2021, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended June 30, 2022 and 2021, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income increased $26.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as average interest-earning assets increased by $826.9 million, primarily related to increases in investment securities, commercial and industrial loans and leases, installment, multi-family and residential mortgage loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The commercial loans to mortgage companies trend has been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021 with rising interest rates.
The NIM increased by 41 basis points to 3.39% for the three months ended June 30, 2022 from 2.98% for the three months ended June 30, 2021 resulting primarily from the PPP loan forgiveness, as well as a shift in the mix of interest-earning assets and interest-bearing liabilities in a rising interest rate environment. The shift in the mix of interest-earning assets in a rising interest rate environment and PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 54 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 26 basis points increase in the cost of interest-bearing liabilities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.6 billion ($1.9 billion average balance) of PPP loans yielding 4.43% and $6.6 billion ($6.4 billion average balance) of interest-bearing demand deposits costing 0.85%. Non-interest bearing demand deposits was $4.7 billion ($4.5 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.69% and 0.54% for the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,							Six Months Ended June 30,
	2022				2021			2022 vs. 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)		Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$629,514	$1,248	0.40%		$910,362	$490	0.11%	$953	$(195)	$758
Investment securities (1)	4,070,901	45,737	2.25%		1,435,529	16,306	2.27%	(142)	29,573	29,431
Loans and leases:
Commercial loans to mortgage companies	1,867,772	29,620	3.20%		2,928,802	44,860	3.09%	1,546	(16,786)	(15,240)
Multi-family loans	1,689,553	31,079	3.71%		1,619,891	30,861	3.84%	(1,073)	1,291	218
Commercial and industrial loans and leases (2)	4,855,134	90,525	3.76%		2,863,268	53,637	3.78%	(285)	37,173	36,888
PPP loans	2,250,224	57,466	5.15%		5,382,370	79,969	3.00%	39,012	(61,515)	(22,503)
Non-owner occupied commercial real estate loans	1,310,091	24,956	3.84%		1,358,871	25,981	3.86%	(129)	(896)	(1,025)
Residential mortgages	466,288	8,578	3.71%		359,815	6,612	3.71%	—	1,966	1,966
Installment loans	1,852,167	83,892	9.13%		1,396,126	63,805	9.22%	(627)	20,714	20,087
Total loans and leases (3)	14,291,229	326,116	4.60%		15,909,143	305,725	3.88%	53,391	(33,000)	20,391
Other interest-earning assets	60,113	6,709	NM	(7)	68,521	1,475	4.34%	5,437	(203)	5,234
Total interest-earning assets	19,051,757	379,810	4.02%		18,323,555	323,996	3.56%	42,686	13,128	55,814
Non-interest-earning assets	543,479				594,936
Total assets	$19,595,236				$18,918,491
Liabilities
Interest checking accounts	$6,091,263	21,374	0.71%		$3,099,725	12,252	0.80%	(1,525)	10,647	9,122
Money market deposit accounts	4,791,925	12,197	0.51%		4,648,942	11,709	0.51%	—	488	488
Other savings accounts	787,134	1,542	0.39%		1,435,681	4,477	0.63%	(1,343)	(1,592)	(2,935)
Certificates of deposit	490,632	1,380	0.57%		662,447	2,873	0.87%	(852)	(641)	(1,493)
Total interest-bearing deposits (4)	12,160,954	36,493	0.61%		9,846,795	31,311	0.64%	(1,581)	6,763	5,182
Federal funds purchased	367,210	1,502	0.82%		44,171	15	0.07%	884	603	1,487
FRB PPP liquidity facility	—	—	—%		3,899,996	6,769	0.35%	—	(6,769)	(6,769)
Borrowings	737,464	12,264	3.35%		805,853	14,413	3.61%	(987)	(1,162)	(2,149)
Total interest-bearing liabilities	13,265,628	50,259	0.76%		14,596,815	52,508	0.72%	2,747	(4,996)	(2,249)
Non-interest-bearing deposits (4)	4,695,148				2,855,019
Total deposits and borrowings	17,960,776		0.56%		17,451,834		0.61%
Other non-interest-bearing liabilities	248,266				288,246
Total liabilities	18,209,042				17,740,080
Shareholders' equity	1,386,194				1,178,411
Total liabilities and shareholders' equity	$19,595,236				$18,918,491
Net interest income		329,551				271,488		$39,939	$18,124	$58,063
Tax-equivalent adjustment (5)		509				581
Net interest earnings		$330,060				$272,069
Interest spread			3.45%				2.96%
Net interest margin			3.48%				2.99%
Net interest margin tax equivalent (5)			3.49%				2.99%
Net interest margin tax equivalent, excluding PPP loans (6)			3.32%				3.14%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.44% and 0.50% for the six months ended June 30, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2022 and 2021, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the six months ended June 30, 2022 and 2021, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
(7)Not Meaningful. Average yield on other interest-earning assets for the six months ended June 30, 2022 was 22.51% primarily due to $5.2 million of equity investment distributions.
Net interest income increased $58.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as average interest-earning assets increased by $728.2 million, primarily related to increases in investment securities, commercial and industrial loans and leases, installment, residential mortgage and multi-family loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The commercial loans to mortgage companies trend has largely been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021 with rising interest rates.
The NIM increased by 50 basis points to 3.49% for the six months ended June 30, 2022 from 2.99% for the six months ended June 30, 2021 resulting primarily from the PPP loan forgiveness. The PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 46 basis points increase in the yield on interest-earning assets and contributed to the NIM increase. The NIM also increased from equity investment distributions, which are included in other interest income. The shift in the mix of interest-bearing liabilities drove a 4 basis points increase in the cost of interest-bearing liabilities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.6 billion ($2.3 billion average balance) of PPP loans yielding 5.15% and $6.6 billion ($6.1 billion average balance) of interest-bearing demand deposits costing 0.71%. Non-interest bearing demand deposits was $4.7 billion ($4.7 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.56% and 0.61% for the six months ended June 30, 2022 and 2021, respectively.
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
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and six months ended June 30, 2022 and 2021 is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net interest income (GAAP)	$164,852	$138,757	$329,551	$271,488
Tax-equivalent adjustment	270	289	509	581
Net interest income tax equivalent (Non-GAAP)	165,122	139,046	330,060	272,069
Loans receivable, PPP net interest income	(18,946)	(35,785)	(53,561)	(70,627)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$146,176	$103,261	$276,499	$201,442

Average total interest-earning assets (GAAP)	$19,525,936	$18,698,996	$19,051,757	$18,323,555
Average PPP loans	(1,863,429)	(6,133,184)	(2,250,224)	(5,382,370)
Adjusted average total interest-earning assets (Non-GAAP)	$17,662,507	$12,565,812	$16,801,533	$12,941,185

Net interest margin (GAAP)	3.38%	2.98%	3.48%	2.99%
Net interest margin tax equivalent (Non-GAAP)	3.39%	2.98%	3.49%	2.99%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.32%	3.30%	3.32%	3.14%

PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended June 30, 2022, which resulted primarily from loan growth. Customers recorded a provision for credit losses of $24.2 million and $0.6 million for loans and leases and lending-related commitments, respectively, for the three months ended June 30, 2022. Customers recorded a provision for credit losses of $3.3 million and $0.1 million for loans and leases and lending-related commitments, respectively, for the three months ended June 30, 2021. Net charge-offs for the three months ended June 30, 2022 were $13.5 million, or 36 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $6.6 million, or 16 basis points of average loans and leases on an annualized basis, for three months ended June 30, 2021. The increase in net charge-offs for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to higher charge-offs for consumer installment loans and overdrawn deposit accounts.
Customers recorded $39.4 million and $0.5 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the six months ended June 30, 2022, which resulted primarily from an increase in provision for loan growth. Customers recorded $0.4 million of provision for credit losses for loans and leases and $1.2 million of credit or release of the reserve for lending-related commitments, respectively, for the six months ended June 30, 2021. Net charge-offs for the six months ended June 30, 2022 were $20.7 million, or 29 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $19.1 million, or 24 basis points of average loans and leases on an annualized basis, for the six months ended June 30, 2021. The increase in net charge-offs for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to higher charge-offs for consumer installment loans and overdrawn deposit accounts.
For more information about the provision and ACL and our loss experience on loans and leases, see “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three and six months ended June 30, 2022 also included a benefit to provision for credit losses of $0.3 million and a provision for credit losses of $0.4 million on certain asset-backed securities included in our investment securities available for sale, respectively. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interchange and card revenue	$24	$84	$(60)	(71.4)%	$100	$169	$(69)	(40.8)%
Deposit fees	964	891	73	8.2%	1,904	1,754	150	8.6%
Commercial lease income	6,592	5,311	1,281	24.1%	12,487	10,516	1,971	18.7%
Bank-owned life insurance	1,947	2,765	(818)	(29.6)%	10,273	4,444	5,829	131.2%
Mortgage warehouse transactional fees	1,883	3,265	(1,382)	(42.3)%	3,898	7,512	(3,614)	(48.1)%
Gain (loss) on sale of SBA and other loans	1,542	1,900	(358)	(18.8)%	3,049	3,475	(426)	(12.3)%
Loan fees	2,618	1,670	948	56.8%	5,163	3,106	2,057	66.2%
Mortgage banking income	173	386	(213)	(55.2)%	654	849	(195)	(23.0)%
Gain (loss) on sale of investment securities	(3,029)	1,812	(4,841)	(267.2)%	(4,092)	25,378	(29,470)	(116.1)%
Unrealized gain (loss) on investment securities	(203)	1,746	(1,949)	(111.6)%	(479)	2,720	(3,199)	(117.6)%
Loss on sale of foreign subsidiaries	—	(2,840)	2,840	(100.0)%	—	(2,840)	2,840	(100.0)%
Unrealized gain (loss) on derivatives	821	(439)	1,260	(287.0)%	1,785	2,098	(313)	(14.9)%
Loss on cash flow hedge derivative terminations	—	—	—	NM	—	(24,467)	24,467	(100.0)%
Other	(586)	271	(857)	(316.2)%	(798)	576	(1,374)	(238.5)%
Total non-interest income	$12,746	$16,822	$(4,076)	(24.2)%	$33,944	$35,290	$(1,346)	(3.8)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.3 million increase in commercial lease income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
The $2.0 million increase in commercial lease income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $0.8 million decrease in bank-owned life insurance income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 resulted from a decrease in death benefits paid by insurance carriers under the policies, offset in part by the increase in cash surrender value of the policies.
The $5.8 million increase in bank-owned life insurance income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted from the increases in cash surrender value of the policies and death benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $1.4 million decrease in mortgage warehouse transactional fees for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from a lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 comparable to 2021, given the lower mortgage banking activity in a rising interest rate environment.

The $3.6 million decrease in mortgage warehouse transactional fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2022 primarily resulted from a lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 comparable to 2021, given the lower mortgage banking activity in a rising interest rate environment.
Gain (loss) on sale of SBA and other loans
The $0.4 million decrease in gain (loss) on sale of SBA and other loans for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects a decrease in sales of consumer installment loans, partially offset by an increase in sales of SBA loans. There were $17.6 million of SBA loans and no consumer installment loan sales in the three months ended June 30, 2022, compared to sales of $14.5 million of SBA loans and $28.8 million of consumer installment loans in the three months ended June 30, 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 comparable to 2021, given the significant uncertainty in the capital markets.
The $0.4 million decrease in gain (loss) on sale of SBA and other loans for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects decreases in sales of SBA loans and consumer installment loans. There were $31.8 million of SBA loans and no consumer installment loan sales in the six months ended June 30, 2022, compared to $35.7 million of SBA loans and $28.8 million of consumer installment loans in the six months ended June 30, 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 comparable to 2021, given the significant uncertainty in the capital markets.
Loan fees
The $0.9 million increase in loan fees for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
The $2.1 million increase in loan fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
Gain (loss) on sale of investment securities
The $4.8 million decrease in gain (loss) on sale of investment securities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects the net losses realized from the sale of $399.0 million in AFS debt securities during the three months ended June 30, 2022 compared to the gains realized from the sale of $53.7 million in AFS debt securities during the three months ended June 30, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 comparable to 2021, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
The $29.5 million decrease in gain (loss) on sale of investment securities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects the net losses realized from the sale of $555.0 million in AFS debt securities during the six months ended June 30, 2022 compared to the gains realized from the sale of $407.6 million in AFS debt securities during the six months ended June 30, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 comparable to 2021, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Unrealized gain (loss) on investment securities
The $1.9 million decrease in unrealized gain (loss) on investment securities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily reflects a decrease in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for the three months ended June 30, 2021. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.
The $3.2 million decrease in unrealized gain (loss) on investment securities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily reflects a decrease in the unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for the six months ended June 30, 2021.
Loss on sale of foreign subsidiaries
The $2.8 million decrease in loss on sale of foreign subsidiaries for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.

The $2.8 million decrease in loss on sale of foreign subsidiaries for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.
Unrealized gain (loss) on derivatives
The $1.3 million increase in unrealized gain (loss) on derivatives for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from increases of $0.9 million in credit valuation adjustment and credit derivatives due to changes in market interest rates and $0.3 million in interest rate swap fees.
The $0.3 million decrease in unrealized gain (loss) on derivatives for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from a decrease of $0.5 million in interest rate swap fees, partially offset by increases of $0.2 million in credit valuation adjustment and credit derivatives due to changes in market interest rates.
Loss on cash flow hedge derivative terminations
The $24.5 million decrease in loss on cash flow hedge derivative terminations for the six months ended June 30, 2022 compared to six months ended June 30, 2021 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings during the six months ended June 30, 2021 because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $0.9 million decrease in other non-interest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from a decrease in SERP income due to changes in capital markets, partially offset by an increase in gains from the sales of commercial lease assets.
The $1.4 million decrease in other non-interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from decreases in SERP income due to changes in capital markets and gains from the sales of commercial lease assets, partially offset by an increase in other customer fees.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Salaries and employee benefits	$25,334	$28,023	$(2,689)	(9.6)%	$51,941	$51,994	$(53)	(0.1)%
Technology, communication and bank operations	22,738	19,618	3,120	15.9%	46,806	39,606	7,200	18.2%
Professional services	7,415	6,882	533	7.7%	14,371	12,759	1,612	12.6%
Occupancy	4,279	2,482	1,797	72.4%	7,329	5,103	2,226	43.6%
Commercial lease depreciation	5,552	4,415	1,137	25.8%	10,494	8,706	1,788	20.5%
FDIC assessments, non-income taxes and regulatory fees	1,619	2,602	(983)	(37.8)%	4,002	5,321	(1,319)	(24.8)%
Loan servicing	4,341	1,700	2,641	155.4%	6,712	2,137	4,575	214.1%
Advertising and promotion	353	313	40	12.8%	668	874	(206)	(23.6)%
Merger and acquisition related expenses	—	—	—	NM	—	418	(418)	(100.0)%
Loan workout	179	102	77	75.5%	141	(159)	300	(188.7)%
Other	4,395	4,686	(291)	(6.2)%	7,548	5,991	1,557	26.0%
Total non-interest expense	$76,205	$70,823	$5,382	7.6%	$150,012	$132,750	$17,262	13.0%
Salaries and employee benefits
The $2.7 million decrease in salaries and employee benefits for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from expense management initiatives and compensation expense associated with an executive's retirement and other one-time benefits during the three months ended June 30, 2021, offset in part by an increase in average full-time equivalent team members needed for future growth, annual merit increases and stock-based compensation related to new awards.
The $0.1 million decrease in salaries and employee benefits for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from expense management initiatives and compensation expense associated with an executive's retirement and other one-time benefits during the six months ended June 30, 2021, offset in part by an increase in average full-time equivalent team members needed for future growth, annual merit increases and stock-based compensation related to new awards.
Technology, communication, and bank operations
The $3.1 million increase in technology, communication, and bank operations expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from increases in deposit servicing fees and interchange maintenance fees paid to BM Technologies due to higher deposits and debit card transactions and investments in digital transformation.
The $7.2 million increase in technology, communication, and bank operations expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from increases in deposit servicing fees and interchange maintenance fees paid to BM Technologies due to higher deposits and debit card transactions and investments in digital transformation.
Customers incurred expenses of $15.9 million and $14.3 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the three months ended June 30, 2022 and 2021, respectively. Customers incurred expenses of $33.7 million and $27.9 million to BM Technologies under the deposit servicing agreement during the six months ended June 30, 2022 and 2021, respectively. The deposit servicing agreement is scheduled to expire on December 31, 2022 and will not be renewed. As of June 30, 2022 and December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. See "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
Professional services
The $0.5 million increase in professional services for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in outside professional services used to support the PPP loan forgiveness process.

The $1.6 million increase in professional services for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in outside professional services used to support the PPP loan forgiveness process.
Occupancy
The $1.8 million increase in occupancy for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to impairment of ROU assets, bank premises and equipment related to consolidation of branch locations and increased depreciation and amortization. The Bank decided to consolidate five branches into other existing locations in Southeastern Pennsylvania and recorded impairment charges of $0.9 million during the three months ended June 30, 2022.
The $2.2 million increase in occupancy for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to impairment charges of $1.2 million for ROU assets, bank premises and equipment related to consolidation of branch locations and other offices and increased depreciation and amortization during the six months ended June 30, 2022.
Commercial lease depreciation
The $1.1 million increase in commercial lease depreciation for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $1.8 million increase in commercial lease depreciation for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $1.0 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from a decrease in FDIC assessment rates. In June 2022, FDIC issued a notice of proposed rule to increase deposit insurance assessment rates by 2 basis points for all insured depository institutions beginning in 2023.
The $1.3 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from a decrease in FDIC assessment rates. In June 2022, FDIC issued a notice of proposed rule to increase deposit insurance assessment rates by 2 basis points for all insured depository institutions beginning in 2023.
Loan servicing
The $2.6 million increase in loan servicing for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from the growth in consumer installment loans and residential mortgages and to support the PPP loan forgiveness process.
The $4.6 million increase in loan servicing for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from the growth in consumer installment loans and residential mortgages and to support the PPP loan forgiveness process.
Other non-interest expense
The $0.3 million decrease in other non-interest expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from a decrease in loan origination expenses associated with the latest round of PPP loan originations in the three months ended June 30, 2021, partially offset by an increase in the reserve for unfunded commitments. A provision or addition to the reserve for unfunded commitments for the three months ended June 30, 2022 was $0.6 million, compared to a provision or addition to the reserve for unfunded commitments of $0.1 million for the three months ended June 30, 2021.
The $1.6 million increase in other non-interest expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from an increase in the reserve for unfunded commitments. A provision or addition to the reserve for unfunded commitments for the six months ended June 30, 2022 was $0.5 million, compared to a credit or release of the reserve for unfunded commitments of $1.2 million for the six months ended June 30, 2021.

INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Income before income tax expense	$77,546	$81,465	$(3,919)	(4.8)%	$173,639	$173,656	$(17)	—%
Income tax expense	18,896	20,124	(1,228)	(6.1)%	38,228	37,684	544	1.4%
Effective tax rate	24.37%	24.70%			22.02%	21.70%

The $1.2 million decrease in income tax expense for the three months ended June 30, 2022, when compared to the same period in the prior year, primarily resulted from a decrease in pre-tax income. The decrease in the effective tax rate for the three months ended June 30, 2022, when compared to the same period in the prior year, primarily resulted from a decrease in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes for 2021, offset in part by reduced investment tax credits for 2022.
The $0.5 million increase in income tax expense for the six months ended June 30, 2022, when compared to the same period in the prior year, primarily resulted from reduced investment tax credits in 2022 and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021, partially offset by an increase in excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022. The increase in the effective tax rate for the six months ended June 30, 2022, when compared to the same period in the prior year, primarily resulted from higher projected pre-tax income for 2022, reduced investment tax credits for 2022, and the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021, partially offset by an increase in excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022.
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
The table below presents the loss from discontinued operations, net of income taxes for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Loss from discontinued operations before income taxes	$—	$—	$—	NM	$—	$(20,354)	$20,354	(100.0)%
Income tax expense from discontinued operations	—	—	—	NM	—	17,682	(17,682)	(100.0)%
Net loss from discontinued operations	$—	$—	$—	NM	$—	$(38,036)	$38,036	(100.0)%
Customers had no loss from discontinued operations, net of income taxes for the three months ended June 30, 2022 and 2021 as the divestiture of BMT was completed on January 4, 2021.
Loss from discontinued operations, net of income taxes decreased $38.0 million for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021 primarily due to restricted stock awards in BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the six months ended June 30, 2021.

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $15.9 million and $14.3 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three months ended June 30, 2022 and 2021, respectively. Customers incurred expenses of $33.7 million and $27.9 million to BM Technologies under the deposit servicing agreement for the six months ended June 30, 2022 and 2021, respectively. The deposit servicing agreement is scheduled to expire on December 31, 2022 and will not be renewed. On June 30, 2022, Customers provided a written notice to BMTX to terminate the deposit servicing agreement effective December 31, 2022. As of June 30, 2022 and December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $2.1 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively. Preferred stock dividends were $4.0 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively.
On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2022 and 2021. Refer to "NOTE 12 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information.
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

Financial Condition
General
Customers' total assets were $20.3 billion at June 30, 2022. This represented a $677.0 million increase from total assets of $19.6 billion at December 31, 2021. The increase in total assets was primarily driven by increases of $3.2 billion in loans and leases receivable and $495.0 million in investment securities held to maturity, partially offset by decreases of $1.7 billion in loans receivable, PPP, $672.3 million in investment securities, at fair value, $409.7 million in loans receivable, mortgage warehouse, at fair value and $272.9 million in cash and cash equivalents.
Total liabilities were $18.9 billion at June 30, 2022. This represented a $689.8 million increase from $18.2 billion at December 31, 2021. The increase in total liabilities primarily resulted from increases of $695.0 million in federal funds purchased and $166.8 million in total deposits, partially offset by decreases of $99.6 million in other borrowings and $65.0 million in FHLB advances.
The following table presents certain key condensed balance sheet data as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021	Change	% Change
Cash and cash equivalents	$245,178	$518,032	$(272,854)	(52.7)%
Investment securities, at fair value	3,144,882	3,817,150	(672,268)	(17.6)%
Investment securities held to maturity	495,039	—	495,039	NM
Loans held for sale	6,595	16,254	(9,659)	(59.4)%
Loans receivable, mortgage warehouse, at fair value	1,874,603	2,284,325	(409,722)	(17.9)%
Loans receivable, PPP	1,570,160	3,250,008	(1,679,848)	(51.7)%
Loans and leases receivable	12,212,995	9,018,298	3,194,697	35.4%
Allowance for credit losses on loans and leases	(156,530)	(137,804)	(18,726)	13.6%
Bank-owned life insurance	335,153	333,705	1,448	0.4%
Other assets	340,184	305,611	34,573	11.3%
Total assets	20,251,996	19,575,028	676,968	3.5%
Total deposits	16,944,719	16,777,924	166,795	1.0%
Federal funds purchased	770,000	75,000	695,000	NM
FHLB advances	635,000	700,000	(65,000)	(9.3)%
Other borrowings	123,450	223,086	(99,636)	(44.7)%
Subordinated debt	181,812	181,673	139	0.1%
Accrued interest payable and other liabilities	243,625	251,128	(7,503)	(3.0)%
Total liabilities	18,898,606	18,208,811	689,795	3.8%
Total shareholders’ equity	1,353,390	1,366,217	(12,827)	(0.9)%
Total liabilities and shareholders’ equity	$20,251,996	$19,575,028	$676,968	3.5%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $66.7 million and $35.2 million at June 30, 2022 and December 31, 2021, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $178.5 million and $482.8 million at June 30, 2022 and December 31, 2021, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits from December 31, 2021 primarily resulted from recent deposits that were deployed into higher interest-earning assets.

Investment securities, at fair value
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations, state and political subdivision debt securities, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At June 30, 2022, investment securities, at fair value totaled $3.1 billion compared to $3.8 billion at December 31, 2021. The decrease in investment securities primarily resulted from the sale of $555.0 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations and corporate notes, maturities, calls and principal repayments totaling $349.3 million and the transfer of certain agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations totaling $500.2 million to investment securities held to maturity, partially offset by the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations and corporate notes totaling $900.8 million for the six months ended June 30, 2022.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $0.4 million on certain asset-backed securities included in our investment securities during the six months ended June 30, 2022. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Investment securities held to maturity
In June 2022, Customers transferred $500.2 million in net carrying value of certain debt securities from available for sale to held to maturity as a part of Customers' ongoing asset liability management primarily to mitigate the impact of rising interest rates on the long duration component of the investment portfolio. At the time of transfer to held to maturity, these debt securities had unrealized losses of $50.0 million which, along with the unrealized loss in accumulated other comprehensive income, will be amortized over the remaining terms of the securities as an adjustment to yield (interest income) using the effective interest method, resulting in no impact to earnings.
At June 30, 2022, investment securities held to maturity totaled $495.0 million from the transfer of $500.2 million in AFS debt securities, primarily agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations, partially offset by maturities, calls and principal repayments totaling $5.1 million for the six months ended June 30, 2022.
The following table sets forth information about the maturities and weighted-average yield of the investment securities held to maturity. The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security adjusted for prepayment estimates, and considers the contractual coupon, amortization of premiums, accretion of discounts and amortization of unrealized losses upon transfer from investment securities available for sale to held to maturity, along with the unrealized loss in accumulated other comprehensive income. Yields are not reported on a tax-equivalent basis.

	June 30, 2022
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Agency-guaranteed residential mortgage-backed securities	—%	—%	—%	1.80%	1.80%
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.46	1.46
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	1.51	1.51
Private label collateralized mortgage obligations	—	—	—	2.26	2.26
Weighted-average yield	—%	—%	—%	1.68%	1.68%

The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages. See "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
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
Commercial Lending
Customers' commercial lending is divided into six groups: Business Banking, Small and Middle Market Business Banking, Specialty Banking, Multi-Family and Commercial Real Estate Lending, Mortgage Banking Lending, and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels. The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million. Customers' Specialty Banking includes lending to mortgage banking companies, equipment finance, warehouse lending, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Fund finance, technology and venture capital banking and financial institutions group provide secured and variable rate financing to the private equity industry and cash management services to the alternative investment industry. Customers' SBA Lending includes digital small balance 7(a) lending.
As of June 30, 2022, Customers had $13.3 billion in commercial loans outstanding, totaling approximately 84.6% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $12.4 billion, comprising approximately 85.3% of its total loan and lease portfolio at December 31, 2021. Included in the $13.3 billion and $12.4 billion in commercial loans outstanding as of June 30, 2022 and December 31, 2021, respectively, were $1.6 billion and $3.3 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
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
Customers' lending to mortgage banking businesses primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2022 and December 31, 2021, commercial loans to mortgage banking businesses totaled $1.9 billion and $2.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers had been deemphasizing its multi-family loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers began to grow the multi-family loan portfolio in late 2021. Customers' multi-family lending group is focused on retaining a portfolio of high-quality multi-family loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of June 30, 2022, Customers had multi-family loans of $2.0 billion outstanding, comprising approximately 12.9% of the total loan and lease portfolio, compared to $1.5 billion, or approximately 10.2% of the total loan and lease portfolio, at December 31, 2021.

The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of June 30, 2022 and December 31, 2021, Customers had $476.7 million and $378.7 million, respectively, of equipment finance loans outstanding. As of June 30, 2022 and December 31, 2021, Customers had $149.2 million and $146.5 million of equipment finance leases outstanding, respectively. As of June 30, 2022 and December 31, 2021, Customers had $135.9 million and $117.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $48.8 million and $40.7 million, respectively.
Customers, directly or through fintech partnerships and acquisitions, had $1.6 billion and $3.3 billion of PPP loans outstanding as of June 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing and home improvement loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2022, Customers had $2.4 billion in consumer loans outstanding, or 15.4% of the total loan and lease portfolio, compared to $2.1 billion, or 14.7% of the total loan and lease portfolio, as of December 31, 2021.
Purchases and sales of loans were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Purchases (1)
Loan receivable, PPP	$—	$460,456	$—	$621,487
Residential real estate	8,081	—	154,955	—
Installment (2)	16,551	—	76,007	115,849
Total	$24,632	$460,456	$230,962	$737,336
Sales (3)
Multi-family	$2,879	$19,443	$2,879	$19,443
Commercial and industrial (4)	14,040	10,059	22,880	28,990
Commercial real estate owner occupied (4)	3,519	4,461	8,960	6,698
Commercial real estate non-owner occupied	—	—	—	18,366
Residential real estate	—	11,623	—	28,186
Installment	—	28,818	—	28,818
Total	$20,438	$74,404	$34,719	$130,501
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.9% and 102.0% of the loans' unpaid principal balance during the three months ended June 30, 2022 and 2021, respectively. The purchase price was 98.2% and 103.0% of loans outstanding for the six months ended June 30, 2022 and 2021, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2022 and 2021, loan sales resulted in net gains of $1.5 million and $2.2 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the six months ended June 30, 2022 and 2021, loan sales resulted in net gains of $3.6 million and $4.3 million, respectively.
(4)Primarily sales of SBA loans.

Loans Held for Sale
The composition of loans held for sale as of June 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	June 30, 2022	December 31, 2021
Commercial loans:
Multi-family loans, at lower of cost or fair value	$4,136	$—
Total commercial loans held for sale	4,136	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	1,952	15,747
Total consumer loans held for sale	2,459	16,254
Loans held for sale	$6,595	$16,254
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,874,603	$2,284,325
Loans receivable, PPP	1,570,160	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial, including specialty lending (1)	5,737,670	3,424,783
Multi-family	2,008,784	1,486,308
Commercial real estate owner occupied	710,577	654,922
Commercial real estate non-owner occupied	1,152,869	1,121,238
Construction	195,687	198,981
Total commercial loans and leases receivable	9,805,587	6,886,232
Consumer:
Residential real estate	457,768	334,730
Manufactured housing	48,570	52,861
Installment	1,901,070	1,744,475
Total consumer loans receivable	2,407,408	2,132,066
Loans and leases receivable	12,212,995	9,018,298
Allowance for credit losses on loans and leases	(156,530)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,501,228	$14,414,827
(1)Includes direct finance equipment leases of $149.2 million and $146.5 million at June 30, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(12.1) million and $(52.0) million at June 30, 2022 and December 31, 2021, respectively.
Loans receivable, PPP
Customers had $1.6 billion and $3.3 billion of PPP loans outstanding as of June 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $20.6 million and $57.5 million for the three and six months ended June 30, 2022, respectively. Customers recognized interest income, including origination fees, of $41.1 million and $79.9 million for the three and six months ended June 30, 2021, respectively.

Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.9 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively.
On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of June 30, 2022, the borrower had an outstanding loan balance of $90.2 million subject to a master repurchase agreement secured by first lien residential mortgages and a $31.0 million unsecured working capital loan that was fully guaranteed by an affiliate of the primary shareholder of the borrower. Subsequent to June 30, 2022, $38.2 million of the underlying residential mortgages were sold and the remaining balance is sufficiently secured by the first lien residential mortgages. Customers also received $25.0 million from the guarantor, resulting in a remaining balance of $6.0 million on the working capital loan which is fully secured by a cash collateral reserve and also remains covered under the guaranty of the affiliate of the primary shareholder.
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
The provision for credit losses on loans and leases was $24.2 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively. The provision for credit losses on loans and leases was $39.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $156.5 million, or 1.28% of loans and leases receivable, excluding PPP loans, at June 30, 2022 and $137.8 million, or 1.53% of loans and leases receivable, excluding PPP loans, at December 31, 2021. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The increase in the ACL resulted primarily from higher ACL for the loan growth. Net charge-offs were $13.5 million for the three months ended June 30, 2022, an increase of $6.9 million compared to the same period in 2021. Net charge-offs were $20.7 million for the six months ended June 30, 2022, a increase of $1.6 million compared to the same period in 2021. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans and overdrawn deposit accounts. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Please refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of June 30, 2022 and December 31, 2021 is set forth below.

(dollars in thousands)	June 30, 2022	December 31, 2021
Loans and leases receivable (GAAP)	$13,783,155	$12,268,306
Less: Loans receivable, PPP	1,570,160	3,250,008
Loans and leases held for investment, excluding PPP (Non-GAAP)	$12,212,995	$9,018,298

ACL for loans and leases (GAAP)	$156,530	$137,804

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.28%	1.53%

The table below presents changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2022
Ending balance, March 31, 2022	$7,437	$10,765	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Charge-offs (1)	(1,990)	(276)	—	(163)	—	—	—	(12,851)	(15,280)
Recoveries (1)	—	692	42	4	103	39	—	919	1,799
Provision (benefit) for credit losses on loans and leases	4,318	(100)	862	3,084	137	854	(262)	15,271	24,164
Ending balance, June 30, 2022	$9,765	$11,081	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Six Months Ended June 30, 2022
Ending balance, at December 31, 2021	$4,477	$12,702	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (1)	(1,990)	(578)	—	(163)	—	(4)	—	(21,716)	(24,451)
Recoveries (1)	337	1,053	49	12	216	45	—	2,032	3,744
Provision (benefit) for credit losses on loans and leases	6,941	(2,096)	1,483	2,821	271	3,154	(198)	27,057	39,433
Ending Balance, June 30, 2022	$9,765	$11,081	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2022	(0.43)%	0.03%	0.02%	(0.06)%	0.26%	0.03%	—%	(2.51)%	(0.48)%
Six Months Ended June 30, 2022	(0.20)%	0.02%	0.01%	(0.03)%	0.25%	0.02%	—%	(2.14)%	(0.41)%

(amounts in thousands)	Multi-family	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2021
Ending balance, March 31, 2021	$8,026	$7,503	$5,935	$11,621	$4,103	$3,209	$4,800	$83,539	$128,736
Charge-offs (1)	—	(2)	(1)	—	—	—	—	(7,958)	(7,961)
Recoveries (1)	—	285	2	59	114	12	—	898	1,370
Provision (benefit) for credit losses on loans and leases	(2,998)	341	(1,472)	(4,306)	(1,574)	(922)	(428)	14,650	3,291
Ending balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Six Months Ended June 30, 2021
Ending balance, at December 31, 2020	$12,620	$12,239	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (1)	(1,132)	(637)	(142)	—	—	(50)	—	(20,645)	(22,606)
Recoveries (1)	—	545	9	69	119	22	—	2,730	3,494
Provision (benefit) for credit losses on loans and leases	(6,460)	(4,020)	(4,915)	(12,147)	(3,347)	(1,650)	(818)	33,729	372
Ending Balance, June 30, 2021	$5,028	$8,127	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2021	—%	0.05%	0.00%	0.02%	0.28%	0.02%	—%	(1.94)%	(0.35)%
Six Months Ended June 30, 2021	(0.14)%	(0.01)%	(0.05)%	0.01%	0.15%	(0.02)%	—%	(2.60)%	(0.51)%
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
Approximately 44% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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

Asset Quality at June 30, 2022

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$5,737,670	$5,732,167	$832	$610	$4,061	$—	$4,061	0.07%	0.07%
Multi-family	2,008,784	2,007,631	—	—	1,153	—	1,153	0.06%	0.06%
Commercial real estate owner occupied	710,577	707,664	—	—	2,913	—	2,913	0.41%	0.41%
Commercial real estate non-owner occupied	1,152,869	1,152,869	—	—	—	—	—	—%	—%
Construction	195,687	195,687	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	9,805,587	9,796,018	832	610	8,127	—	8,127	0.08%	0.08%
Residential	457,768	447,876	3,634	—	6,258	35	6,293	1.37%	1.37%
Manufactured housing	48,570	43,637	978	884	3,071	51	3,122	6.32%	6.43%
Installment	1,901,070	1,881,125	13,980	—	5,965	—	5,965	0.31%	0.31%
Total consumer loans receivable	2,407,408	2,372,638	18,592	884	15,294	86	15,380	0.64%	0.64%
Loans and leases receivable (1)	12,212,995	12,168,656	19,424	1,494	23,421	86	23,507	0.19%	0.19%
Loans receivable, PPP (2)	1,570,160	1,570,160	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,874,603	1,874,603	—	—	—	—	—	—%	—%
Total loans held for sale	6,595	1,952	—	—	4,643	—	4,643	70.40%	70.40%
Total portfolio	$15,664,353	$15,615,371	$19,424	$1,494	$28,064	$86	$28,150	0.18%	0.18%

Asset Quality at June 30, 2022 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$5,737,670	$4,061	$11,081	0.19%	272.86%
Multi-family	2,008,784	1,153	9,765	0.49%	846.92%
Commercial real estate owner occupied	710,577	2,913	4,745	0.67%	162.89%
Commercial real estate non-owner occupied	1,152,869	—	8,880	0.77%	—%
Construction	195,687	—	1,179	0.60%	—%
Total commercial loans and leases receivable	9,805,587	8,127	35,650	0.36%	438.66%
Residential	457,768	6,258	5,578	1.22%	89.13%
Manufactured housing	48,570	3,071	4,080	8.40%	132.86%
Installment	1,901,070	5,965	111,222	5.85%	1,864.58%
Total consumer loans receivable	2,407,408	15,294	120,880	5.02%	790.38%
Loans and leases receivable (1)	12,212,995	23,421	156,530	1.28%	668.33%
Loans receivable, PPP (2)	1,570,160	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,874,603	—	—	—%	—%
Total loans held for sale	6,595	4,643	—	—%	—%
Total portfolio	$15,664,353	$28,064	$156,530	1.00%	557.76%
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
(2)    The tables exclude PPP loans of $1.6 billion, of which $3.3 million were 30-59 days past due and $33.4 million were 60 days or more past due as of June 30, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

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
A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at June 30, 2022, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loans and leases receivable (GAAP)	$15,664,353	$15,615,371	$19,424	$1,494	$28,064	$86	$28,150	0.18%	0.18%
Less: Loans receivable, PPP (1)	1,570,160	1,570,160	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$14,094,193	$14,045,211	$19,424	$1,494	$28,064	$86	$28,150	0.20%	0.20%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$15,664,353	$28,064	$156,530	1.00%	557.76%
Less: Loans receivable, PPP (1)	1,570,160	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$14,094,193	$28,064	$156,530	1.11%	557.76%
(1)    Loans and leases receivable include PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $15.7 billion at June 30, 2022 compared to $14.6 billion at December 31, 2021, and $28.1 million, or 0.18% of loans and leases, were non-performing at June 30, 2022 compared to $49.6 million, or 0.34% of loans and leases, at December 31, 2021. The loan and lease portfolio was supported by an ACL of $156.5 million (557.76% of NPLs and 1.00% of total loans and leases) and $137.8 million (277.72% of NPLs and 0.95% of total loans and leases), at June 30, 2022 and December 31, 2021, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through digital banking, our white label relationship, deposit brokers, listing services and other relationships. In 2021, Customers began accepting non-interest bearing demand deposits from new customers for the TassatPay instant blockchain payments platform. Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of June 30, 2022 and December 31, 2021, Customers Bank held $2.1 billion and $1.9 billion of deposits from customers participating in CBIT, respectively.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	Change	% Change
Demand, non-interest bearing	$4,683,030	$4,459,790	$223,240	5.0%
Demand, interest bearing	6,644,398	6,488,406	155,992	2.4%
Savings, including MMDA	4,894,267	5,322,390	(428,123)	(8.0)%
Non-time deposits	16,221,695	16,270,586	(48,891)	(0.3)%
Time deposits	723,024	507,338	215,686	42.5%
Total deposits	$16,944,719	$16,777,924	$166,795	1.0%
Total deposits were $16.9 billion at June 30, 2022, an increase of $166.8 million, or 1.0%, from $16.8 billion at December 31, 2021. Non-interest bearing demand deposits increased by $223.2 million, or 5.0%, to $4.7 billion at June 30, 2022 from $4.5 billion at December 31, 2021, time deposits increased by $215.7 million, or 42.5%, to $723.0 million at June 30, 2022, from $507.3 million at December 31, 2021 and interest bearing demand deposits increased by $156.0 million or 2.4%, to $6.6 billion at June 30, 2022, from $6.5 billion at December 31, 2021. These increases were partially offset by a decrease in savings, including MMDA of $428.1 million, or 8.0%, to $4.9 billion at June 30, 2022, from $5.3 billion at December 31, 2021.

The total amount of estimated uninsured deposits totaled $11.3 billion and $12.1 billion at June 30, 2022 and December 31, 2021, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $389.2 million and $259.0 million at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, the Bank had $93.5 million in state and municipal deposits to which it had pledged $96.1 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$135,000	1.38%	$700,000	0.26%
Federal funds purchased	770,000	1.71%	75,000	0.05%
Total short-term debt	$905,000		$775,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2022 and December 31, 2021 were as follows.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—
The maximum borrowing capacity with the FHLB and FRB at June 30, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,655,756	$2,973,635
Total maximum borrowing capacity with the FRB (1)	244,802	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	4,466,931	3,594,339
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at June 30, 2022 and December 31, 2021.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2022 and December 31, 2021 were as follows:

		June 30, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,719	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,731	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,450	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,494	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,318	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,812	$181,673
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
SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	34,922	34,722	200	0.6%
Additional paid in capital	545,670	542,391	3,279	0.6%
Retained earnings	837,147	705,732	131,415	18.6%
Accumulated other comprehensive income (loss), net	(124,881)	(4,980)	(119,901)	NM
Treasury stock	(77,262)	(49,442)	(27,820)	56.3%
Total shareholders' equity	$1,353,390	$1,366,217	$(12,827)	(0.9)%
Shareholders’ equity decreased $12.8 million, or 0.9%, to $1.4 billion at June 30, 2022 when compared to shareholders' equity of $1.4 billion at December 31, 2021. The decrease primarily resulted from an increase of $131.4 million in retained earnings, which was more than offset by a decrease of $119.9 million in accumulated other comprehensive income (loss), net and an increase of $27.8 million in treasury stock.
The increase in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2022.
The increase in retained earnings resulted from net income of $135.4 million, partially offset by preferred stock dividends of $4.0 million for the six months ended June 30, 2022.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $167.1 million in the fair value of AFS debt securities and income tax effect of $43.4 million due to changes in market interest rates, partially offset by reclassification of $5.1 million in net losses and income tax effect of $1.3 million resulting from the sales of AFS debt securities during the six months ended June 30, 2022.

On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program is for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 664,145 shares of its common stock for $27.8 million pursuant to the Share Repurchase Program during the six months ended June 30, 2022. Refer to "NOTE 12 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information on the repurchase of common shares.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.6 million and $0.5 million during the three and six months ended June 30, 2022, respectively, resulting in an ACL of $2.6 million as of June 30, 2022. Customers had an ACL on unfunded lending-related commitments of $2.1 million as of December 31, 2021.
Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of June 30, 2022. Customers repaid $100.0 million of the 3.950% senior notes that matured in June 2022. See "NOTE 9 – LEASES", "NOTE 10 – DEPOSITS" and "NOTE 11 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of June 30, 2022, Customers' borrowing capacity with the FHLB was $3.7 billion, of which $635.0 million was utilized in borrowings and $96.1 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2021, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $700.0 million was utilized in borrowings and $475.3 million of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2022 and December 31, 2021, Customers' borrowing capacity with the FRB was $244.8 million and $183.1 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of June 30, 2022, Customers had $1.6 billion of PPP loans outstanding, which are eligible for forgiveness by the federal government. As of June 30, 2022 and December 31, 2021, Customers had no borrowings under the PPPLF. No new advances are available from the PPPLF after July 30, 2021.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of June 30, 2022 and December 31, 2021, Customers Bank held $2.1 billion and $1.9 billion of deposits from customers participating in CBIT, respectively.

The table below summarizes Customers' cash flows from continuing operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) continuing operating activities	$166,024	$289,325	$(123,301)	(42.6)%
Net cash provided by (used in) continuing investing activities	(1,100,067)	(1,469,817)	369,750	(25.2)%
Net cash provided by (used in) continuing financing activities	661,189	940,429	(279,240)	(29.7)%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(272,854)	$(240,063)	$(32,791)	13.7%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $166.0 million for the six months ended June 30, 2022 resulted from net income from continuing operations of $135.4 million, a decrease in accrued interest receivable and other assets of $52.5 million and net non-cash operating adjustments of $7.8 million, partially offset by a decrease in accrued interest payable and other liabilities of $29.7 million.
Cash provided by continuing operating activities of $289.3 million for the six months ended June 30, 2021 resulted from net income from continuing operations of $136.0 million, an increase in accrued interest payable and other liabilities of $115.1 million and a decrease of $55.8 million in accrued interest receivable and other assets, partially offset by net non-cash operating adjustments of $17.6 million.
Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $1.1 billion for the six months ended June 30, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.3 billion, purchases of investment securities available for sale of $900.8 million, purchases of loans of $231.0 million, and purchases of leased assets under lessor operating leases of $28.8 million, partially offset by proceeds from sales of investment securities available for sale of $555.0 million, proceeds from net repayments of mortgage warehouse loans of $402.8 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $349.3 million, and proceeds from sales of loans and leases of $34.7 million.
Cash used in continuing investing activities of $1.5 billion for the six months ended June 30, 2021 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.3 billion primarily related to PPP loan originations, purchases of investment securities available for sale of $890.2 million, purchases of loans of $737.3 million and purchases of bank-owned life insurance of $46.5 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $763.2 million, proceeds from sales of investment securities available for sale of $407.6 million, proceeds from maturities, calls and principal repayments of investment securities available for sale of $172.8 million, proceeds from sales of loans and leases of $130.5 million and net proceeds from sale of FHLB, FRB, and other restricted stock of $31.5 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $661.2 million for the six months ended June 30, 2022 primarily resulted from a net increase in federal funds purchased of $695.0 million, a net increase in long-term borrowed funds from the FHLB of $500.0 million and a net increase in deposits of $166.8 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $565.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes in June 2022 and purchases of treasury stock of $27.8 million.
Cash provided by continuing financing activities of $940.4 million for the six months ended June 30, 2021 primarily resulted from a net increase in deposits of $2.6 billion, partially offset by decreases in short-term borrowed funds from the FHLB and federal funds purchased of $1.1 billion and a net decrease in long-term borrowed funds from the PPPLF of $549.2 million primarily from the forgiveness of PPP loans from the first two rounds.

Cash flows from discontinued operations
Customers Bancorp completed the divestiture of BMT on January 4, 2021. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit servicing agreement is scheduled to expire on December 31, 2022 and will not be renewed. On June 30, 2022, Customers provided a written notice to BMTX to terminate the deposit servicing agreement effective December 31, 2022. As of June 30, 2022 and December 31, 2021, Customers held $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by December 31, 2022. The loan agreement with BM Technologies was terminated early in November 2021. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
The table below summarizes Customers' cash flows from discontinued operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2022 and December 31, 2021, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,383,051	9.690%	$642,289	4.500%	N/A	N/A	$999,117	7.000%
Customers Bank	$1,633,346	11.460%	$641,349	4.500%	$926,393	6.500%	$997,654	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,520,844	10.655%	$856,386	6.000%	N/A	N/A	$1,213,213	8.500%
Customers Bank	$1,633,346	11.460%	$855,132	6.000%	$1,140,176	8.000%	$1,211,437	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,799,354	12.607%	$1,141,848	8.000%	N/A	N/A	$1,498,675	10.500%
Customers Bank	$1,839,362	12.906%	$1,140,176	8.000%	$1,425,220	10.000%	$1,496,481	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,520,844	7.522%	$808,706	4.000%	N/A	N/A	$808,706	4.000%
Customers Bank	$1,633,346	8.087%	$807,863	4.000%	$1,009,829	5.000%	$807,863	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of June 30, 2022, the Bank and the Bancorp were in compliance with the Basel III requirements. See "NOTE 13 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2023 and December 31, 2022, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2022 and December 31, 2021. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment on June 30, 2022, current market interest rates were decreased immediately by 100 basis points. In the current interest rate environment, particularly for short term rates, the Down 200 and Down 300 basis point rate shocks are not shown due to the less realistic and/or negative yield nature of the results. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending June 30, 2023 and December 31, 2022, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2022	December 31, 2021
Up 3%	6.8%	16.0%
Up 2%	5.0%	10.8%
Up 1%	2.2%	5.7%
Down 1%	(5.9)%	N/A
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at June 30, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment on June 30, 2022, current market interest rates were decreased immediately by 100 basis points. In the current interest rate environment, particularly for short term rates, the Down 200 and Down 300 basis point rate shocks are not shown due to the less realistic and/or negative yield nature of the results. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2022 and December 31, 2021, resulting from shocks to interest rates.

	From Base
Rate Shocks	June 30, 2022	December 31, 2021
Up 3%	(3.6)%	100.7%
Up 2%	0.5%	79.8%
Up 1%	0.6%	51.5%
Down 1%	(12.6)%	N/A
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

Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2022.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2022, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 16 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
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
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one year from September 27, 2021, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three and six months ended June 30, 2022 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	66,255	$56.11	66,255	2,641,282
February 1 - February 28, 2022	—	—	—	2,641,282
March 1 - March 31, 2022	49,069	52.85	49,069	2,592,213
April 1 - April 30, 2022	—	—	—	2,592,213
May 1 - May 31, 2022	548,821	39.19	548,821	2,043,392
June 1 - June 30, 2022	—	—	—	2,043,392
Total	664,145	$41.89	664,145	2,043,392
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

2.3
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

10.1		Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

10.2		Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 20, 2022

10.3		Change of Control Agreement, dated as of April 25, 2019 by and between Customers Bancorp, Inc. and Andrew Bowman

10.4		Change of Control Agreement, dated as of May 19, 2019 by and between Customers Bancorp, Inc. and Lyle Cunningham

10.5		Change of Control Agreement, dated as of May 31, 2022 by and between Customers Bancorp, Inc. and Jessie John D. Velasquez

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 8, 2022	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2022	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)