Form 10-Q
period 2022-09-30
Customers Bancorp, Inc.
filed 2022-11-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On November 4, 2022, 32,515,393 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	90

Item 4.	Controls and Procedures	91

PART II

Item 1.	Legal Proceedings	92

Item 1A.	Risk Factors	92

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93

Item 3.	Defaults Upon Senior Securities	94

Item 4.	Mine Safety Disclosures	94

Item 5.	Other Information	94

Item 6.	Exhibits	95

SIGNATURES		96

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately

ROU	Right-of-use
SAB	SEC Staff Accounting Bulletin
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity
VOE	Voting interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$41,520	$35,238
Interest earning deposits	362,945	482,794
Cash and cash equivalents	404,465	518,032
Investment securities, at fair value (includes allowance for credit losses of $253 at September 30, 2022)	2,943,694	3,817,150
Investment securities held to maturity	886,294	—
Loans held for sale (includes $609 and $15,747, respectively, at fair value)	5,224	16,254
Loans receivable, mortgage warehouse, at fair value	1,569,090	2,284,325
Loans receivable, PPP	1,154,632	3,250,008
Loans and leases receivable	12,607,742	9,018,298
Allowance for credit losses on loans and leases	(130,197)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,201,267	14,414,827
FHLB, Federal Reserve Bank, and other restricted stock	64,112	64,584
Accrued interest receivable	107,621	92,239
Bank premises and equipment, net	6,610	8,890
Bank-owned life insurance	336,130	333,705
Goodwill and other intangibles	3,629	3,736
Other assets	408,575	305,611
Total assets	$20,367,621	$19,575,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$2,993,793	$4,459,790
Interest bearing	14,528,645	12,318,134
Total deposits	17,522,438	16,777,924
Federal funds purchased	365,000	75,000
FHLB advances	500,000	700,000
Other borrowings	123,515	223,086
Subordinated debt	181,882	181,673
Accrued interest payable and other liabilities	287,855	251,128
Total liabilities	18,980,690	18,208,811
Commitments and contingencies (NOTE 16)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 34,948,055 and 34,721,675 shares issued as of September 30, 2022 and December 31, 2021; 32,475,502 and 32,913,267 shares outstanding as of September 30, 2022 and December 31, 2021	34,948	34,722
Additional paid in capital	549,066	542,391
Retained earnings	898,511	705,732
Accumulated other comprehensive income (loss), net	(156,126)	(4,980)
Treasury stock, at cost (2,472,553 and 1,808,408 shares as of September 30, 2022 and December 31, 2021)	(77,262)	(49,442)
Total shareholders’ equity	1,386,931	1,366,217
Total liabilities and shareholders’ equity	$20,367,621	$19,575,028
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans and leases	$200,457	$233,097	$526,573	$538,822
Investment securities	30,546	8,905	76,283	25,211
Other	4,913	849	12,870	2,814
Total interest income	235,916	242,851	615,726	566,847
Interest expense:
Deposits	65,380	15,915	101,873	47,226
FHLB advances	4,684	5	7,000	6,160
Subordinated debt	2,689	2,689	8,067	8,067
FRB PPP liquidity facility, federal funds purchased and other borrowings	4,131	4,350	10,203	14,014
Total interest expense	76,884	22,959	127,143	75,467
Net interest income	159,032	219,892	488,583	491,380
Provision (benefit) for credit losses	(7,994)	13,164	31,850	13,536
Net interest income after provision (benefit) for credit losses	167,026	206,728	456,733	477,844
Non-interest income:
Interchange and card revenue	72	83	172	252
Deposit fees	989	994	2,893	2,748
Commercial lease income	7,097	5,213	19,584	15,729
Bank-owned life insurance	3,449	1,988	13,722	6,432
Mortgage warehouse transactional fees	1,545	3,100	5,443	10,612
Gain (loss) on sale of SBA and other loans	106	5,359	3,155	8,834
Loss on sale of consumer installment loans	(23,465)	—	(23,465)	—
Loan fees	3,008	1,909	8,171	5,015
Mortgage banking income	125	425	779	1,274
Gain (loss) on sale of investment securities	(2,135)	6,063	(6,227)	31,441
Unrealized gain (loss) on investment securities	(259)	—	(738)	2,720
Loss on sale of foreign subsidiaries	—	—	—	(2,840)
Unrealized gain (loss) on derivatives	563	524	2,348	2,622
Loss on cash flow hedge derivative terminations	—	—	—	(24,467)
Other	(112)	(72)	(910)	504
Total non-interest income	(9,017)	25,586	24,927	60,876
Non-interest expense:
Salaries and employee benefits	31,230	26,268	83,171	78,262
Technology, communication and bank operations	19,588	21,281	66,394	60,887
Professional services	6,269	6,871	20,640	19,630
Occupancy	2,605	2,704	9,934	7,807
Commercial lease depreciation	5,966	4,493	16,460	13,199
FDIC assessments, non-income taxes and regulatory fees	2,528	2,313	6,530	7,634
Loan servicing	3,851	4,265	10,563	6,402
Advertising and promotion	762	302	1,430	1,176
Merger and acquisition related expenses	—	—	—	418
Loan workout	217	198	358	39
Deposit relationship adjustment fees	—	6,216	—	6,216
Other	3,182	5,098	10,730	11,089
Total non-interest expense	76,198	80,009	226,210	212,759
Income before income tax expense	81,811	152,305	255,450	325,961
Income tax expense	17,899	36,263	56,127	73,947
Net income from continuing operations	$63,912	$116,042	$199,323	$252,014

	(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from discontinued operations before income taxes	$—	$—	$—	$(20,354)
Income tax expense from discontinued operations	—	—	—	17,682
Net loss from discontinued operations	—	—	—	(38,036)
Net income	63,912	116,042	199,323	213,978
Preferred stock dividends	2,548	2,981	6,544	9,671
Loss on redemption of preferred stock	—	2,820	—	2,820
Net income available to common shareholders	$61,364	$110,241	$192,779	$201,487

Basic earnings per common share from continuing operations	$1.89	$3.40	$5.89	$7.44
Basic earnings per common share	1.89	3.40	5.89	6.26
Diluted earnings per common share from continuing operations	1.85	3.25	5.72	7.15
Diluted earnings per common share	1.85	3.25	5.72	6.02
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$63,912	$116,042	$199,323	$213,978
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(46,450)	958	(213,532)	1,950
Income tax effect	12,077	(249)	55,518	(507)
Reclassification adjustments for (gains) losses included in net income	4,227	(6,063)	9,281	(31,441)
Income tax effect	(1,099)	1,576	(2,413)	8,174
Net unrealized gains (losses) on available for sale debt securities	(31,245)	(3,778)	(151,146)	(21,824)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	—	—	12,321
Income tax effect	—	—	—	(3,204)
Reclassification adjustment for (gains) losses included in net income	—	—	—	26,972
Income tax effect	—	—	—	(7,013)
Net unrealized gains (losses) on cash flow hedges	—	—	—	29,076
Other comprehensive income (loss), net of income tax effect	(31,245)	(3,778)	(151,146)	7,252
Comprehensive income (loss)	$32,667	$112,264	$48,177	$221,230
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390
Net income	—	—	—	—	—	63,912	—	—	63,912
Other comprehensive income (loss)	—	—	—	—	—	—	(31,245)	—	(31,245)
Preferred stock dividends (1)	—	—	—	—	—	(2,548)	—	—	(2,548)
Share-based compensation expense	—	—	—	—	3,336	—	—	—	3,336
Issuance of common stock under share-based compensation arrangements	—	—	26,016	26	60	—	—	—	86
Balance, September 30, 2022	5,700,000	$137,794	32,475,502	$34,948	$549,066	$898,511	$(156,126)	$(77,262)	$1,386,931

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2021	9,000,000	$217,471	32,353,256	$33,634	$519,294	$496,844	$5,266	$(21,780)	$1,250,729
Net income	—	—	—	—	—	116,042	—	—	116,042
Other comprehensive income (loss)	—	—	—	—	—	—	(3,778)	—	(3,778)
Preferred stock dividends (1)	—	—	—	—	—	(2,981)	—	—	(2,981)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Share-based compensation expense	—	—	—	—	3,289	—	—	—	3,289
Issuance of common stock under share-based compensation arrangements	—	—	184,720	184	3,311	—	—	—	3,495
Balance, September 30, 2021	5,700,000	$137,794	32,537,976	$33,818	$525,894	$607,085	$1,488	$(21,780)	$1,284,299
(1)Dividends per share of $0.445233 and $0.421083 were declared on Series E and F preferred stock, respectively, for the three months ended September 30, 2022. Dividends per share of $0.346206, $0.332790, $0.335984, and $0.375 were declared on Series C, D, E, and F preferred stock, respectively, for the three months ended September 30, 2021.
(2)Refer to NOTE 12 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	199,323	—	—	199,323
Other comprehensive income (loss)	—	—	—	—	—	—	(151,146)	—	(151,146)
Preferred stock dividends (1)	—	—	—	—	—	(6,544)	—	—	(6,544)
Share-based compensation expense	—	—	—	—	10,657	—	—	—	10,657
Issuance of common stock under share-based compensation arrangements	—	—	226,380	226	(3,982)	—	—	—	(3,756)
Repurchase of common shares	—	—	(664,145)	—	—	—	—	(27,820)	(27,820)
Balance, September 30, 2022	5,700,000	$137,794	32,475,502	$34,948	$549,066	$898,511	$(156,126)	$(77,262)	$1,386,931

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	213,978	—	—	213,978
Other comprehensive income (loss)	—	—	—	—	—	—	7,252	—	7,252
Preferred stock dividends (1)	—	—	—	—	—	(9,671)	—	—	(9,671)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Sale of non-controlling interest in BMT (3)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (4)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (5)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	11,162	—	—	—	11,162
Issuance of common stock under share-based compensation arrangements	—	—	832,888	832	7,655	—	—	—	8,487
Balance, September 30, 2021	5,700,000	$137,794	32,537,976	$33,818	$525,894	$607,085	$1,488	$(21,780)	$1,284,299
(1)Dividends per share of $1.160316 and $1.088391 were declared on Series E and F preferred stock, respectively, for the nine months ended September 30, 2022. Dividends per share of $1.041346, $1.075982, $1.142234, and $1.125 were declared on Series C, D, E, and F preferred stock, respectively, for the nine months ended September 30, 2021.
(2)Refer to NOTE 12 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$199,323	$252,014
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities
Provision (benefit) for credit losses	31,850	13,536
Depreciation and amortization	20,027	16,221
Share-based compensation expense	10,702	11,194
Deferred taxes	(436)	7,051
Net amortization (accretion) of investment securities premiums and discounts	2,139	1,171
Unrealized (gain) loss on investment securities	738	(2,720)
(Gain) loss on sale of investment securities	6,227	(31,441)
Loss on sale of foreign subsidiaries	—	2,840
Impairment loss on fixed assets and leases	1,362	—
Unrealized (gain) loss on derivatives	(2,348)	(2,622)
Loss on cash flow hedge derivative terminations	—	24,467
Settlement of terminated cash flow hedge derivatives	—	(27,156)
(Gain) loss on sale of leased assets under lessor operating leases	350	763
Fair value adjustment on loans held for sale	—	(1,115)
(Gain) loss on sale of loans	(4,149)	(10,067)
Loss on sale of consumer installment loans	23,465	—
Origination of loans held for sale	(28,077)	(55,093)
Proceeds from the sale of loans held for sale	44,209	49,674
Amortization (accretion) of loan net deferred fees, discounts and premiums	(49,601)	(149,647)
Earnings on investment in bank-owned life insurance	(13,722)	(6,432)
(Increase) decrease in accrued interest receivable and other assets	16,883	45,591
Increase (decrease) in accrued interest payable and other liabilities	16,080	136,295
Net Cash Provided By (Used In) Continuing Operating Activities	275,022	274,524
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	408,046	258,418
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	13,631	—
Proceed from sales of foreign subsidiaries	—	3,765
Proceeds from sales of investment securities available for sale	681,633	666,023
Purchases of investment securities available for sale	(929,754)	(1,423,959)
Origination of mortgage warehouse loans	(23,568,943)	(44,292,416)
Proceeds from repayments of mortgage warehouse loans	24,247,843	45,356,500
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(1,639,900)	521,323
Proceeds from sales of loans and leases	136,920	260,851
Purchase of loans	(368,776)	(1,389,512)
Purchases of bank-owned life insurance	—	(46,462)
Proceeds from bank-owned life insurance	11,807	1,999
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	6,880	14,184
Purchases of bank premises and equipment	(587)	(418)
Proceeds from sales of other real estate owned	—	45
Proceeds from sales of leased assets under lessor operating leases	2,889	5,475
Purchases of leased assets under lessor operating leases	(86,797)	(16,691)
Net Cash Provided By (Used In) Continuing Investing Activities	$(1,085,108)	$(80,875)

	(continued)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$744,514	$5,661,096
Net increase (decrease) in short-term borrowed funds from the FHLB	(700,000)	(850,000)
Net increase (decrease) in federal funds purchased	290,000	(250,000)
Net increase (decrease) in borrowed funds from FRB PPP liquidity facility	—	(4,415,016)
Proceeds from long-term borrowed funds from the FHLB	500,000	—
Proceeds from issuance of other long-term borrowings	—	98,799
Repayments of other borrowings	(100,000)	—
Redemption of preferred stock	—	(82,497)
Preferred stock dividends paid	(6,374)	(8,794)
Purchase of treasury stock	(27,820)	—
Payments of employee taxes withheld from share-based awards	(4,248)	(4,201)
Proceeds from issuance of common stock	447	11,660
Proceeds from sale of non-controlling interest in BMT	—	26,795
Net Cash Provided By (Used In) Continuing Financing Activities	696,519	187,842
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	(113,567)	381,491
Discontinued Operations:
Net Cash Used In Operating Activities	—	(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	—	(22,791)
Net Increase (Decrease) in Cash and Cash Equivalents	(113,567)	358,700
Cash and Cash Equivalents – Beginning	518,032	693,354
Cash and Cash Equivalents – Ending	$404,465	$1,052,054

Non-cash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$500,174	$—
Purchases of investment securities held to maturity upon sale of consumer installment loans	400,001	—
Distribution of investment in BM Technologies common stock	—	32,983
Transfer of loans held for investment to held for sale	4,108	17,155
Transfer of loans held for sale to held for investment	—	55,684
Unsettled purchases of investment securities	—	160,000
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has eight full-service branches and provides commercial banking products, primarily loans and deposits, with one branch that is scheduled to be consolidated into other existing locations in November 2022. The Bank completed the consolidation of four branches into other existing locations in a previously announced plan to consolidate five branches in Southeastern Pennsylvania. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage companies, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2021 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2021 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the "2021 Form 10-K"). The 2021 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and nine months ended September 30, 2022.
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

Accounting Standards Adopted in 2022

Standard	Summary of Guidance	Effects on Financial Statements
SEC Staff Accounting Bulletin ("SAB") No. 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users Issued March 2022	• Provides interpretive guidance regarding the staff's views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation under SAB 121 recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
• The guidance also requires additional disclosures related to the nature and amount of crypto-assets the entity is responsible for holding for its customers and disclosure of the potential impact of the destruction, loss, theft, or compromise or unavailability of the cryptographic key information.
	• Effective for the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates.	• Customers adopted this guidance as of June 30, 2022. This guidance did not have any impact on its financial condition, results of operations and consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of Guidance	Effects on Financial Statements
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
• Customers will adopt this guidance on January 1, 2023. This guidance is not expected to have a material impact on its financial condition, results of operations and consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022
• Clarifies that a contractual restriction on the sale of
an equity security is not considered part of the unit of account of the equity security and not considered in measuring fair value.
• Prohibits recognition and measurement of a contractual sale restriction on the sale of an equity security as a separate unit of account.
• Provides disclosure requirements for the equity securities subject to contractual sale restrictions.
• Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.
• Customers will adopt this guidance on January 1, 2024. This guidance is not expected to have a material impact on its financial condition, results of operations and consolidated financial statements.

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

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $13.0 million and $46.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in net income from continuing operations during the three and nine months ended September 30, 2022, respectively. Customers incurred expenses of $15.1 million and $43.0 million to BM Technologies under the deposit servicing agreement during the three and nine months ended September 30, 2021, respectively. Customers held $1.6 billion and $1.8 billion of deposits serviced by BM Technologies as of September 30, 2022 and December 31, 2021, respectively. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Refer to NOTE 17 — SUBSEQUENT EVENTS for additional information. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually.

NOTE 4 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings (loss) per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Net income from continuing operations available to common shareholders	$61,364	$110,241	$192,779	$239,523
Net loss from discontinued operations	—	—	—	(38,036)
Net income available to common shareholders	$61,364	$110,241	$192,779	$201,487

Weighted-average number of common shares outstanding – basic	32,455,814	32,449,853	32,706,652	32,206,547
Share-based compensation plans	770,793	1,418,700	1,000,212	1,281,125
Weighted-average number of common shares – diluted	33,226,607	33,868,553	33,706,864	33,487,672

Basic earnings (loss) per common share from continuing operations	$1.89	$3.40	$5.89	$7.44
Basic earnings (loss) per common share from discontinued operations	—	—	—	(1.18)
Basic earnings (loss) per common share	1.89	3.40	5.89	6.26

Diluted earnings (loss) per common share from continuing operations	$1.85	$3.25	$5.72	$7.15
Diluted earnings (loss) per common share from discontinued operations	—	—	—	(1.13)
Diluted earnings (loss) per common share	1.85	3.25	5.72	6.02
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive securities:
Share-based compensation awards	730,486	710,000	100,707	711,000

NOTE 5 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021. Amounts in parentheses indicate reductions to AOCI.

	Three Months Ended September 30, 2022
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2022	$(124,881)	$—	$(124,881)
Unrealized gains (losses) arising during period, before tax	(46,450)	—	(46,450)
Income tax effect	12,077	—	12,077
Other comprehensive income (loss) before reclassifications	(34,373)	—	(34,373)
Reclassification adjustments for (gains) losses included in net income, before tax	4,227	—	4,227
Income tax effect	(1,099)	—	(1,099)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,128	—	3,128
Net current-period other comprehensive income (loss)	(31,245)	—	(31,245)
Balance - September 30, 2022	$(156,126)	$—	$(156,126)

	Three Months Ended September 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - June 30, 2021	$5,266	$—	$5,266
Unrealized gains (losses) arising during period, before tax	958	—	958
Income tax effect	(249)	—	(249)
Other comprehensive income (loss) before reclassifications	709	—	709
Reclassification adjustments for (gains) losses included in net income, before tax	(6,063)	—	(6,063)
Income tax effect	1,576	—	1,576
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(4,487)	—	(4,487)
Net current-period other comprehensive income (loss)	(3,778)	—	(3,778)
Balance - September 30, 2021	$1,488	$—	$1,488

	Nine Months Ended September 30, 2022
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2021	$(4,980)	$—	$(4,980)
Unrealized gains (losses) arising during period, before tax	(213,532)	—	(213,532)
Income tax effect	55,518	—	55,518
Other comprehensive income (loss) before reclassifications	(158,014)	—	(158,014)
Reclassification adjustments for (gains) losses included in net income, before tax	9,281	—	9,281
Income tax effect	(2,413)	—	(2,413)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	6,868	—	6,868
Net current-period other comprehensive income (loss)	(151,146)	—	(151,146)
Balance - September 30, 2022	$(156,126)	$—	$(156,126)

	Nine Months Ended September 30, 2021
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance - December 31, 2020	$23,312	$(29,076)	$(5,764)
Unrealized gains (losses) arising during period, before tax	1,950	12,321	14,271
Income tax effect	(507)	(3,204)	(3,711)
Other comprehensive income (loss) before reclassifications	1,443	9,117	10,560
Reclassification adjustments for (gains) losses included in net income, before tax	(31,441)	26,972	(4,469)
Income tax effect	8,174	(7,013)	1,161
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(23,267)	19,959	(3,308)
Net current-period other comprehensive income	(21,824)	29,076	7,252
Balance - September 30, 2021	$1,488	$—	$1,488
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

NOTE 6 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$200,171	$(253)	$—	$(6,657)	$193,261
Agency-guaranteed residential collateralized mortgage obligations	152,008	—	—	(13,786)	138,222
Collateralized loan obligations	855,959	—	10	(28,156)	827,813
Commercial mortgage-backed securities	138,972	—	—	(4,129)	134,843
Corporate notes	587,987	—	23	(55,355)	532,655
Private label collateralized mortgage obligations	1,141,340	—	—	(56,655)	1,084,685
State and political subdivision debt securities (2)	8,523	—		(1,172)	7,351
Available for sale debt securities	$3,084,960	$(253)	$33	$(165,910)	2,918,830
Equity securities (3)					24,864
Total investment securities, at fair value					$2,943,694

	December 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$297,291	$253	$(119)	$297,425
Agency-guaranteed residential mortgage-backed securities	9,865	—	(312)	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	—	(10)	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	154	(2,315)	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	53	(3,877)	238,844
Collateralized loan obligations	1,067,770	247	(1,215)	1,066,802
Commercial mortgage-backed securities	149,054	53	(180)	148,927
Corporate notes	575,273	6,334	(1,561)	580,046
Private label collateralized mortgage obligations	1,248,142	333	(6,010)	1,242,465
State and political subdivision debt securities (2)	8,535	—	(104)	8,431
Available for sale debt securities	$3,799,851	$7,427	$(15,703)	3,791,575
Equity securities (3)				25,575
Total investment securities, at fair value				$3,817,150
(1)Accrued interest on AFS debt securities totaled $15.0 million and $11.0 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at September 30, 2022 and December 31, 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

In June 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the nine months ended September 30, 2021, Customers recognized unrealized gains of $2.7 million on its equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., prior to the sale of these foreign subsidiaries. These unrealized gains and losses were reported as unrealized gain (loss) on investment securities within non-interest income on the consolidated statements of income.
Customers' transactions with unconsolidated VIEs include sales of consumer installment loans and investments in the securities issued by the VIEs. Customers is not the primary beneficiary of the VIEs because Customers has no right to make decisions that will most significantly affect the economic performance of the VIEs. Customers' continuing involvement with the unconsolidated VIEs is not significant. Customers' continuing involvement is not considered to be significant where Customers only invests in securities issued by the VIE and was not involved in the design of the VIE or where Customers has transferred financial assets to the VIE for only cash consideration. Customers' investments in the securities issued by the VIEs are classified as AFS or HTM debt securities on the consolidated balance sheets, and represent Customers' maximum exposure to loss.
Proceeds from the sale of AFS debt securities were $126.6 million and $681.6 million for the three and nine months ended September 30, 2022, respectively. Proceeds from the sale of AFS debt securities were $258.4 million and $666.0 million for the three and nine months ended September 30, 2021, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Gross realized gains	$—	$6,063	$2,563	$31,441
Gross realized losses	(2,135)	—	(8,790)	—
Net realized gains (losses) on sale of available for sale debt securities	$(2,135)	$6,063	$(6,227)	$31,441
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	463,431	421,935
Due after five years through ten years	133,079	118,071
Asset-backed securities	200,171	193,261
Collateralized loan obligations	855,959	827,813
Commercial mortgage-backed securities	138,972	134,843
Agency-guaranteed residential collateralized mortgage obligations	152,008	138,222
Private label collateralized mortgage obligations	1,141,340	1,084,685
Total available for sale debt securities	$3,084,960	$2,918,830

Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$186,085	$(5,811)	$11,154	$(846)	$197,239	$(6,657)
Agency-guaranteed residential collateralized mortgage obligations	138,222	(13,786)	—	—	138,222	(13,786)
Collateralized loan obligations	787,365	(27,078)	35,670	(1,078)	823,035	(28,156)
Commercial mortgage-backed securities	130,010	(4,027)	4,847	(102)	134,857	(4,129)
Corporate notes	454,386	(49,635)	55,850	(5,720)	510,236	(55,355)
Private label collateralized mortgage obligations	720,076	(45,150)	129,973	(11,505)	850,049	(56,655)
State and political subdivision debt securities	—	—	7,351	(1,172)	7,351	(1,172)
Total	$2,416,144	$(145,487)	$244,845	$(20,423)	$2,660,989	$(165,910)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$54,753	$(119)	$—	$—	$54,753	$(119)
Agency-guaranteed residential mortgage-backed securities	9,554	(312)	—	—	9,554	(312)
Agency-guaranteed commercial mortgage-backed securities	2,152	(10)	—	—	2,152	(10)
Agency-guaranteed residential collateralized mortgage obligations	173,492	(2,315)	—	—	173,492	(2,315)
Agency-guaranteed commercial collateralized mortgage obligations	118,334	(3,877)	—	—	118,334	(3,877)
Collateralized loan obligations	715,250	(1,215)	—	—	715,250	(1,215)
Commercial mortgage-backed securities	122,597	(180)	—	—	122,597	(180)
Corporate notes	188,100	(1,561)	—	—	188,100	(1,561)
Private label collateralized mortgage obligations	632,091	(5,874)	6,818	(136)	638,909	(6,010)
State and political subdivision debt securities	8,430	(104)	—	—	8,430	(104)
Total	$2,024,753	$(15,567)	$6,818	$(136)	$2,031,571	$(15,703)
At September 30, 2022, there were 128 AFS debt securities with unrealized losses in the less-than-twelve-months category and 19 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for the four asset-backed securities where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 147 securities, and it is not more likely than not that Customers will be required to sell any of the 147 securities before recovery of the amortized cost basis. At December 31, 2021, there were 117 AFS debt securities in an unrealized loss position.

Customers recorded an allowance for credit losses on four asset-backed securities where there was a deterioration in future estimated cash flows during the nine months ended September 30, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value. The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

Asset-backed securities
(amounts in thousands)	Three Months Ended September 30, 2022
Balance at July 1	$411
Decrease in allowance for credit losses on previously impaired securities	(158)
Balance at September 30	$253

Asset-backed securities
(amounts in thousands)	Nine Months Ended September 30, 2022
Balance at January 1	$—
Credit losses on securities for which credit losses were not previously recorded	253
Balance at September 30	$253
At September 30, 2022 and December 31, 2021, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of September 30, 2022 are summarized as follows:

	September 30, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$400,001	$—	$400,001	$—	$—	$400,001
Agency-guaranteed residential mortgage-backed securities	7,781	—	7,781		(702)	7,079
Agency-guaranteed commercial mortgage-backed securities	1,947	—	1,947	—	(96)	1,851
Agency-guaranteed residential collateralized mortgage obligations	209,519	—	209,519	—	(16,681)	192,838
Agency-guaranteed commercial collateralized mortgage obligations	152,794	—	152,794	—	(6,189)	146,605
Private label collateralized mortgage obligations	114,252	—	114,252	—	(7,889)	106,363
Total held to maturity debt securities	$886,294	$—	$886,294	$—	$(31,557)	$854,737
(1)Accrued interest on HTM debt securities totaled $0.8 million at September 30, 2022, and is included in accrued interest receivable on the consolidated balance sheet.
On September 30, 2022, Customers sold consumer installment loans with a carrying value of $521.8 million, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. As part of these sales, Customers recognized a loss on sale of $23.5 million in loss on sale of consumer installment loans within non-interest income in the consolidated statement of income. Customers provided financing to the purchaser for a portion of the sale price in the form of $400.0 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers will act as the servicer for the sold consumer installment loans, and will receive a servicing fee.

At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIE to determine if it holds a variable interest in the VIE and, if so, if Customers is the primary beneficiary of the VIE. If Customers is both a variable interest holder and the primary beneficiary of the VIE, it would be required to consolidate the VIE. As of September 30, 2022, Customers concluded that its investment in asset-backed securities as well as the servicing fee are considered variable interests in the VIE as there is a possibility, even if remote, that would result in Customers' interest in the asset-backed securities or the servicing fee absorbing some of the losses of the VIE.
After concluding that Customers has one or more variable interests in the VIE, Customers must determine if it is the primary beneficiary of the VIE. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIE. Based on a review of the VIE activities, Customers concluded the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIE. The conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIE, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreement between Customers and the VIE provides that the VIE has substantive kick-out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIE's substantive kick-out rights. As the activities which most significantly affect the performance of the VIE are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIE. Customers accounted for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet.
The following table presents HTM debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$400,001	$400,001
Agency-guaranteed residential mortgage-backed securities	7,781	7,079
Agency-guaranteed commercial mortgage-backed securities	1,947	1,851
Agency-guaranteed residential collateralized mortgage obligations	209,519	192,838
Agency-guaranteed commercial collateralized mortgage obligations	152,794	146,605
Private label collateralized mortgage obligations	114,252	106,363
Total held to maturity debt securities	$886,294	$854,737
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at September 30, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization and therefore have zero expected credit losses. Customers recorded no allowance for its investment in the asset-backed securities related to the sale of consumer installment loans to a third-party sponsored VIE on September 30, 2022. Customers considered the seniority of its beneficial interest, which includes its overcollateralization of these securities in the estimate of the ACL at September 30, 2022. The unrealized losses on HTM debt securities with no ACL were due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at September 30, 2022. Customers purchased the asset-backed securities classified as HTM debt securities in connection with the sale of the consumer installment loans to a third-party sponsored VIE on September 30, 2022. These asset-backed securities are not rated by rating agencies. Customers will monitor the credit quality of these asset-backed securities by evaluating the performance of the sold consumer installment loans against the overcollateralization available for these asset-backed securities.

The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	September 30, 2022
(amounts in thousands)	AAA	AA	A	BBB	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$—	$400,001	$400,001
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	7,781	7,781
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1,947	1,947
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	209,519	209,519
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	152,794	152,794
Private label collateralized mortgage obligations	63,767	7,077	34,189	9,219	—	114,252
Total held to maturity debt securities	$63,767	$7,077	$34,189	$9,219	$772,042	$886,294
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At September 30, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At September 30, 2022 and December 31, 2021, Customers Bank had pledged investment securities, which were transferred from available for sale to held to maturity category in June 2022, aggregating $17.5 million and $11.3 million in fair value, respectively, as collateral primarily for unused lines of credit with another financial institution. The counterparty does not have the ability to sell or repledge these securities.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Commercial loans:
Multi-family loans, at lower of cost or fair value	$4,108	$—
Total commercial loans held for sale	4,108	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	609	15,747
Total consumer loans held for sale	1,116	16,254
Loans held for sale	$5,224	$16,254
Total loans held for sale as of September 30, 2022 and December 31, 2021 included NPLs of $4.6 million and $0.5 million, respectively.

NOTE 8 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2022 and December 31, 2021.

(amounts in thousands)	September 30, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,569,090	$2,284,325
Loans receivable, PPP	1,154,632	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,103,974	2,403,991
Other commercial and industrial	1,203,829	1,020,792
Multi-family	2,263,268	1,486,308
Commercial real estate owner occupied	726,670	654,922
Commercial real estate non-owner occupied	1,263,211	1,121,238
Construction	136,133	198,981
Total commercial loans and leases receivable	10,697,085	6,886,232
Consumer:
Residential real estate	465,772	334,730
Manufactured housing	46,990	52,861
Installment:
Personal	1,056,432	1,392,862
Other	341,463	351,613
Total consumer loans receivable	1,910,657	2,132,066
Loans and leases receivable	12,607,742	9,018,298
Allowance for credit losses on loans and leases	(130,197)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,201,267	$14,414,827
(1)Includes direct finance equipment leases of $145.6 million and $146.5 million at September 30, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(21.0) million and $(52.0) million at September 30, 2022 and December 31, 2021, respectively.
Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $92.0 million and $81.6 million at September 30, 2022 and December 31, 2021, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2022 and December 31, 2021, there were $32.0 million and $38.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
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
At September 30, 2022 and December 31, 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $1.2 billion and $3.3 billion of PPP loans outstanding as of September 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $14.7 million and $72.1 million for the three and nine months ended September 30, 2022, respectively. Customers recognized interest income, including origination fees, of $117.1 million and $197.1 million for the three and nine months ended September 30, 2021, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$739	$419	$3,950	$5,108	$6,302,695	$6,307,803
Multi-family	—	—	1,159	1,159	2,262,109	2,263,268
Commercial real estate owner occupied	115	—	2,127	2,242	724,428	726,670
Commercial real estate non-owner occupied	—	324	—	324	1,262,887	1,263,211
Construction	—	—	—	—	136,133	136,133
Residential real estate	746	1,313	2,377	4,436	461,336	465,772
Manufactured housing	1,416	410	3,438	5,264	41,726	46,990
Installment	10,906	8,697	6,847	26,450	1,371,445	1,397,895
Total	$13,922	$11,163	$19,898	$44,983	$12,562,759	$12,607,742

	December 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$2,093	$95	$5,929	$8,117	$3,416,666	$3,424,783
Multi-family	1,682	2,707	18,235	22,624	1,463,684	1,486,308
Commercial real estate owner occupied	287	—	1,304	1,591	653,331	654,922
Commercial real estate non-owner occupied	—	—	2,815	2,815	1,118,423	1,121,238
Construction	—	—	—	—	198,981	198,981
Residential real estate	4,655	789	4,390	9,834	324,896	334,730
Manufactured housing	2,308	768	4,949	8,025	44,836	52,861
Installment	7,349	4,295	3,783	15,427	1,729,048	1,744,475
Total	$18,374	$8,654	$41,405	$68,433	$8,949,865	$9,018,298
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $1.5 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively, that are still accruing interest because collection is considered probable.

(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $1.2 billion, of which $274.4 million were 30-59 days past due and $178.2 million were 60 days or more past due as of September 30, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(4)Includes PCD loans of $8.7 million and $9.9 million at September 30, 2022 and December 31, 2021, respectively.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	September 30, 2022 (1)			December 31, 2021 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$4,054	$24	$4,078	$5,837	$259	$6,096
Multi-family	1,158	—	1,158	22,654	—	22,654
Commercial real estate owner occupied	2,198	—	2,198	2,475	—	2,475
Commercial real estate non-owner occupied	—	—	—	2,815	—	2,815
Residential real estate	6,438	—	6,438	7,727	—	7,727
Manufactured housing	—	2,584	2,584	—	3,563	3,563
Installment	—	6,848	6,848	—	3,783	3,783
Total	$13,848	$9,456	$23,304	$41,508	$7,605	$49,113
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and nine months ended September 30, 2022 and 2021. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the three and nine months ended September 30, 2022 and 2021.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and nine months ended September 30, 2022 and 2021 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)	Multi-family	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2022
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Charge-offs	(2,657)	—	—	(4,862)	—	—	—	(13,965)	$(21,484)
Recoveries	76	—	—	31	10	13	—	2,857	$2,987
Provision (benefit) for credit losses on loans and leases	6,631	4,479	1,475	7,283	425	(138)	402	(28,393)	$(7,836)
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197
Nine Months Ended September 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(3,235)	(1,990)	—	(5,025)	—	(4)	—	(35,681)	$(45,935)
Recoveries	1,129	337	49	43	226	58	—	4,889	$6,731
Provision (benefit) for credit losses on loans and leases	4,535	11,420	2,958	10,104	696	3,016	204	(1,336)	$31,597
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197

(amounts in thousands)	Commercial and industrial (1)	Multi-family	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2021
Ending Balance, June 30, 2021	$8,127	$5,028	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Charge-offs	(516)	—	(524)	(943)	—	(79)	—	(6,693)	(8,755)
Recoveries	400	—	474	—	3	25	—	749	1,651
Provision (benefit) for credit losses on loans and leases	2,849	(631)	(797)	944	(1,760)	(333)	38	12,854	13,164
Ending Balance, September 30, 2021	$10,860	$4,397	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496
Nine Months Ended September 30, 2021
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,153)	(1,132)	(666)	(943)	—	(129)	—	(27,338)	(31,361)
Recoveries	945	—	483	69	122	47	—	3,479	5,145
Provision (benefit) for credit losses on loans and leases	(1,171)	(7,091)	(5,712)	(11,203)	(5,107)	(1,983)	(780)	46,583	13,536
Ending Balance, September 30, 2021	$10,860	$4,397	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496

(1) Includes specialty lending.

At September 30, 2022, the ACL on loans and leases was $130.2 million, a decrease of $7.6 million from the December 31, 2021 balance of $137.8 million. The decrease in ACL for the three and nine months ended September 30, 2022 was primarily attributable to the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information on the sale of consumer installment loans.
Troubled Debt Restructurings
At September 30, 2022 and December 31, 2021, there were $16.9 million and $16.5 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the quarter of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent quarters, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of September 30, 2022 and December 31, 2021, respectively.
The following table presents loans modified in a TDR by type of concession for the three and nine months ended September 30, 2022 and 2021. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	—	$—	4	$244	14	$470	16	$585
Other (1)	71	739	39	687	170	1,933	158	2,369
Total	71	$739	43	$931	184	$2,403	174	$2,954
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of September 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	September 30, 2022		September 30, 2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Manufactured housing	1	$46	2	$71
Residential real estate	1	119	—	—
Installment	34	420	19	231
Total loans	36	$585	21	$302
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

Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of September 30, 2022 and December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$2,811,777	$638,308	$290,113	$210,755	$72,613	$87,766	$2,091,816	$—	$6,203,148
Special mention	—	6,000	—	—	—	290	2,816	—	9,106
Substandard	—	22,733	8,800	8,798	7,429	43,134	4,655	—	95,549
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,811,777	$667,041	$298,913	$219,553	$80,042	$131,190	$2,099,287	$—	$6,307,803
Multi-family loans:
Pass	$1,257,398	$364,730	$131,310	$22,364	$114,430	$241,843	$—	$—	$2,132,075
Special mention	—	—	—	—	4,984	58,964	—	—	63,948
Substandard	—	1,508	—	—	—	65,737	—	—	67,245
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$1,257,398	$366,238	$131,310	$22,364	$119,414	$366,544	$—	$—	$2,263,268
Commercial real estate owner occupied loans:
Pass	$186,167	$203,200	$56,956	$92,437	$36,062	$129,565	$—	$—	$704,387
Special mention	—	—	—	—	461	3,858	—	—	4,319
Substandard	—	—	—	134	9,447	8,383	—	—	17,964
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate owner occupied loans	$186,167	$203,200	$56,956	$92,571	$45,970	$141,806	$—	$—	$726,670
Commercial real estate non-owner occupied:
Pass	$279,854	$119,817	$144,199	$74,694	$63,318	$405,022	$—	$—	$1,086,904
Special mention	—	—	21,335	—	—	5,852	—	—	27,187
Substandard	—	—	—	28,833	20,753	99,534	—	—	149,120
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$279,854	$119,817	$165,534	$103,527	$84,071	$510,408	$—	$—	$1,263,211
Construction:
Pass	$49,417	$32,431	$9,510	$28,817	$4,722	$9,161	$2,075	$—	$136,133
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$49,417	$32,431	$9,510	$28,817	$4,722	$9,161	$2,075	$—	$136,133
Total commercial loans and leases receivable	$4,584,613	$1,388,727	$662,223	$466,832	$334,219	$1,159,109	$2,101,362	$—	$10,697,085
Residential real estate loans:
Performing	$136,267	$144,010	$7,420	$16,643	$10,471	$75,826	$68,839	$—	$459,476
Non-performing	—	—	177	372	1,378	3,713	656	—	6,296
Total residential real estate loans	$136,267	$144,010	$7,597	$17,015	$11,849	$79,539	$69,495	$—	$465,772
Manufactured housing loans:
Performing	$—	$—	$—	$218	$105	$43,801	$—	$—	$44,124
Non-performing	—	—	—	—	—	2,866	—	—	2,866
Total manufactured housing loans	$—	$—	$—	$218	$105	$46,667	$—	$—	$46,990
Installment loans:
Performing	$580,370	$427,400	$148,318	$152,836	$13,033	$1,132	$67,288	$—	$1,390,377
Non-performing	1,133	3,919	904	1,336	85	60	81	—	7,518
Total installment loans	$581,503	$431,319	$149,222	$154,172	$13,118	$1,192	$67,369	$—	$1,397,895
Total consumer loans	$717,770	$575,329	$156,819	$171,405	$25,072	$127,398	$136,864	$—	$1,910,657
Loans and leases receivable	$5,302,383	$1,964,056	$819,042	$638,237	$359,291	$1,286,507	$2,238,226	$—	$12,607,742

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$974,016	$337,045	$266,677	$86,691	$55,536	$89,860	$1,484,287	$—	$3,294,112
Special mention	476	1,408	3,325	4,904	36,252	92	14,662	—	61,119
Substandard	18,786	10,257	9,543	11,586	5,682	6,764	6,934	—	69,552
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$993,278	$348,710	$279,545	$103,181	$97,470	$96,716	$1,505,883	$—	$3,424,783
Multi-family loans:
Pass	$403,075	$133,452	$23,068	$209,070	$282,663	$316,491	$—	$—	$1,367,819
Special mention	—	—	—	9,936	18,489	28,776	—	—	57,201
Substandard	—	—	—	—	38,216	23,072	—	—	61,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family loans	$403,075	$133,452	$23,068	$219,006	$339,368	$368,339	$—	$—	$1,486,308
Commercial real estate owner occupied loans:
Pass	$213,102	$59,348	$124,626	$60,993	$58,073	$99,219	$672	$—	$616,033
Special mention	—	—	2,876	318	2,044	572	—	—	5,810
Substandard	—	—	3,750	9,682	8,824	10,823	—	—	33,079
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$213,102	$59,348	$131,252	$70,993	$68,941	$110,614	$672	$—	$654,922
Commercial real estate non-owner occupied:
Pass	$136,897	$149,898	$95,504	$66,040	$153,509	$310,435	$—	$—	$912,283
Special mention	—	21,694	11,113	9,373	43,215	20,540	—	—	105,935
Substandard	—	—	—	35,846	20,516	46,658	—	—	103,020
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$136,897	$171,592	$106,617	$111,259	$217,240	$377,633	$—	$—	$1,121,238
Construction:
Pass	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Total commercial loans and leases receivable	$1,803,457	$762,301	$618,104	$509,267	$723,019	$962,716	$1,507,368	$—	$6,886,232
Residential real estate loans:
Performing	$107,854	$8,251	$21,096	$11,389	$6,707	$84,035	$87,438	$—	$326,770
Non-performing	—	—	335	1,015	669	3,587	2,354	—	7,960
Total residential real estate loans	$107,854	$8,251	$21,431	$12,404	$7,376	$87,622	$89,792	$—	$334,730
Manufactured housing loans:
Performing	$—	$—	$253	$299	$73	$47,537	$—	$—	48,162
Non-performing	—	—	—	—	—	4,699	—	—	4,699
Total manufactured housing loans	$—	$—	$253	$299	$73	$52,236	$—	$—	$52,861
Installment loans:
Performing	$973,525	$390,788	$341,582	$31,481	$1,601	$1,016	$25	$—	$1,740,018
Non-performing	1,162	1,002	2,074	156	2	61	—	—	4,457
Total installment loans	$974,687	$391,790	$343,656	$31,637	$1,603	$1,077	$25	$—	$1,744,475
Total consumer loans	$1,082,541	$400,041	$365,340	$44,340	$9,052	$140,935	$89,817	$—	$2,132,066
Loans and leases receivable	$2,885,998	$1,162,342	$983,444	$553,607	$732,071	$1,103,651	$1,597,185	$—	$9,018,298

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Purchases (1)
Loans receivable, PPP	$—	$602,175	$—	$1,223,662
Residential real estate	15,067	—	170,022	—
Personal installment (2)	47,778	—	123,785	109,142
Other installment (2)	74,969	50,001	74,969	56,708
Total	$137,814	$652,176	$368,776	$1,389,512
Sales (3)
Specialty lending	$2,200	$—	$2,200	$—
Other commercial and industrial (4)	—	6,176	22,880	35,166
Multi-family	—	—	2,879	19,443
Commercial real estate owner occupied (4)	—	5,728	8,960	12,426
Commercial real estate non-owner occupied	—	—	—	18,366
Residential real estate	—	14,549	—	42,735
Personal installment (5)	500,001	103,897	500,001	132,715
Total	$502,201	$130,350	$536,920	$260,851
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.9% and 99.2% of the loans' unpaid principal balance for the three months ended September 30, 2022 and 2021, respectively. The purchase price was 98.7% and 101.0% of the loans' unpaid principal balance for the nine months ended September 30, 2022 and 2021, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2022 and 2021, loan sales resulted in net losses of $23.4 million and net gains of $5.8 million, respectively, included in gain (loss) on sale of SBA and other loans and in loss on sale of consumer installment loans (refer to (5) below) in the consolidated statements of income. For the nine months ended September 30, 2022 and 2021, loan sales resulted in net losses of $19.7 million and net gains of $10.1 million, respectively.
(4)Primarily sales of SBA loans.
(5)On September 30, 2022, Customers sold $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $6.6 billion and $3.7 billion at September 30, 2022 and December 31, 2021, respectively. No PPP loans were pledged to the FRB in accordance with borrowing from the PPPLF at September 30, 2022 and December 31, 2021.
NOTE 9 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between one month and 8 years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between 1 and 10 years, with options to renew the leases or extend the term up to 10 years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2022	December 31, 2021
ASSETS
Operating lease ROU assets	Other assets	$16,827	$12,677
LIABILITIES
Operating lease liabilities	Other liabilities	$19,720	$14,524
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2022	2021	2022	2021
Operating lease cost (1)	Occupancy expenses	$1,137	$1,147	$3,352	$3,394
(1) There were no variable lease costs for the three and nine months ended September 30, 2022 and 2021, and sublease income for operating leases is immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2022:

(amounts in thousands)	September 30, 2022
2022	$1,565
2023	5,201
2024	4,206
2025	3,291
2026	2,465
Thereafter	5,016
Total minimum payments	21,744
Less: interest	2,024
Present value of lease liabilities	$19,720
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has a signed lease that has not yet commenced as of September 30, 2022 with future minimum lease payments of $4.2 million. Cash paid pursuant to the operating lease liability was $1.2 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. Cash paid pursuant to the operating lease liability was $1.3 million and $3.8 million for the three and nine months ended September 30, 2021, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	5.2 years	3.9 years

Weighted average discount rate
Operating leases	2.89%	2.74%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2022 and December 31, 2021:

(amounts in thousands)	Classification	September 30, 2022	December 31, 2021
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$131,731	$134,855
Guaranteed residual assets	Loans and leases receivable	11,854	11,397
Unguaranteed residual assets	Loans and leases receivable	6,347	5,665
Deferred initial direct costs	Loans and leases receivable	566	448
Unearned income	Loans and leases receivable	(4,929)	(5,383)
Net investment in direct financing leases		$145,569	$146,982

Operating leases
Investment in operating leases	Other assets	$241,079	$158,135
Accumulated depreciation	Other assets	(54,009)	(40,749)
Deferred initial direct costs	Other assets	1,535	872
Net investment in operating leases		188,605	118,258
Total lease assets		$334,174	$265,240

NOTE 10 – DEPOSITS
The components of deposits at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
(amounts in thousands)
Demand, non-interest bearing	$2,993,793	$4,459,790
Demand, interest bearing	7,124,663	6,488,406
Savings, including money market deposit accounts	5,505,969	5,322,390
Time	1,898,013	507,338
Total deposits	$17,522,438	$16,777,924
The scheduled maturities for time deposits at September 30, 2022 were as follows:

(amounts in thousands)	September 30, 2022
2022	$459,951
2023	1,357,068
2024	75,623
2025	2,415
2026	1,567
Thereafter	1,389
Total time deposits	$1,898,013
Time deposits greater than the FDIC limit of $250,000 totaled $1.7 billion and $259.0 million at September 30, 2022 and December 31, 2021, respectively.
Included in the demand, interest bearing balances above were $1.4 billion and $1.7 billion of brokered demand deposits at September 30, 2022 and December 31, 2021, respectively. Included in the savings and money market deposit account ("MMDA") balances above were $715.6 million and $480.5 million of brokered money market deposits at September 30, 2022 and December 31, 2021, respectively. Included in time deposits above were $1.6 billion of brokered time deposits at September 30, 2022. There were no brokered time deposits included in time deposits above as of December 31, 2021.
Demand deposit overdrafts reclassified as loans were $4.2 million and $2.8 million at September 30, 2022 and December 31, 2021, respectively.
NOTE 11 - BORROWINGS
Short-term debt
Short-term debt at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$700,000	0.26%
Federal funds purchased	365,000	3.23%	75,000	0.05%
Total short-term debt	$365,000		$775,000

The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	September 30, 2022 (1)	December 31, 2021 (2)
FHLB advances
Maximum outstanding at any month end	$775,000	$850,000
Average balance during the period	189,175	264,704
Weighted-average interest rate during the period	2.34%	2.35%
Federal funds purchased
Maximum outstanding at any month end	895,000	365,000
Average balance during the period	416,344	22,110
Weighted-average interest rate during the period	1.40%	0.07%
(1) For the nine months ended September 30, 2022.
(2) For the year ended December 31, 2021.
At September 30, 2022 and December 31, 2021, Customers Bank had aggregate availability under federal funds lines totaling $1.4 billion and $1.3 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—
(1)    Amounts reported in the above table include long-term advances from FHLB of $250 million with a fixed rate of 3.44%, maturity of June 2024 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and $250 million with a fixed rate of 3.30% and maturity of June 2027.

The maximum borrowing capacity with the FHLB and FRB at September 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,560,959	$2,973,635
Total maximum borrowing capacity with the FRB (1)	2,557,704	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	7,543,384	3,594,339
(1)    Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at September 30, 2022 and December 31, 2021.

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,753	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,762	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,515	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,539	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,343	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,882	$181,673
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
NOTE 12 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp did not purchase any shares of its common stock under the Share Repurchase Program during the three months ended September 30, 2022. Customers Bancorp purchased 664,145 shares of its common stock for $27.8 million under the Share Repurchase Program on various dates during the nine months ended September 30, 2022.
Preferred Stock
As of September 30, 2022, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the three and nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding.

The table below summarizes Customers' issuances of preferred stock that remain outstanding at September 30, 2022 and December 31, 2021 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2022 (1)
Fixed-to-floating rate:	Issue Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$1.16
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.09
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the nine months ended September 30, 2022.
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2022 and December 31, 2021, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,447,890	9.845%	$661,804	4.500%	N/A	N/A	$1,029,472	7.000%
Customers Bank	$1,676,998	11.420%	$660,807	4.500%	$954,499	6.500%	$1,027,922	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,585,683	10.782%	$882,405	6.000%	N/A	N/A	$1,250,073	8.500%
Customers Bank	$1,676,998	11.420%	$881,076	6.000%	$1,174,768	8.000%	$1,248,191	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,838,179	12.499%	$1,176,540	8.000%	N/A	N/A	$1,544,208	10.500%
Customers Bank	$1,856,955	12.646%	$1,174,768	8.000%	$1,468,460	10.000%	$1,541,883	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,585,683	7.650%	$829,133	4.000%	N/A	N/A	$829,133	4.000%
Customers Bank	$1,676,998	8.099%	$828,289	4.000%	$1,035,361	5.000%	$828,289	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2022 and December 31, 2021:
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

The estimated fair values of Customers' financial instruments at September 30, 2022 and December 31, 2021 were as follows.

			Fair Value Measurements at September 30, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$404,465	$404,465	$404,465	$—	$—
Debt securities, available for sale	2,918,830	2,918,830	—	2,830,944	87,886
Debt securities, held to maturity	886,294	854,737	—	454,736	400,001
Loans held for sale	5,224	5,224	—	609	4,615
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,201,267	14,905,661	—	1,569,090	13,336,571
FHLB, Federal Reserve Bank and other restricted stock	64,112	64,112	—	64,112	—
Derivatives	46,451	46,451	—	46,410	41
Liabilities:
Deposits	$17,522,438	$17,502,691	$15,624,425	$1,878,266	$—
Federal funds purchased	365,000	365,000	365,000	—	—
FHLB advances	500,000	480,319	—	480,319	—
Other borrowings	123,515	120,888	—	120,888	—
Subordinated debt	181,882	171,722	—	171,722	—
Derivatives	43,727	43,727	—	43,727	—

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$518,032	$518,032	$518,032	$—	$—
Debt securities, available for sale	3,791,575	3,791,575	—	3,648,690	142,885
Loans held for sale	16,254	16,254	—	15,747	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	14,207,811	—	2,284,325	11,923,486
FHLB, Federal Reserve Bank and other restricted stock	64,584	64,584	—	64,584	—
Derivatives	27,295	27,295	—	27,116	179
Liabilities:
Deposits	$16,777,924	$16,777,236	$16,270,586	$506,650	$—
Federal funds purchased	75,000	75,000	75,000	—	—
FHLB advances	700,000	700,000	—	700,000	—
Other borrowings	223,086	226,585	—	226,585	—
Subordinated debt	181,673	204,782	—	204,782	—
Derivatives	26,544	26,544	—	26,544	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$105,375	$87,886	$193,261
Agency-guaranteed residential collateralized mortgage obligations	—	138,222	—	138,222
Collateralized loan obligations	—	827,813	—	827,813
Commercial mortgage-backed securities	—	134,843	—	134,843
Corporate notes	—	532,655	—	532,655
Private label collateralized mortgage obligations	—	1,084,685	—	1,084,685
State and political subdivision debt securities	—	7,351	—	7,351
Derivatives	—	46,410	41	46,451
Loans held for sale – fair value option	—	609	—	609
Loans receivable, mortgage warehouse – fair value option	—	1,569,090	—	1,569,090
Total assets – recurring fair value measurements	$—	$4,447,053	$87,927	$4,534,980
Liabilities
Derivatives	$—	$43,727	$—	$43,727
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,853	$4,853
Total assets – nonrecurring fair value measurements	$—	$—	$4,853	$4,853

	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$154,540	$142,885	$297,425
Agency-guaranteed residential mortgage–backed securities	—	9,553	—	9,553
Agency-guaranteed commercial mortgage–backed securities	—	2,152	—	2,152
Agency-guaranteed residential collateralized mortgage obligations	—	196,930	—	196,930
Agency-guaranteed commercial collateralized mortgage obligations	—	238,844	—	238,844
Collateralized loan obligations	—	1,066,802	—	1,066,802
Commercial mortgage-backed securities	—	148,927	—	148,927
Corporate notes	—	580,046	—	580,046
Private label collateralized mortgage obligations	—	1,242,465	—	1,242,465
State and political subdivision debt securities	—	8,431	—	8,431
Derivatives	—	27,116	179	27,295
Loans held for sale – fair value option	—	15,747	—	15,747
Loans receivable, mortgage warehouse – fair value option	—	2,284,325	—	2,284,325
Total assets – recurring fair value measurements	$—	$5,975,878	$143,064	$6,118,942
Liabilities
Derivatives	$—	$26,544	$—	$26,544
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,121	$5,121
Total assets – nonrecurring fair value measurements	$—	$—	$5,121	$5,121
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021 are summarized in the tables below. Additional information about residential mortgage loan commitments can be found in NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	Three Months Ended September 30,
(amounts in thousands)	2022	2021
Balance at July 1	$98	$301
Issuances	41	163
Settlements	(98)	(301)
Balance at September 30	$41	$163

	Residential Mortgage Loan Commitments
	Nine Months Ended September 30,
(amounts in thousands)	2022	2021
Balance at January 1	$179	$200
Issuances	288	660
Settlements	(426)	(697)
Balance at September 30	$41	$163
The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 are summarized in the tables below.

Asset-backed securities
(amounts in thousands)	Three Months Ended September 30, 2022
Balance at July 1	$106,919
Principal payments and premium amortization	(16,852)
Decrease in allowance for credit losses	158
Change in fair value recognized in OCI	(2,339)
Balance at September 30	$87,886

Asset-backed securities
(amounts in thousands)	Nine Months Ended September 30, 2022
Balance at January 1	$142,885
Principal payments and premium amortization	(51,348)
Credit losses	(253)
Change in fair value recognized in OCI	(3,398)
Balance at September 30	$87,886
There were no transfers between levels during the three and nine months ended September 30, 2022 and 2021.

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2022 and December 31, 2021 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
September 30, 2022
Asset-backed securities	$87,886	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	7% - 7% (7%) 4% - 6% (5%) 22% - 24% (23%)
Collateral-dependent loans – real estate	4,615	Collateral appraisal (1)	Liquidation expenses (2)	0% - 0% (0%)
Collateral-dependent loans – commercial and industrial	238	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 25% - 27% (26%)
Residential mortgage loan commitments	41	Adjusted market bid	Pull-through rate	82% - 100% (86%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Asset-backed securities	$142,885	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 5% (5%) 4% - 4% (4%) 17% - 33% (19%)
Collateral-dependent loans – real estate	4,170	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	951	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	179	Adjusted market bid	Pull-through rate	76% - 89% (85%)
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
Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish these objectives, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the nine months ended September 30, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At September 30, 2022 and December 31, 2021, Customers had no interest rate derivative designated as cash flow hedges of interest rate risk.
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
At September 30, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million that were designated as fair value hedges of certain AFS debt securities. During the three and nine months ended September 30, 2022, Customers terminated four and thirteen interest rate derivatives with notional amounts totaling $10.0 million and $58.0 million, respectively, that were designated as fair value hedges together with the sale of hedged AFS debt securities. During the nine months ended September 30, 2021, Customers terminated eight interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million designated as fair value hedges.

As of September 30, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
AFS debt securities	$22,500	$80,500	$1,885	$1,750
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At September 30, 2022, Customers had 147 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregated notional amount of $242.3 million related to this program. At December 31, 2021, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregate notional amount of $264.7 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2022 and December 31, 2021, Customers had an aggregate notional amount of residential mortgage loan commitments of $1.8 million and $8.2 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2022 and December 31, 2021, Customers had an aggregate notional amount of credit derivatives of $143.1 million and $129.9 million, respectively.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,885	Other liabilities	$—
Total		$1,885		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$44,492	Other liabilities	$43,727
Credit contracts	Other assets	33	Other liabilities	—
Residential mortgage loan commitments	Other assets	41	Other liabilities	—
Total		$44,566		$43,727

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,750	Other liabilities	$—
Total		$1,750		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$25,235	Other liabilities	$26,343
Credit contracts	Other assets	131	Other liabilities	201
Residential mortgage loan commitments	Other assets	179	Other liabilities	—
Total		$25,545		$26,544
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and nine months ended September 30, 2022 and 2021.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2022	2021	2022	2021
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$510	$—	$3,530	$4,777
Recognized on hedged AFS debt securities	Net interest income	(510)	—	(3,530)	(4,777)
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Non-interest income (1)	$503	$517	$2,244	$2,540
Credit contracts	Non-interest income (1)	60	7	104	81
Residential mortgage loan commitments	Non-interest income (2)	(57)	(138)	(139)	(37)
Total		$506	$386	$2,209	$2,584
(1) Included in unrealized gain (loss) on derivatives.
(2) Included in mortgage banking income.

Effect of Derivative Instruments on Comprehensive Income

The following tables present the effect of Customers' derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2022 and 2021.

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(amounts in thousands)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$—	Interest expense	$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$9,117	Interest expense	$—	$(2,505)
			Non-interest income (2)	—	(24,467)
			Total	$—	$(26,972)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2022, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $31.5 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $29.8 million of cash as collateral at September 30, 2022. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
September 30, 2022
Interest rate derivative assets with institutional counterparties	$31,495	$—	$(31,495)	$—

Interest rate derivative liabilities with institutional counterparties	$—	$—	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$23,348	$—	$(23,348)	$—
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
NOTE 17 – SUBSEQUENT EVENTS

On November 7, 2022, Customers agreed to extend the deposit servicing agreement with BM Technologies related to $1.6 billion of deposits serviced by BM Technologies and held by the Bank as of September 30, 2022 to the earlier of BM Technologies' successful completion of the transfer of the deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date.

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2022. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2021 Form 10-K.
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

Customers Bank provides blockchain-based digital payments via the Customers Bank Instant Token, or CBITTM, which allows commercial clients to make instant payments in U.S. dollars. CBIT on the TassatPayTM blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments: including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and B2B verticals such as trading operations, real estate, manufacturing, and logistics. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of September 30, 2022 and December 31, 2021, Customers Bank held $1.9 billion of low cost deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets.
The primary business purpose for the CBIT instant payment platform is to provide a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payment platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $50 thousand at September 30, 2022 and no outstanding balance at December 31, 2021.
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
Significant uncertainties as to future economic conditions continue to exist, including higher inflation, global supply chain issues, and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has also shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates and increased its non-interest bearing and interest-bearing demand deposits to position the Bank for future interest rate hikes. Customers continues to monitor closely the impact of COVID-19 and its variants, the military conflict between Russia and Ukraine and macroeconomic uncertainties, as well as any effects that may result from the federal government's responses including future rate hikes; however, the extent to which COVID-19 and its variants, the geopolitical conflict and macroeconomic factors will impact Customers' operations and financial results during the remainder of 2022 and into 2023 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, please refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.

Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2021 Form 10-K and updated in this Form 10-Q for the quarterly period ended September 30, 2022 in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.
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
Allowance for Credit Losses
Customers' ACL at September 30, 2022 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The net decrease in our estimated ACL as of September 30, 2022 as compared to our December 31, 2021 estimate was primarily attributable to the sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts. The sale of consumer installment loans was a part of Customers' balance sheet optimization initiatives to deploy capital efficiently in a rising interest rate and uncertain macroeconomic environment. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. There was a benefit to provision for credit losses on loans and leases of $7.8 million and a provision for credit losses on loans and leases of $31.6 million for the three and nine months ended September 30, 2022, respectively, resulting in an ACL ending balance of $133.1 million ($130.2 million for loans and leases and $2.9 million for unfunded lending-related commitments) as of September 30, 2022.

To determine the ACL as of September 30, 2022, Customers utilized Moody's September 2022 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at September 2022 assumed lower growth rate in macroeconomic forecasts compared to the second quarter 2022 forecasts of macroeconomic conditions used by Customers; the impact of the Russian invasion of Ukraine on the U.S. economy would be limited and the disruptions to oil, natural gas and other commodity markets will be temporary; COVID-19 will be endemic and seasonal and becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve Board front-loading rate hikes and raising the effective fed funds rate to 3.5% by the end of 2022; the CPI rising 8.0% in 2022 and 3.8% in 2023; and the U.S. economy achieving full-employment with a 3.5% unemployment rate in 2022 and rising in 2023 as the effect of tighter monetary policy starts to be felt. Customers continues to monitor the impact of the military conflict between Russia and Ukraine, COVID-19 and its variants, supply-chain disruptions, inflation, and related policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
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
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the military conflict between Russia and Ukraine worsening significantly and persisting longer, causing oil prices to rise more sharply than the Baseline projections, new infections, hospitalizations and COVID-19 deaths rising significantly again as compared to the Baseline projections, slowing growth in consumer spending on air travel, retail and hotels, worsening supply chain issues boosting inflation, the Fed’s response to raise interest rates higher than the Baseline projections, rising unemployment and the U.S. economy falling into recession in the fourth quarter of 2022. Under this scenario, as an example, the unemployment rate is estimated at 4.2% and 7.3% at the end of 2022 and 2023, respectively. These numbers represent a 0.5% and 3.4% higher unemployment estimate than the Baseline scenario projection of 3.7% and 3.9% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $50.9 million at September 30, 2022. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as geopolitical instability, risks of rising inflation including a near-term recession, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation and COVID-19 and its variants have and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, see "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net interest income	$159,032	$219,892	$(60,860)	(27.7)%	$488,583	$491,380	$(2,797)	(0.6)%
Provision for credit losses	(7,994)	13,164	(21,158)	(160.7)%	31,850	13,536	18,314	135.3%
Total non-interest income	(9,017)	25,586	(34,603)	(135.2)%	24,927	60,876	(35,949)	(59.1)%
Total non-interest expense	76,198	80,009	(3,811)	(4.8)%	226,210	212,759	13,451	6.3%
Income before income tax expense	81,811	152,305	(70,494)	(46.3)%	255,450	325,961	(70,511)	(21.6)%
Income tax expense	17,899	36,263	(18,364)	(50.6)%	56,127	73,947	(17,820)	(24.1)%
Net income from continuing operations	63,912	116,042	(52,130)	(44.9)%	199,323	252,014	(52,691)	(20.9)%
Loss from discontinued operations before income taxes	—	—	—	NM	—	(20,354)	20,354	(100.0)%
Income tax expense from discontinued operations	—	—	—	NM	—	17,682	(17,682)	(100.0)%
Net loss from discontinued operations	—	—	—	NM	—	(38,036)	38,036	(100.0)%
Net income	63,912	116,042	(52,130)	(44.9)%	199,323	213,978	(14,655)	(6.8)%
Preferred stock dividends	2,548	2,981	(433)	(14.5)%	6,544	9,671	(3,127)	(32.3)%
Loss on redemption of preferred stock	—	2,820	(2,820)	(100.0)%	—	2,820	(2,820)	(100.0)%
Net income available to common shareholders	$61,364	$110,241	$(48,877)	(44.3)%	$192,779	$201,487	$(8,708)	(4.3)%
Customers reported net income available to common shareholders of $61.4 million and $192.8 million for the three and nine months ended September 30, 2022, respectively, compared to net income available to common shareholders of $110.2 million and $201.5 million for the three and nine months ended September 30, 2021, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were as follows.
Net interest income
Net interest income decreased $60.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as interest income from PPP loans decreased from lower level of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, primarily in specialty lending. Average interest-earning assets increased by $987.6 million, and NIM decreased by 143 basis points to 3.16% for the three months ended September 30, 2022 from 4.59% for the three months ended September 30, 2021. The increase in interest-earning assets was driven by increases in commercial and industrial loans and leases, primarily in specialty lending, investment securities, multi-family, installment and residential mortgage loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The lower level of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment drove a 38 basis point decrease in the yield on interest-earning assets and contributed to the NIM decrease. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 133 basis point increase in the cost of interest-bearing liabilities and also contributed to the NIM decrease for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.2 billion ($1.3 billion average balance) of PPP loans yielding 4.31% and $7.1 billion ($6.7 billion average balance) of interest checking accounts costing 2.00%. Non-interest bearing demand deposits were $3.0 billion ($3.2 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 1.62% and 0.50% for the three months ended September 30, 2022 and 2021, respectively.

Net interest income decreased $2.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as interest income from PPP loans decreased from lower levels of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, primarily in specialty lending. Average interest-earning assets increased by $815.6 million, and NIM decreased by 17 basis points to 3.38% for the nine months ended September 30, 2022 from 3.55% for the nine months ended September 30, 2021. The increase in interest-earning assets was driven by increases in commercial and industrial loans and leases, primarily in specialty lending, investment securities, installment, multi-family and residential mortgage loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The shift in the mix of interest-earning assets in a rising interest rate environment, mostly in commercial and industrial loans and leases, primarily specialty lending, and equity investment distributions, which are included in other interest income, drove a 17 basis point increase in the yield on interest-earning assets. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 52 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.2 billion ($1.9 billion average balance) of PPP loans yielding 4.95% and $7.1 billion ($6.3 billion average balance) of interest checking accounts costing 1.17%. Non-interest bearing demand deposits were $3.0 billion ($4.2 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three and nine months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.93% and 0.57% for the nine months ended September 30, 2022 and 2021, respectively.
Provision (benefit) for credit losses
The $21.2 million decrease in the provision for credit losses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily reflects the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.03% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Credit Risk), at September 30, 2022, compared to 1.65% at September 30, 2021. Net charge-offs for the three months ended September 30, 2022 were $18.5 million, or 47 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $7.1 million, or 17 basis points on an annualized basis, for the three months ended September 30, 2021. The increase in net charge-offs for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate loan that Customers has decided to exit and higher charge-offs for consumer installment loans.
The $18.3 million increase in the provision for credit losses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily reflects loan growth and deteriorating macroeconomic forecasts, partially offset by the sale of consumer installment loans to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. Net charge-offs for the nine months ended September 30, 2022 were $39.2 million, or 36 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $26.2 million, or 22 basis points of average loans and leases on an annualized basis, for the nine months ended September 30, 2021. The increase in net charge-offs for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate loan that Customers has decided to exit, and higher charge-offs for consumer installment loans and overdrawn deposit accounts.
The provision (benefit) for credit losses for the three and nine months ended September 30, 2022 also included a benefit to provision for credit losses of $0.2 million and a provision for credit losses of $0.3 million, respectively, on certain asset-backed securities included in our investment securities available for sale. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Non-interest income
The $34.6 million decrease in non-interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from $23.5 million in loss on sale of consumer installment loans to a third-party sponsored VIE, and decreases of $8.2 million in gain (loss) on sale of investment securities, $5.3 million in gain (loss) on sale of SBA and other loans and $1.6 million in mortgage warehouse transactional fees. These decreases were offset in part by increases of $1.9 million in commercial lease income, $1.5 million in bank-owned life insurance income and $1.1 million in loan fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

The $35.9 million decrease in non-interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from $23.5 million in loss on sale of consumer installment loans to a third-party sponsored VIE, and decreases of $37.7 million in gain (loss) on sale of investment securities, $5.7 million in gain (loss) on sale of SBA and other loans, $5.2 million in mortgage warehouse transactional fees, $3.5 million in unrealized gain (loss) on investment securities and $1.4 million in other non-interest income. These decreases were offset in part by $24.5 million of loss on cash flow hedge derivative terminations and $2.8 million of loss on sale of foreign subsidiaries for the nine months ended September 30, 2021, and increases of $7.3 million in bank-owned life insurance income, $3.9 million in commercial lease income and $3.2 million in loan fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Non-interest expense
The $3.8 million decrease in non-interest expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from $6.2 million in deposit relationship adjustment fees for the three months ended September 30, 2021, and decreases of $1.9 million in other non-interest expense, $1.7 million in technology, communication and bank operations, $0.6 million in professional services and $0.4 million in loan servicing. These decreases were offset in part by increases of $5.0 million in salaries and employee benefits, $1.5 million in commercial lease depreciation, $0.5 million in advertising and promotion and $0.2 million in FDIC assessments, non-income taxes, and regulatory fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The $13.5 million increase in non-interest expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from increases of $5.5 million in technology, communication and bank operations, $4.9 million in salaries and employee benefits, $4.2 million in loan servicing, $3.3 million in commercial lease depreciation, $2.1 million in occupancy and $1.0 million in professional services. These increases were offset in part by $6.2 million in deposit relationship adjustment fees for the nine months ended September 30, 2021, and decreases of $1.1 million in FDIC assessments, non-income taxes, and regulatory fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The merger and acquisition related expenses decreased $0.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as the divestiture of BMT was completed on January 4, 2021.
Income tax expense
Customers' effective tax rate from continuing operations was 21.9% for the three months ended September 30, 2022 compared to 23.8% for the three months ended September 30, 2021. The decrease in the effective tax rate primarily resulted from higher investment tax credits and death benefits from bank-owned life insurance policies for 2022 and a decrease in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes for 2021.
Customers' effective tax rate from continuing operations was 22.0% for the nine months ended September 30, 2022 compared to 22.7% for the nine months ended September 30, 2021. The decrease in the effective tax rate primarily resulted from higher investment tax credits and excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022, partially offset by the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021.
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
Customers had no loss from discontinued operations, net of income taxes for the three months ended September 30, 2022 and 2021 as the divestiture of BMT was completed on January 4, 2021.
Customers had no loss from discontinued operations, net of income taxes for the nine months ended September 30, 2022 compared to $38.0 million for the nine months ended September 30, 2021. The $38.0 million decrease primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the nine months ended September 30, 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.

Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $2.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. Preferred stock dividends were $6.5 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively.
On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three and nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2022.
On March 15, 2021, the Series D Preferred Stock became floating at three-month LIBOR plus 5.09%, compared to a fixed rate of 6.50%. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2022 and 2021. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2022			2021			2022 vs. 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$528,001	$2,949	2.22%	$1,279,983	$490	0.15%	$2,904	$(445)	$2,459
Investment securities (1)	3,770,922	30,546	3.24%	1,511,319	8,905	2.36%	4,320	17,321	21,641
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,064,730	64,753	5.07%	1,732,323	16,393	3.75%	7,481	40,879	48,360
Other commercial and industrial loans (2)	1,585,136	18,794	4.70%	1,292,297	12,259	3.76%	3,435	3,100	6,535
Commercial loans to mortgage companies	1,623,624	17,092	4.18%	2,658,020	21,065	3.14%	5,702	(9,675)	(3,973)
Multi-family loans	2,206,953	20,427	3.67%	1,443,846	13,259	3.64%	110	7,058	7,168
PPP loans	1,349,403	14,666	4.31%	5,778,367	117,102	8.04%	(38,624)	(63,812)	(102,436)
Non-owner occupied commercial real estate loans	1,372,244	15,595	4.51%	1,346,629	12,656	3.73%	2,694	245	2,939
Residential mortgages	513,694	5,008	3.87%	325,851	2,874	3.50%	331	1,803	2,134
Installment loans	1,938,199	44,122	9.03%	1,615,411	37,489	9.21%	(745)	7,378	6,633
Total loans and leases (3)	15,653,983	200,457	5.08%	16,192,744	233,097	5.71%	(25,078)	(7,562)	(32,640)
Other interest-earning assets	68,549	1,964	11.37%	49,780	359	2.86%	1,425	180	1,605
Total interest-earning assets	20,021,455	235,916	4.68%	19,033,826	242,851	5.06%	(19,000)	12,065	(6,935)
Non-interest-earning assets	492,911			705,514
Total assets	$20,514,366			$19,739,340
Liabilities
Interest checking accounts	$6,669,787	33,685	2.00%	$4,537,421	7,677	0.67%	21,030	4,978	26,008
Money market deposit accounts	5,789,991	24,348	1.67%	5,131,433	5,569	0.43%	17,979	800	18,779
Other savings accounts	625,908	1,818	1.15%	1,376,077	1,750	0.50%	1,380	(1,312)	68
Certificates of deposit	1,141,970	5,529	1.92%	614,404	919	0.59%	3,338	1,272	4,610
Total interest-bearing deposits (4)	14,227,656	65,380	1.82%	11,659,335	15,915	0.54%	45,259	4,206	49,465
Federal funds purchased	513,011	2,871	2.22%	—	—	—%	—	2,871	2,871
FRB PPP liquidity facility	—	—	—%	2,788,897	2,460	0.35%	—	(2,460)	(2,460)
Borrowings	874,497	8,633	3.92%	371,077	4,584	4.90%	(1,078)	5,127	4,049
Total interest-bearing liabilities	15,615,164	76,884	1.95%	14,819,309	22,959	0.62%	52,608	1,317	53,925
Non-interest-bearing deposits (4)	3,245,963			3,335,198
Total deposits and borrowings	18,861,127		1.62%	18,154,507		0.50%
Other non-interest-bearing liabilities	255,735			310,519
Total liabilities	19,116,862			18,465,026
Shareholders' equity	1,397,504			1,274,314
Total liabilities and shareholders' equity	$20,514,366			$19,739,340
Net interest income		159,032			219,892		$(71,608)	$10,748	$(60,860)
Tax-equivalent adjustment (5)		334			290
Net interest earnings		$159,366			$220,182
Interest spread			3.06%			4.56%
Net interest margin			3.16%			4.58%
Net interest margin tax equivalent (5)			3.16%			4.59%
Net interest margin tax equivalent, excluding PPP loans (6)			3.18%			3.24%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.48% and 0.42% for the three months ended September 30, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended September 30, 2022 and 2021, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the three months ended September 30, 2022 and 2021, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
Net interest income decreased $60.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as interest income from PPP loans decreased due to lower levels of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, primarily in specialty lending. Average interest-earning assets increased by $987.6 million, primarily related to increases in commercial and industrial loans and leases, primarily specialty lending, investment securities, multi-family, installment and residential mortgage loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. Up until late 2021, the commercial loans to mortgage companies trend had been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021, and into 2022 with rising interest rates.
The NIM decreased by 143 basis points to 3.16% for the three months ended September 30, 2022 from 4.59% for the three months ended September 30, 2021 resulting primarily from lower PPP loan forgiveness and a shift in the mix of interest-bearing liabilities in a rising interest rate environment, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The lower level of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, drove a 38 basis point decrease in the yield on interest-earning assets and contributed to the NIM decrease. The decrease in NIM was offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment, mostly in commercial and industrial loans and leases, primarily specialty lending. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 133 basis point increase in the cost of interest-bearing liabilities and also contributed to the NIM decrease for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.2 billion ($1.3 billion average balance) of PPP loans yielding 4.31% and $7.1 billion ($6.7 billion average balance) of interest checking accounts costing 2.00%. Non-interest bearing demand deposits were $3.0 billion ($3.2 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 1.62% and 0.50% for the three months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022 vs. 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$595,305	$4,197	0.94%	$1,034,923	$980	0.13%	$3,811	$(594)	$3,217
Investment securities (1)	3,969,809	76,283	2.56%	1,461,070	25,211	2.30%	3,154	47,918	51,072
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	3,963,180	127,304	4.29%	1,560,615	43,658	3.74%	7,294	76,352	83,646
Other commercial and industrial loans (2)	1,496,772	46,768	4.18%	1,357,028	38,631	3.81%	3,949	4,188	8,137
Commercial loans to mortgage companies	1,785,495	46,713	3.50%	2,837,549	65,925	3.11%	7,514	(26,726)	(19,212)
Multi-family loans	1,863,915	51,506	3.69%	1,560,565	44,120	3.78%	(1,065)	8,451	7,386
PPP loans	1,946,651	72,132	4.95%	5,515,819	197,071	4.78%	6,786	(131,725)	(124,939)
Non-owner occupied commercial real estate loans	1,331,037	40,551	4.07%	1,354,745	38,637	3.81%	2,599	(685)	1,914
Residential mortgages	482,263	13,586	3.77%	348,369	9,486	3.64%	349	3,751	4,100
Installment loans	1,881,160	128,013	9.10%	1,470,024	101,294	9.21%	(1,225)	27,944	26,719
Total loans and leases (3)	14,750,473	526,573	4.77%	16,004,714	538,822	4.50%	31,300	(43,549)	(12,249)
Other interest-earning assets	62,955	8,673	NM (7)	62,205	1,834	3.94%	6,817	22	6,839
Total interest-earning assets	19,378,542	615,726	4.25%	18,562,912	566,847	4.08%	23,791	25,088	48,879
Non-interest-earning assets	526,437			632,202
Total assets	$19,904,979			$19,195,114
Liabilities
Interest checking accounts	$6,286,224	55,059	1.17%	$3,584,223	19,929	0.74%	15,291	19,839	35,130
Money market deposit accounts	5,128,270	36,545	0.95%	4,811,540	17,278	0.48%	18,053	1,214	19,267
Other savings accounts	732,801	3,359	0.61%	1,415,595	6,227	0.59%	208	(3,076)	(2,868)
Certificates of deposit	710,130	6,910	1.30%	646,257	3,792	0.78%	2,715	403	3,118
Total interest-bearing deposits (4)	12,857,425	101,873	1.06%	10,457,615	47,226	0.60%	42,058	12,589	54,647
Federal funds purchased	416,344	4,374	1.40%	29,286	15	0.07%	2,568	1,791	4,359
FRB PPP liquidity facility	—	—	—%	3,525,560	9,229	0.35%	—	(9,229)	(9,229)
Borrowings	783,644	20,896	3.57%	659,334	18,997	3.85%	(1,465)	3,364	1,899
Total interest-bearing liabilities	14,057,413	127,143	1.21%	14,671,795	75,467	0.69%	54,964	(3,288)	51,676
Non-interest-bearing deposits (4)	4,206,778			3,016,837
Total deposits and borrowings	18,264,191		0.93%	17,688,632		0.57%
Other non-interest-bearing liabilities	250,783			295,752
Total liabilities	18,514,974			17,984,384
Shareholders' equity	1,390,005			1,210,730
Total liabilities and shareholders' equity	$19,904,979			$19,195,114
Net interest income		488,583			491,380		$(31,173)	$28,376	$(2,797)
Tax-equivalent adjustment (5)		843			871
Net interest earnings		$489,426			$492,251
Interest spread			3.32%			3.51%
Net interest margin			3.37%			3.54%
Net interest margin tax equivalent (5)			3.38%			3.55%
Net interest margin tax equivalent, excluding PPP loans (6)			3.27%			3.17%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 0.80% and 0.47% for the nine months ended September 30, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the nine months ended September 30, 2022 and 2021, presented to approximate interest income as a taxable asset. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

(6)Non-GAAP tax-equivalent basis, as described in note (5) for the nine months ended September 30, 2022 and 2021, excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
(7)Not Meaningful. Average yield on other interest-earning assets for the nine months ended September 30, 2022 was 18.42% primarily due to $6.4 million of equity investment distributions.
Net interest income decreased $2.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as interest income from PPP loans decreased due to lower levels of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, primarily in specialty lending. Average interest-earning assets increased by $815.6 million, primarily related to increases in commercial and industrial loans and leases, primarily specialty lending, investment securities, installment, multi-family and residential mortgage loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. Up until late 2021, the commercial loans to mortgage companies trend had largely been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021, and into 2022 with rising interest rates.
The NIM decreased by 17 basis points to 3.38% for the nine months ended September 30, 2022 from 3.55% for the nine months ended September 30, 2021 resulting primarily from a shift in the mix of interest-bearing liabilities in a rising interest rate environment, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The shift in the mix of interest-earning assets in a rising interest rate environment, mostly in commercial and industrial loans and leases, primarily specialty lending, and equity investment distributions, which are included in other interest income, drove a 17 basis point increase in the yield on interest-earning assets. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 52 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $1.2 billion ($1.9 billion average balance) of PPP loans yielding 4.95% and $7.1 billion ($6.3 billion average balance) of interest checking accounts costing 1.17%. Non-interest bearing demand deposits were $3.0 billion ($4.2 billion average balance). PPPLF borrowings costing 0.35% were fully repaid during the three and nine months ended September 30, 2021. Customers' total cost of funds, including non-interest bearing deposits was 0.93% and 0.57% for the nine months ended September 30, 2022 and 2021, respectively.
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
A reconciliation of net interest margin tax equivalent and net interest margin tax equivalent, excluding PPP loans for the three and nine months ended September 30, 2022 and 2021 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net interest income (GAAP)	$159,032	$219,892	$488,583	$491,380
Tax-equivalent adjustment	334	290	843	871
Net interest income tax equivalent (Non-GAAP)	159,366	220,182	489,426	492,251
Loans receivable, PPP net interest income	(9,632)	(112,005)	(63,193)	(182,632)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$149,734	$108,177	$426,233	$309,619

Average total interest-earning assets (GAAP)	$20,021,455	$19,033,826	$19,378,542	$18,562,912
Average PPP loans	(1,349,403)	(5,778,367)	(1,946,651)	(5,515,819)
Adjusted average total interest-earning assets (Non-GAAP)	$18,672,052	$13,255,459	$17,431,891	$13,047,093

Net interest margin (GAAP)	3.16%	4.58%	3.37%	3.54%
Net interest margin tax equivalent (Non-GAAP)	3.16%	4.59%	3.38%	3.55%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.18%	3.24%	3.27%	3.17%

PROVISION (BENEFIT) FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a benefit to provision for credit losses on loans and leases during the three months ended September 30, 2022, which resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. Customers recorded a benefit to provision for credit losses of $7.8 million for loans and leases and a provision for credit losses of $0.3 million for lending-related commitments, respectively, for the three months ended September 30, 2022. Customers recorded a provision for credit losses of $13.2 million and $0.7 million for loans and leases and lending-related commitments, respectively, for the three months ended September 30, 2021. Net charge-offs for the three months ended September 30, 2022 were $18.5 million, or 47 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $7.1 million, or 17 basis points of average loans and leases on an annualized basis, for the three months ended September 30, 2021. The increase in net charge-offs for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate loan that Customers has decided to exit and higher charge-offs for consumer installment loans.
Customers recorded $31.6 million and $0.8 million of provision for credit losses for loans and leases and lending-related commitments, respectively, for the nine months ended September 30, 2022, which resulted primarily from loan growth and deteriorating macroeconomic forecasts, partially offset by the sale of consumer installment loans to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. Customers recorded $13.5 million of provision for credit losses for loans and leases and $0.5 million of credit or release of the reserve for lending-related commitments, respectively, for the nine months ended September 30, 2021. Net charge-offs for the nine months ended September 30, 2022 were $39.2 million, or 36 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $26.2 million, or 22 basis points of average loans and leases on an annualized basis, for the nine months ended September 30, 2021. The increase in net charge-offs for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate loan that Customers has decided to exit, higher charge-offs for consumer installment loans and overdrawn deposit accounts.
For more information about the provision and ACL and our loss experience on loans and leases, see “Credit Risk” and “Asset Quality” herein.
The provision (benefit) for credit losses for the three and nine months ended September 30, 2022 also included a benefit to provision for credit losses of $0.2 million and a provision for credit losses of $0.3 million, respectively, on certain asset-backed securities included in our investment securities available for sale. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interchange and card revenue	$72	$83	$(11)	(13.3)%	$172	$252	$(80)	(31.7)%
Deposit fees	989	994	(5)	(0.5)%	2,893	2,748	145	5.3%
Commercial lease income	7,097	5,213	1,884	36.1%	19,584	15,729	3,855	24.5%
Bank-owned life insurance	3,449	1,988	1,461	73.5%	13,722	6,432	7,290	113.3%
Mortgage warehouse transactional fees	1,545	3,100	(1,555)	(50.2)%	5,443	10,612	(5,169)	(48.7)%
Gain (loss) on sale of SBA and other loans	106	5,359	(5,253)	(98.0)%	3,155	8,834	(5,679)	(64.3)%
Loss on sale of consumer installment loans	(23,465)	—	(23,465)	NM	(23,465)	—	(23,465)	NM
Loan fees	3,008	1,909	1,099	57.6%	8,171	5,015	3,156	62.9%
Mortgage banking income	125	425	(300)	(70.6)%	779	1,274	(495)	(38.9)%
Gain (loss) on sale of investment securities	(2,135)	6,063	(8,198)	(135.2)%	(6,227)	31,441	(37,668)	(119.8)%
Unrealized gain (loss) on investment securities	(259)	—	(259)	NM	(738)	2,720	(3,458)	(127.1)%
Loss on sale of foreign subsidiaries	—	—	—	NM	—	(2,840)	2,840	(100.0)%
Unrealized gain (loss) on derivatives	563	524	39	7.4%	2,348	2,622	(274)	(10.5)%
Loss on cash flow hedge derivative terminations	—	—	—	NM	—	(24,467)	24,467	(100.0)%
Other	(112)	(72)	(40)	55.6%	(910)	504	(1,414)	(280.6)%
Total non-interest income	$(9,017)	$25,586	$(34,603)	(135.2)%	$24,927	$60,876	$(35,949)	(59.1)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.9 million increase in commercial lease income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
The $3.9 million increase in commercial lease income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.5 million increase in bank-owned life insurance income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 resulted from an increase in cash surrender value of the policies and death benefits paid by insurance carriers under the policies.
The $7.3 million increase in bank-owned life insurance income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted from the increases in cash surrender value of the policies and death benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $1.6 million decrease in mortgage warehouse transactional fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 and 2023 comparable to 2021, given the lower mortgage banking activity in a rising interest rate environment that is expected to continue into 2023.

The $5.2 million decrease in mortgage warehouse transactional fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2022 and 2023 comparable to 2021, given the lower mortgage banking activity in a rising interest rate environment that is expected to continue into 2023.
Gain (loss) on sale of SBA and other loans
The $5.3 million decrease in gain on sale of SBA and other loans for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects a gain on sale of a commercial lease as compared to $5.4 million in gain on sales of $103.9 million of consumer installment loans and a decrease in sales of SBA loans. There were no SBA loan sales in the three months ended September 30, 2022, compared to sales of $11.9 million of SBA loans in the three months ended September 30, 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 and 2023 comparable to 2021, given the significant uncertainty in the capital markets that is expected to continue into 2023.
The $5.7 million decrease in gain on sale of SBA and other loans for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects $3.2 million in gain on sales of SBA loans and a commercial lease as compared to $8.8 million in gain on sales of $130.9 million of consumer installment loans and a decrease in sales of SBA loans. There were $31.8 million of SBA loan sales in the nine months ended September 30, 2022, compared to $47.6 million of SBA loans in the nine months ended September 30, 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2022 and 2023 comparable to 2021, given the significant uncertainty in the capital markets that is expected to continue into 2023.
Loss on sale of consumer installment loans
The $23.5 million increase in loss on sale of consumer installment loans for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects $23.5 million of loss on sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
The $23.5 million increase in loss on sale of consumer installment loans for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects $23.5 million of loss on sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Loan fees
The $1.1 million increase in loan fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
The $3.2 million increase in loan fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
Gain (loss) on sale of investment securities
The $8.2 million decrease in gain on sale of investment securities for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects the net losses realized from the sale of $126.6 million in AFS debt securities during the three months ended September 30, 2022 compared to the gains realized from the sale of $258.4 million in AFS debt securities during the three months ended September 30, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 and 2023 comparable to 2021, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
The $37.7 million decrease in gain on sale of investment securities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects the net losses realized from the sale of $681.6 million in AFS debt securities during the nine months ended September 30, 2022 compared to the gains realized from the sale of $666.0 million in AFS debt securities during the nine months ended September 30, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2022 and 2023 comparable to 2021, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.

Unrealized gain (loss) on investment securities
The $0.3 million increase in unrealized loss on investment securities for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily reflects the unrealized loss on CRA-qualified mutual fund shares for the three months ended September 30, 2022. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million in June 2021.
The $3.5 million decrease in unrealized gain on investment securities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflects decreases in the net unrealized gains in CRA-qualified mutual fund shares and equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for the nine months ended September 30, 2021.
Loss on sale of foreign subsidiaries
The $2.8 million decrease in loss on sale of foreign subsidiaries for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in June 2021.
Loss on cash flow hedge derivative terminations
The $24.5 million decrease in loss on cash flow hedge derivative terminations for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings during the nine months ended September 30, 2021 because the hedged forecasted transactions were no longer probable of occurring.
Other non-interest income
The $40 thousand decrease in other non-interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from decreases in SERP income due to changes in capital markets and gains from the sales of commercial lease assets.
The $1.4 million decrease in other non-interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from decreases in SERP income due to changes in capital markets and gains from the sales of commercial lease assets, partially offset by an increase in other customer fees.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Salaries and employee benefits	$31,230	$26,268	$4,962	18.9%	$83,171	$78,262	$4,909	6.3%
Technology, communication and bank operations	19,588	21,281	(1,693)	(8.0)%	66,394	60,887	5,507	9.0%
Professional services	6,269	6,871	(602)	(8.8)%	20,640	19,630	1,010	5.1%
Occupancy	2,605	2,704	(99)	(3.7)%	9,934	7,807	2,127	27.2%
Commercial lease depreciation	5,966	4,493	1,473	32.8%	16,460	13,199	3,261	24.7%
FDIC assessments, non-income taxes and regulatory fees	2,528	2,313	215	9.3%	6,530	7,634	(1,104)	(14.5)%
Loan servicing	3,851	4,265	(414)	(9.7)%	10,563	6,402	4,161	65.0%
Advertising and promotion	762	302	460	152.3%	1,430	1,176	254	21.6%
Merger and acquisition related expenses	—	—	—	NM	—	418	(418)	(100.0)%
Loan workout	217	198	19	9.6%	358	39	319	817.9%
Deposit relationship adjustment fees	—	6,216	(6,216)	(100.0)%	—	6,216	(6,216)	(100.0)%
Other	3,182	5,098	(1,916)	(37.6)%	10,730	11,089	(359)	(3.2)%
Total non-interest expense	$76,198	$80,009	$(3,811)	(4.8)%	$226,210	$212,759	$13,451	6.3%
Salaries and employee benefits
The $5.0 million increase in salaries and employee benefits for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from $1.4 million in severance, an increase in average full-time equivalent team members needed for future growth, annual merit increases and commissions, offset in part by a decrease in stock based compensation.
The $4.9 million increase in salaries and employee benefits for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from $1.4 million in severance, an increase in average full-time equivalent team members needed for future growth and annual merit increases, offset in part by decreases in incentives and stock based compensation and compensation expense associated with an executive's retirement and other one-time benefits during the nine months ended September 30, 2021.
Technology, communication, and bank operations
The $1.7 million decrease in technology, communication, and bank operations expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from decreases in deposit servicing fees and interchange maintenance fees paid to BM Technologies due to lower deposits and debit card transactions, partially offset by $1.0 million increase in software licenses and fees paid for software as a service.
The $5.5 million increase in technology, communication, and bank operations expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from an increase in deposit servicing fees paid to BM Technologies due to higher deposits and $2.3 million increase in software licenses and fees paid for software as a service, offset in part by a decrease in interchange maintenance fees paid to BM Technologies due to lower debit card transactions.
Customers incurred expenses of $13.0 million and $15.1 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the three months ended September 30, 2022 and 2021, respectively. Customers incurred expenses of $46.7 million and $43.0 million to BM Technologies under the deposit servicing agreement during the nine months ended September 30, 2022 and 2021, respectively. The deposit servicing agreement was scheduled to expire on December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. For additional information refer to NOTE 17 — SUBSEQUENT EVENTS in Customers' unaudited consolidated financial statements. As of September 30, 2022 and December 31, 2021, Customers held $1.6 billion and $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by June 30, 2023. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
Professional services
The $0.6 million decrease in professional services for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a decrease in outside professional services used to support the PPP loan forgiveness process, partially offset by higher legal fees.
The $1.0 million increase in professional services for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in outside professional services used to support the PPP loan forgiveness process.
Occupancy
The $0.1 million decrease in occupancy for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to decreases in depreciation and amortization and maintenance of bank premises and equipment, partially offset by an increase in impairment of ROU assets, bank premises and equipment related to consolidation of office locations.
The $2.1 million increase in occupancy for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to impairment charges of $1.4 million for ROU assets, bank premises and equipment related to consolidation of branch locations and other offices and increased depreciation and amortization during the nine months ended September 30, 2022.
Commercial lease depreciation
The $1.5 million increase in commercial lease depreciation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
The $3.3 million increase in commercial lease depreciation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $0.2 million increase in FDIC assessments, non-income taxes, and regulatory fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from higher FDIC assessment rates. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by 2 basis points for all insured depository institutions beginning in 2023.
The $1.1 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from a decrease in FDIC assessment rates. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by 2 basis points for all insured depository institutions beginning in 2023.
Loan servicing
The $0.4 million decrease in loan servicing for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from lower PPP forgiveness, partially offset by the growth in consumer installment loans and residential mortgages.
The $4.2 million increase in loan servicing for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from the growth in consumer installment loans and residential mortgages, partially offset by lower PPP forgiveness.
Advertising and promotion
The $0.5 million increase in advertising and promotion for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from increased spending on advertising agencies and media.

The $0.3 million increase in advertising and promotion for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from increased spending on advertising agencies and media.
Deposit relationship adjustment fees
The $6.2 million decrease in deposit relationship adjustment fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract during the three months ended September 30, 2021.
The $6.2 million decrease in deposit relationship adjustment fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract during the nine months ended September 30, 2021.
Other non-interest expense
The $1.9 million decrease in other non-interest expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from a decrease in loan origination expenses associated with the latest round of PPP loan originations, litigation settlement of $1.2 million in the three months ended September 30, 2021 and a decrease in a provision or addition to the reserve for unfunded commitments. A provision or addition to the reserve for unfunded commitments for the three months ended September 30, 2022 was $0.3 million, compared to a provision or addition to the reserve for unfunded commitments of $0.7 million for the three months ended September 30, 2021.
The $0.4 million decrease in other non-interest expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from a decrease in loan origination expenses associated with the latest round of PPP loan originations and litigation settlement of $1.2 million in the nine months ended September 30, 2021, partially offset by an increase in the reserve for unfunded commitments. A provision or addition to the reserve for unfunded commitments for the nine months ended September 30, 2022 was $0.8 million, compared to a credit or release of the reserve for unfunded commitments of $0.5 million for the nine months ended September 30, 2021.
INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Income before income tax expense	$81,811	$152,305	$(70,494)	(46.3)%	$255,450	$325,961	$(70,511)	(21.6)%
Income tax expense	17,899	36,263	(18,364)	(50.6)%	56,127	73,947	(17,820)	(24.1)%
Effective tax rate	21.88%	23.81%			21.97%	22.69%

The $18.4 million decrease in income tax expense for the three months ended September 30, 2022, when compared to the same period in the prior year, primarily resulted from a decrease in pre-tax income. The decrease in the effective tax rate for the three months ended September 30, 2022, when compared to the same period in the prior year, primarily resulted from higher investment tax credits and death benefits from bank-owned life insurance policies for 2022 and a decrease in compensation expense associated with an executive's retirement that exceeded the limit for tax deduction purposes for 2021.
The $17.8 million decrease in income tax expense for the nine months ended September 30, 2022, when compared to the same period in the prior year, primarily resulted from a decrease in pre-tax income. The decrease in effective tax rate for nine months ended September 30, 2022, when compared to the same period in the prior year, primarily resulted from higher investment tax credits and excess tax benefits on vesting of restricted stock units and death benefits from bank-owned life insurance policies for 2022, partially offset by the recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021.
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
The table below presents the loss from discontinued operations, net of income taxes for the three and nine months ended September 30, 2022 and 2021.

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
Customers had no loss from discontinued operations, net of income taxes for the three months ended September 30, 2022 and 2021 as the divestiture of BMT was completed on January 4, 2021.
Loss from discontinued operations, net of income taxes decreased $38.0 million for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021 primarily due to restricted stock awards in BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards during the nine months ended September 30, 2021.
In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $13.0 million and $15.1 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the three months ended September 30, 2022 and 2021, respectively. Customers incurred expenses of $46.7 million and $43.0 million to BM Technologies under the deposit servicing agreement for the nine months ended September 30, 2022 and 2021, respectively. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Refer to NOTE 17 — SUBSEQUENT EVENTS for additional information. As of September 30, 2022 and December 31, 2021, Customers held $1.6 billion and $1.8 billion of deposits serviced by BM Technologies, which are expected to leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements for additional information.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $2.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. Preferred stock dividends were $6.5 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively.
On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million was included as a loss on redemption of preferred stock in the consolidated statement of income for the three and nine months ended September 30, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2022. Refer to "NOTE 12 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information.

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

Financial Condition
General
Total assets were $20.4 billion at September 30, 2022. This represented a $792.6 million increase from total assets of $19.6 billion at December 31, 2021. The increase in total assets was primarily driven by increases of $3.6 billion in loans and leases receivable and $886.3 million in investment securities held to maturity, partially offset by decreases of $2.1 billion in loans receivable, PPP, $873.5 million in investment securities, at fair value, $715.2 million in loans receivable, mortgage warehouse, at fair value and $113.6 million in cash and cash equivalents.
Total liabilities were $19.0 billion at September 30, 2022. This represented a $771.9 million increase from $18.2 billion at December 31, 2021. The increase in total liabilities primarily resulted from increases of $744.5 million in total deposits and $290.0 million in federal funds purchased, partially offset by decreases of $200.0 million in FHLB advances and $99.6 million in other borrowings.
The following table presents certain key condensed balance sheet data as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021	Change	% Change
Cash and cash equivalents	$404,465	$518,032	$(113,567)	(21.9)%
Investment securities, at fair value	2,943,694	3,817,150	(873,456)	(22.9)%
Investment securities held to maturity	886,294	—	886,294	NM
Loans held for sale	5,224	16,254	(11,030)	(67.9)%
Loans receivable, mortgage warehouse, at fair value	1,569,090	2,284,325	(715,235)	(31.3)%
Loans receivable, PPP	1,154,632	3,250,008	(2,095,376)	(64.5)%
Loans and leases receivable	12,607,742	9,018,298	3,589,444	39.8%
Allowance for credit losses on loans and leases	(130,197)	(137,804)	7,607	(5.5)%
Bank-owned life insurance	336,130	333,705	2,425	0.7%
Other assets	408,575	305,611	102,964	33.7%
Total assets	20,367,621	19,575,028	792,593	4.0%
Total deposits	17,522,438	16,777,924	744,514	4.4%
Federal funds purchased	365,000	75,000	290,000	NM
FHLB advances	500,000	700,000	(200,000)	(28.6)%
Other borrowings	123,515	223,086	(99,571)	(44.6)%
Subordinated debt	181,882	181,673	209	0.1%
Accrued interest payable and other liabilities	287,855	251,128	36,727	14.6%
Total liabilities	18,980,690	18,208,811	771,879	4.2%
Total shareholders’ equity	1,386,931	1,366,217	20,714	1.5%
Total liabilities and shareholders’ equity	$20,367,621	$19,575,028	$792,593	4.0%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $41.5 million and $35.2 million at September 30, 2022 and December 31, 2021, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $362.9 million and $482.8 million at September 30, 2022 and December 31, 2021, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits from December 31, 2021 primarily resulted from recent deposits that were deployed into higher interest-earning assets.

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
At September 30, 2022, investment securities, at fair value totaled $2.9 billion compared to $3.8 billion at December 31, 2021. The decrease in investment securities primarily resulted from the sale of $681.6 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations and corporate notes, the transfer of certain agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations totaling $500.2 million to investment securities held to maturity in June 2022, maturities, calls and principal repayments totaling $408.0 million and a decline in the fair value of AFS debt securities, or unrealized losses of $213.5 million due to changes in market interest rates, partially offset by the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations and corporate notes totaling $929.8 million for the nine months ended September 30, 2022.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $0.3 million on certain asset-backed securities included in our investment securities during the nine months ended September 30, 2022. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Investment securities held to maturity
At September 30, 2022, investment securities held to maturity totaled $886.3 million from the transfer of $500.2 million in AFS debt securities, primarily agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations in June 2022 and $400.0 million of asset-backed securities investment in a VIE in connection with the sale of consumer installment loans, partially offset by maturities, calls and principal repayments totaling $13.6 million for the nine months ended September 30, 2022.
On September 30, 2022, Customers sold $521.8 million of consumer installment loans inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. As part of these sales, the Customers recognized a loss on sale of $23.5 million in loss on sale of consumer installment loans within non-interest income in the consolidated statement of income. Customers provided financing to the purchaser for a portion of the sale price in the form of $400.0 million of asset-backed securities collateralized by the sold loans. Customers accounts for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
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

	September 30, 2022
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.50%	5.50%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.45	1.45
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.09	2.09
Private label collateralized mortgage obligations	—	—	—	2.30	2.30
Weighted-average yield	—%	—%	—%	2.24%	2.24%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando, Florida and Wilmington, North Carolina. The portfolio of loans to mortgage companies is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multi-family/commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
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
As of September 30, 2022, Customers had $13.4 billion in commercial loans outstanding, totaling approximately 87.5% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $12.4 billion, comprising approximately 85.3% of its total loan and lease portfolio at December 31, 2021. Included in the $13.4 billion and $12.4 billion in commercial loans outstanding as of September 30, 2022 and December 31, 2021, respectively, were $1.2 billion and $3.3 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million. The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized, including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers' sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability. Customers' SBA Lending includes digital small balance 7(a) lending.

Customers' Specialty Banking includes lending to mortgage companies, equipment finance, warehouse lending, healthcare lending, real estate specialty finance, lender finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its Specialty Banking, which included fund finance, technology and venture capital banking and financial institutions in 2021 to further build its franchise and support the growth of its commercial lending. Customers' lender finance and fund finance provide secured and variable rate financing to private debt funds and private equity funds, respectively, and cash management services to the alternative investment industry. Customers' lender finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers' fund finance vertical provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds. Customers' technology and venture capital banking provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms.
Customers' lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2022 and December 31, 2021, commercial loans to mortgage companies totaled $1.6 billion and $2.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of September 30, 2022 and December 31, 2021, Customers had $520.0 million and $378.7 million, respectively, of equipment finance loans outstanding. As of September 30, 2022 and December 31, 2021, Customers had $145.6 million and $146.5 million of equipment finance leases outstanding, respectively. As of September 30, 2022 and December 31, 2021, Customers had $188.6 million and $117.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $54.0 million and $40.7 million, respectively.
Customers had been deemphasizing its multi-family loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multi-family run-off. Customers began to grow the multi-family loan portfolio in late 2021. Customers' multi-family lending group is focused on retaining a portfolio of high-quality multi-family loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multi-family property, plus an assignment of all leases related to such property. As of September 30, 2022, Customers had multi-family loans of $2.3 billion outstanding, comprising approximately 14.8% of the total loan and lease portfolio, compared to $1.5 billion, or approximately 10.2% of the total loan and lease portfolio, at December 31, 2021.
Customers, directly or through fintech partnerships and acquisitions, had $1.2 billion and $3.3 billion of PPP loans outstanding as of September 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2022, Customers had $1.9 billion in consumer loans outstanding, or 12.5% of the total loan and lease portfolio, compared to $2.1 billion, or 14.7% of the total loan and lease portfolio, as of December 31, 2021.

Purchases and sales of loans were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Purchases (1)
Loan receivable, PPP	$—	$602,175	$—	$1,223,662
Residential real estate	15,067	—	170,022	—
Personal installment (2)	47,778	—	123,785	109,142
Other installment (2)	74,969	50,001	74,969	56,708
Total	$137,814	$652,176	$368,776	$1,389,512
Sales (3)
Specialty lending	$2,200	$—	$2,200	$—
Other commercial and industrial (4)	—	6,176	22,880	35,166
Multi-family	—	—	2,879	19,443
Commercial real estate owner occupied (4)	—	5,728	8,960	12,426
Commercial real estate non-owner occupied	—	—	—	18,366
Residential real estate	—	14,549	—	42,735
Personal installment (5)	500,001	103,897	500,001	132,715
Total	$502,201	$130,350	$536,920	$260,851
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.9% and 99.2% of the loans' unpaid principal balance for the three months ended September 30, 2022 and 2021, respectively. The purchase price was 98.7% and 101.0% of the loans' unpaid principal balance for the nine months ended September 30, 2022 and 2021, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2022 and 2021, loan sales resulted in net losses of $23.4 million and net gains of $5.8 million, respectively, included in gain (loss) on sale of SBA and other loans and loss on sale of consumer installment loans (refer to (5) below) in the consolidated statements of income. For the nine months ended September 30, 2022 and 2021, loan sales resulted in net gains of $19.7 million and $10.1 million, respectively.
(4)Primarily sales of SBA loans.
(5)On September 30, 2022, Customers sold $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Loans Held for Sale
The composition of loans held for sale as of September 30, 2022 and December 31, 2021 was as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Commercial loans:
Multi-family loans, at lower of cost or fair value	$4,108	$—
Total commercial loans held for sale	4,108	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	609	15,747
Total consumer loans held for sale	1,116	16,254
Loans held for sale	$5,224	$16,254
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Loans and leases receivable, mortgage warehouse, at fair value	$1,569,090	$2,284,325
Loans receivable, PPP	1,154,632	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,103,974	2,403,991
Other commercial and industrial	1,203,829	1,020,792
Multi-family	2,263,268	1,486,308
Commercial real estate owner occupied	726,670	654,922
Commercial real estate non-owner occupied	1,263,211	1,121,238
Construction	136,133	198,981
Total commercial loans and leases receivable	10,697,085	6,886,232
Consumer:
Residential real estate	465,772	334,730
Manufactured housing	46,990	52,861
Installment:
Personal	1,056,432	1,392,862
Other	341,463	351,613
Total consumer loans receivable	1,910,657	2,132,066
Loans and leases receivable	12,607,742	9,018,298
Allowance for credit losses on loans and leases	(130,197)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,201,267	$14,414,827
(1)Includes direct finance equipment leases of $145.6 million and $146.5 million at September 30, 2022 and December 31, 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(21.0) million and $(52.0) million at September 30, 2022 and December 31, 2021, respectively.
Loans receivable, PPP
Customers had $1.2 billion and $3.3 billion of PPP loans outstanding as of September 30, 2022 and December 31, 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $14.7 million and $72.1 million for the three and nine months ended September 30, 2022, respectively. Customers recognized interest income, including origination fees, of $117.1 million and $197.1 million for the three and nine months ended September 30, 2021, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.6 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively.

On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of September 30, 2022, Customers had an outstanding loan balance with the borrower of $6.0 million in an unsecured working capital loan that was fully guaranteed by an affiliate of the primary shareholder of the borrower. Customers' loan to the borrower subject to a master repurchase agreement secured by first lien residential mortgages was fully repaid during the three months ended September 30, 2022.
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
The provision (benefit) for credit losses on loans and leases was a benefit to provision for credit losses of $7.8 million and a provision for credit losses of $13.2 million for the three months ended September 30, 2022 and 2021, respectively. The provision for credit losses on loans and leases was $31.6 million and $13.5 million for the nine months ended September 30, 2022 and 2021, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value and PPP loans) was $130.2 million, or 1.03% of loans and leases receivable, excluding PPP loans, at September 30, 2022 and $137.8 million, or 1.53% of loans and leases receivable, excluding PPP loans, at December 31, 2021. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans. Net charge-offs were $18.5 million for the three months ended September 30, 2022, an increase of $11.4 million compared to the same period in 2021. Net charge-offs were $39.2 million for the nine months ended September 30, 2022, an increase of $13.0 million compared to the same period in 2021. The increase in net charge-offs was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate loan that Customers has decided to exit, higher charge-offs for consumer installment loans and overdrawn deposit accounts. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Please refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of September 30, 2022 and December 31, 2021 is set forth below.

(dollars in thousands)	September 30, 2022	December 31, 2021
Loans and leases receivable (GAAP)	$13,762,374	$12,268,306
Less: Loans receivable, PPP	1,154,632	3,250,008
Loans and leases held for investment, excluding PPP (Non-GAAP)	$12,607,742	$9,018,298

ACL for loans and leases (GAAP)	$130,197	$137,804

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.03%	1.53%

The tables below present changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (2)	Multi-family	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2022
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Charge-offs (1)	(2,657)	—	—	(4,862)	—	—	—	(13,965)	(21,484)
Recoveries (1)	76	—	—	31	10	13	—	2,857	2,987
Provision (benefit) for credit losses on loans and leases	6,631	4,479	1,475	7,283	425	(138)	402	(28,393)	(7,836)
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197
Nine Months Ended September 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (1)	(3,235)	(1,990)	—	(5,025)	—	(4)	—	(35,681)	(45,935)
Recoveries (1)	1,129	337	49	43	226	58	—	4,889	6,731
Provision (benefit) for credit losses on loans and leases	4,535	11,420	2,958	10,104	696	3,016	204	(1,336)	31,597
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2022	(0.17)%	—%	—%	(1.59)%	0.02%	0.01%	—%	(2.27)%	(0.58)%
Nine Months Ended September 30, 2022	(0.06)%	(0.12)%	0.01%	(0.58)%	0.17%	0.02%	—%	(2.19)%	(0.48)%

(amounts in thousands)	Commercial and industrial (2)	Multi-family	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2021
Ending Balance, June 30, 2021	$8,127	$5,028	$4,464	$7,374	$2,643	$2,299	$4,372	$91,129	$125,436
Charge-offs (1)	(516)	—	(524)	(943)	—	(79)	—	(6,693)	(8,755)
Recoveries (1)	400	—	474	—	3	25	—	749	1,651
Provision (benefit) for credit losses on loans and leases	2,849	(631)	(797)	944	(1,760)	(333)	38	12,854	13,164
Ending Balance, September 30, 2021	$10,860	$4,397	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496
Nine Months Ended September 30, 2021
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (1)	(1,153)	(1,132)	(666)	(943)	—	(129)	—	(27,338)	(31,361)
Recoveries (1)	945	—	483	69	122	47	—	3,479	5,145
Provision (benefit) for credit losses on loans and leases	(1,171)	(7,091)	(5,712)	(11,203)	(5,107)	(1,983)	(780)	46,583	13,536
Ending Balance, September 30, 2021	$10,860	$4,397	$3,617	$7,375	$886	$1,912	$4,410	$98,039	$131,496

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2021	(0.02)%	—%	(0.03)%	(0.32)%	0.01%	(0.08)%	—%	(1.48)%	(0.36)%
Nine Months Ended September 30, 2021	(0.01)%	(0.10)%	(0.04)%	(0.10)%	0.10%	(0.04)%	—%	(2.19)%	(0.46)%
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(2)Includes specialty lending.
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
Asset Quality at September 30, 2022

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,307,803	$6,300,457	$2,658	$610	$4,078	$—	$4,078	0.06%	0.06%
Multi-family	2,263,268	2,262,110	—	—	1,158	—	1,158	0.05%	0.05%
Commercial real estate owner occupied	726,670	724,357	115	—	2,198	—	2,198	0.30%	0.30%
Commercial real estate non-owner occupied	1,263,211	1,262,887	324	—	—	—	—	—%	—%
Construction	136,133	136,133	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	10,697,085	10,685,944	3,097	610	7,434	—	7,434	0.07%	0.07%
Residential	465,772	457,619	1,715	—	6,438	35	6,473	1.38%	1.39%
Manufactured housing	46,990	41,727	1,826	853	2,584	11	2,595	5.50%	5.52%
Installment	1,397,895	1,371,444	19,603	—	6,848	—	6,848	0.49%	0.49%
Total consumer loans receivable	1,910,657	1,870,790	23,144	853	15,870	46	15,916	0.83%	0.83%
Loans and leases receivable (1)	12,607,742	12,556,734	26,241	1,463	23,304	46	23,350	0.18%	0.19%
Loans receivable, PPP (2)	1,154,632	1,154,632	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,569,090	1,569,090	—	—	—	—	—	—%	—%
Total loans held for sale	5,224	609	—	—	4,615	—	4,615	88.34%	88.34%
Total portfolio	$15,336,688	$15,281,065	$26,241	$1,463	$27,919	$46	$27,965	0.18%	0.18%

Asset Quality at September 30, 2022 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,307,803	$4,078	$15,131	0.24%	371.04%
Multi-family	2,263,268	1,158	14,244	0.63%	1,230.05%
Commercial real estate owner occupied	726,670	2,198	6,220	0.86%	282.98%
Commercial real estate non-owner occupied	1,263,211	—	11,332	0.90%	—%
Construction	136,133	—	1,614	1.19%	—%
Total commercial loans and leases receivable	10,697,085	7,434	48,541	0.45%	652.96%
Residential	465,772	6,438	5,453	1.17%	84.70%
Manufactured housing	46,990	2,584	4,482	9.54%	173.45%
Installment	1,397,895	6,848	71,721	5.13%	1,047.33%
Total consumer loans receivable	1,910,657	15,870	81,656	4.27%	514.53%
Loans and leases receivable (1)	12,607,742	23,304	130,197	1.03%	558.69%
Loans receivable, PPP (2)	1,154,632	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,569,090	—	—	—%	—%
Total loans held for sale	5,224	4,615	—	—%	—%
Total portfolio	$15,336,688	$27,919	$130,197	0.85%	466.34%
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
(2)    The tables exclude PPP loans of $1.2 billion, of which $274.4 million were 30-59 days past due and $178.2 million were 60 days or more past due as of September 30, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
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
A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at September 30, 2022, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loans and leases receivable (GAAP)	$15,336,688	$15,281,065	$26,241	$1,463	$27,919	$46	$27,965	0.18%	0.18%
Less: Loans receivable, PPP (1)	1,154,632	1,154,632	—	—	—	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$14,182,056	$14,126,433	$26,241	$1,463	$27,919	$46	$27,965	0.20%	0.20%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loans and leases receivable (GAAP)	$15,336,688	$27,919	$130,197	0.85%	466.34%
Less: Loans receivable, PPP (1)	1,154,632	—	—	—%	—%
Loans receivable, excluding loans receivable, PPP (Non-GAAP)	$14,182,056	$27,919	$130,197	0.92%	466.34%
(1)    Loans and leases receivable include PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $15.3 billion at September 30, 2022 compared to $14.6 billion at December 31, 2021, and $27.9 million, or 0.18% of loans and leases, were non-performing at September 30, 2022 compared to $49.6 million, or 0.34% of loans and leases, at December 31, 2021. The loan and lease portfolio was supported by an ACL of $130.2 million (466.34% of NPLs and 0.85% of total loans and leases) and $137.8 million (277.72% of NPLs and 0.95% of total loans and leases), at September 30, 2022 and December 31, 2021, respectively.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through digital banking, our white label relationship, deposit brokers, listing services and other relationships. In 2021, Customers began accepting non-interest bearing demand deposits from new customers for the TassatPay instant blockchain payments platform. Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of September 30, 2022 and December 31, 2021, Customers Bank held $1.9 billion of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payment platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account established for the CBIT instant payment platform had an outstanding balance of $50 thousand at September 30, 2022 and no outstanding balance at December 31, 2021.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	Change	% Change
Demand, non-interest bearing	$2,993,793	$4,459,790	$(1,465,997)	(32.9)%
Demand, interest bearing	7,124,663	6,488,406	636,257	9.8%
Savings, including MMDA	5,505,969	5,322,390	183,579	3.4%
Non-time deposits	15,624,425	16,270,586	(646,161)	(4.0)%
Time deposits	1,898,013	507,338	1,390,675	274.1%
Total deposits	$17,522,438	$16,777,924	$744,514	4.4%
Total deposits were $17.5 billion at September 30, 2022, an increase of $744.5 million, or 4.4%, from $16.8 billion at December 31, 2021. Time deposits increased by $1.4 billion, or 274.1%, to $1.9 billion at September 30, 2022, from $507.3 million at December 31, 2021, interest bearing demand deposits increased by $636.3 million or 9.8%, to $7.1 billion at September 30, 2022, from $6.5 billion at December 31, 2021 and savings, including MMDA increased by $183.6 million, or 3.4%, to $5.5 billion at September 30, 2022, from $5.3 billion at December 31, 2021. These increases were partially offset by a decrease in non-interest bearing demand deposits of $1.5 billion, or 32.9%, to $3.0 billion at September 30, 2022 from $4.5 billion at December 31, 2021, primarily due to a transfer by a customer participating in CBIT to a MMDA during the three months ended September 30, 2022.
Total deposits at September 30, 2022 and December 31, 2021 include $1.6 billion and $1.8 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement, which are expected to leave Customers Bank by June 30, 2023. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. For additional information refer to NOTE 17 — SUBSEQUENT EVENTS in Customers' unaudited consolidated financial statements.
The total amount of estimated uninsured deposits totaled $12.5 billion and $12.1 billion at September 30, 2022 and December 31, 2021, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $1.7 billion and $259.0 million at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, the Bank had $61.1 million in state and municipal deposits to which it had pledged $61.4 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.

Short-term debt
Short-term debt at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$700,000	0.26%
Federal funds purchased	365,000	3.23%	75,000	0.05%
Total short-term debt	$365,000		$775,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at September 30, 2022 and December 31, 2021 were as follows.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—
(1)    Amounts reported in the above table include long-term advances from FHLB of $250 million with a fixed rate of 3.44%, maturity of June 2024 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and $250 million with a fixed rate of 3.30% and maturity of June 2027.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Total maximum borrowing capacity with the FHLB	$3,560,959	$2,973,635
Total maximum borrowing capacity with the FRB (1)	2,557,704	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	7,543,384	3,594,339
(1) Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. During the three months ended September 30, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at September 30, 2022 and December 31, 2021.

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022	December 31, 2021
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,753	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,762	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,515	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,539	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,343	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,882	$181,673
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
SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	34,948	34,722	226	0.7%
Additional paid in capital	549,066	542,391	6,675	1.2%
Retained earnings	898,511	705,732	192,779	27.3%
Accumulated other comprehensive income (loss), net	(156,126)	(4,980)	(151,146)	NM
Treasury stock	(77,262)	(49,442)	(27,820)	56.3%
Total shareholders' equity	$1,386,931	$1,366,217	$20,714	1.5%
Shareholders’ equity increased $20.7 million, or 1.5%, to $1.4 billion at September 30, 2022 when compared to shareholders' equity of $1.4 billion at December 31, 2021. The increase primarily resulted from an increase of $192.8 million in retained earnings, which was partially offset by a decrease of $151.1 million in accumulated other comprehensive income (loss), net and an increase of $27.8 million in treasury stock.
The increase in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2022.
The increase in retained earnings resulted from net income of $199.3 million, partially offset by preferred stock dividends of $6.5 million for the nine months ended September 30, 2022.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $213.5 million in the fair value of AFS debt securities and income tax effect of $55.5 million due to changes in market interest rates, partially offset by reclassification of $9.3 million in net losses and income tax effect of $2.4 million resulting from the sales of AFS debt securities during the nine months ended September 30, 2022.

On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 664,145 shares of its common stock for $27.8 million pursuant to the Share Repurchase Program during the nine months ended September 30, 2022. Refer to "NOTE 12 – SHAREHOLDERS' EQUITY" to Customers' unaudited consolidated financial statements for additional information on the repurchase of common shares.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.3 million and $0.8 million during the three and nine months ended September 30, 2022, respectively, resulting in an ACL of $2.9 million as of September 30, 2022. Customers had an ACL on unfunded lending-related commitments of $2.1 million as of December 31, 2021.
Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of September 30, 2022. These obligations and commitments include the transfer of deposits serviced by BM Technologies under the deposit service agreement, described further below under cash flows from discontinued operations, which are expected to leave Customers Bank on the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers repaid $100.0 million of the 3.950% senior notes that matured in June 2022. Refer to "NOTE 9 – LEASES", "NOTE 10 – DEPOSITS" and "NOTE 11 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of September 30, 2022, Customers' borrowing capacity with the FHLB was $3.6 billion, of which $500.0 million was utilized in borrowings and $61.4 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2021, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $700.0 million was utilized in borrowings and $475.3 million of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2022 and December 31, 2021, Customers' borrowing capacity with the FRB was $2.6 billion and $183.1 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of September 30, 2022, Customers had $1.2 billion of PPP loans outstanding, which are eligible for forgiveness by the federal government. As of September 30, 2022 and December 31, 2021, Customers had no borrowings under the PPPLF. No new advances are available from the PPPLF after July 30, 2021.

Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of September 30, 2022 and December 31, 2021, Customers Bank held $1.9 billion of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payment platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $50 thousand at September 30, 2022 and no outstanding balance at December 31, 2021.
The table below summarizes Customers' cash flows from continuing operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) continuing operating activities	$275,022	$274,524	$498	0.2%
Net cash provided by (used in) continuing investing activities	(1,085,108)	(80,875)	(1,004,233)	NM
Net cash provided by (used in) continuing financing activities	696,519	187,842	508,677	270.8%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(113,567)	$381,491	$(495,058)	(129.8)%
Cash flows provided by (used in) continuing operating activities
Cash provided by continuing operating activities of $275.0 million for the nine months ended September 30, 2022 resulted from net income from continuing operations of $199.3 million, net non-cash operating adjustments of $42.7 million, a decrease in accrued interest receivable and other assets of $16.9 million and an increase in accrued interest payable and other liabilities of $16.1 million.
Cash provided by continuing operating activities of $274.5 million for the nine months ended September 30, 2021 resulted from net income from continuing operations of $252.0 million, an increase in accrued interest payable and other liabilities of $136.3 million and a decrease of $45.6 million in accrued interest receivable and other assets, partially offset by net non-cash operating adjustments of $159.4 million.
Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $1.1 billion for the nine months ended September 30, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.6 billion, purchases of investment securities available for sale of $929.8 million, purchases of loans of $368.8 million and purchases of leased assets under lessor operating leases of $86.8 million, partially offset by proceeds from sales of investment securities available for sale of $681.6 million, proceeds from net repayments of mortgage warehouse loans of $678.9 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $408.0 million and proceeds from sales of loans and leases of $136.9 million, which included the cash proceeds of the sale of $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans.
Cash used in continuing investing activities of $80.9 million for the nine months ended September 30, 2021 primarily resulted from purchases of investment securities available for sale of $1.4 billion, purchases of PPP and other loans of $1.4 billion and purchases of bank-owned life insurance of $46.5 million, partially offset by proceeds from net repayments of mortgage warehouse loans of $1.1 billion, proceeds from sales of investment securities available for sale of $666.0 million, a net decrease in loans and leases, excluding mortgage warehouse loans of $521.3 million primarily from PPP loan forgiveness, proceeds from sales of loans and leases of $260.9 million, proceeds from maturities, calls and principal repayments of investment securities available for sale of $258.4 million and net proceeds from sale of FHLB, FRB, and other restricted stock of $14.2 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $696.5 million for the nine months ended September 30, 2022 primarily resulted from a net increase in deposits of $744.5 million, proceeds from long-term borrowed funds from the FHLB of $500.0 million, a net increase in federal funds purchased of $290.0 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $700.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes in June 2022 and purchases of treasury stock of $27.8 million.

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
Cash flows from discontinued operations
Customers Bancorp completed the divestiture of BMT on January 4, 2021. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. For additional information refer to NOTE 17 — SUBSEQUENT EVENTS in Customers' unaudited consolidated financial statements. As of September 30, 2022 and December 31, 2021, Customers held $1.6 billion and $1.8 billion of deposits serviced by BM Technologies, respectively, which are expected to leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers will originate consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, which is renewable annually. For additional information refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' unaudited consolidated financial statements.
The table below summarizes Customers' cash flows from discontinued operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
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
In first quarter 2020, U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2022 and December 31, 2021, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,447,890	9.845%	$661,804	4.500%	N/A	N/A	$1,029,472	7.000%
Customers Bank	$1,676,998	11.420%	$660,807	4.500%	$954,499	6.500%	$1,027,922	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,585,683	10.782%	$882,405	6.000%	N/A	N/A	$1,250,073	8.500%
Customers Bank	$1,676,998	11.420%	$881,076	6.000%	$1,174,768	8.000%	$1,248,191	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,838,179	12.499%	$1,176,540	8.000%	N/A	N/A	$1,544,208	10.500%
Customers Bank	$1,856,955	12.646%	$1,174,768	8.000%	$1,468,460	10.000%	$1,541,883	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,585,683	7.650%	$829,133	4.000%	N/A	N/A	$829,133	4.000%
Customers Bank	$1,676,998	8.099%	$828,289	4.000%	$1,035,361	5.000%	$828,289	4.000%
As of December 31, 2021:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of September 30, 2022, the Bank and the Bancorp were in compliance with the Basel III requirements. See "NOTE 13 – REGULATORY CAPITAL" to Customers' unaudited consolidated financial statements for additional discussion regarding regulatory capital requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending September 30, 2023 and December 31, 2022, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2022 and December 31, 2021. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment on September 30, 2022, current market interest rates were decreased immediately by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending September 30, 2023 and December 31, 2022, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	September 30, 2022	December 31, 2021
Up 3%	8.1%	16.0%
Up 2%	5.5%	10.8%
Up 1%	2.1%	5.7%
Down 1%	(5.2)%	N/A
Down 2%	(8.3)%	N/A
Down 3%	(13.3)%	N/A
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at September 30, 2022, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment on September 30, 2022, current market interest rates were decreased immediately by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2022 and December 31, 2021, resulting from shocks to interest rates.

	From Base
Rate Shocks	September 30, 2022	December 31, 2021
Up 3%	(18.2)%	100.7%
Up 2%	(11.4)%	79.8%
Up 1%	(6.0)%	51.5%
Down 1%	(8.6)%	N/A
Down 2%	(39.1)%	N/A
Down 3%	(61.1)%	N/A
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
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2022.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2022, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 16 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2021 Form 10-K. There are no material changes from the risk factors included within the 2021 Form 10-K, except for the risk factors involving third-party service providers as discussed below. The risks described within the 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major technology and business process functions, such as data processing, loan servicing and deposit processing systems to third-party service providers. If we do not effectively select, implement and monitor our outsourcing relationships, or if the third-party service providers do not adequately perform their services or are unable to continue to provide services to us as a result of their own operational or technological limitations or financial or other difficulties, our operations may be materially and adversely affected. While we select third-party service providers carefully, we do not control their operations and if they encounter difficulties, including disruptions in communications, failures to handle current or increased transaction volumes, cyberattacks, security breaches, data corruption or similar events, our ability to operate effectively may be adversely affected. Certain of our third-party service providers have experienced performance issues, including a vendor that was engaged to assist us in servicing PPP loans and has since filed for Chapter 11 bankruptcy protection. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us. In addition, the termination of third-party software licenses or service agreements on which any of our information technology and telecommunications systems are based, or other disruption in our relationships with third-party service providers, could adversely affect our operations, and securing replacement licenses and/or engaging alternative third-party service providers and integrating the related technology and services into our systems could result in increased costs and operational difficulties.
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
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program will extend for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three and nine months ended September 30, 2022 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	66,255	$56.11	66,255	2,641,282
February 1 - February 28, 2022	—	—	—	2,641,282
March 1 - March 31, 2022	49,069	52.85	49,069	2,592,213
April 1 - April 30, 2022	—	—	—	2,592,213
May 1 - May 31, 2022	548,821	39.19	548,821	2,043,392
June 1 - June 30, 2022	—	—	—	2,043,392
July 1 - July 31, 2022	—	—	—	2,043,392
August 1 - August 31, 2022	—	—	—	2,043,392
September 1 - September 30, 2022	—	—	—	2,043,392
Total	664,145	$41.89	664,145	2,043,392
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 7, 2022, Customers agreed to extend the deposit servicing agreement with BM Technologies related to $1.6 billion of deposits serviced by BM Technologies and held by the Bank as of September 30, 2022 to the earlier of BM Technologies' successful completion of the transfer of the deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date.
The foregoing summary of the First Amendment to Deposit Processing Services Agreement, dated November 7, 2022, by and between the Bank and BM Technologies is not complete and is qualified in its entirety by reference to the full text of this agreement, which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

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

10.1		First Amendment to Deposit Processing Services Agreement, dated November 7, 2022, by and between Customers Bank and BM Technologies, Inc.

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 8, 2022	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 8, 2022	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)