Form 10-K
period 2022-12-31
Customers Bancorp, Inc.
filed 2023-02-28
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,032,069,330 as of June 30, 2022, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 24, 2023, 31,601,910 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
•inflation, interest rate, securities market and monetary fluctuations;
•continued volatility in the credit and equity markets and its effect on the general economy;
•our ability to attract and retain deposits and other sources of liquidity;
•our ability to raise additional funding in the capital markets, if necessary, to fund our operations and business plan;
•changes in the financial performance and/or condition of our borrowers or depositors;
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

•costs and effects of legal and regulatory oversight and legal developments, including the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines, restrictions on our business activities or reputational damage;
•our ability to identify borrowers and make loans at terms that are favorable to us;
•our ability to attract and retain qualified personnel;
•the phasing out of London interbank offered rate, or LIBOR, as a benchmark reference rate, and the transition to an alternative reference interest rate, including methodologies for calculating the rate that are different from the LIBOR methodology and changed language for existing and new floating or adjustable rate contracts or securities;
•timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;
•our ability to execute our digital distribution strategy;
•changes in consumer spending, borrowing and saving habits;
•technological changes, including acceptance and success of CBIT, a blockchain-based instant B2B payments platform, which is subject to a variety of factors that are difficult to evaluate;
•our ability to successfully implement our growth strategy, control expenses and maintain liquidity;
•system failures or cybersecurity incidents or other breaches of our network security;
•our ability to engage third-party service providers and the ability of our third-party service providers to adequately perform their services;
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
•our ability to manage the risks of change in our loan mix;
•our ability to manage the risks inherent in our consumer loan and mortgage portfolios;
•shareholder and analyst ratings and sentiment, and the effects they may have on the price at which our securities trade;
•our ability to identify potential candidates for, and consummate, acquisition or investment transactions;
•constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for those opportunities;
•the impact of COVID-19 and its variants on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our customers;
•the impact of COVID-19 and its variants on our team members and our ability to provide services to our customers and respond to their needs;
•our ability to manage servicing, processing forgiveness, and guarantee submissions of PPP loans; and
•any reputation, credit, interest rate, market, operational, litigation, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above.
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

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for sale
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BRRP	Bonus Recognition and Retention Program
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Code	U.S. Internal Revenue Code of 1986, as Amended
Commission	United States Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund

Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ	United States Department of Justice
ECOA	Equal Credit Opportunity Act
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ESG	Environmental, Social and Governance commitments
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	The United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	U.S. Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interest-Only GNMA Securities	Interest-Only Government National Mortgage Association Securities
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility
MOU	Memorandum of Understanding
NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPL	Non-Performing Loan
NYSE	New York Stock Exchange

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAB	SEC Staff Accounting Bulletin
SAG	Special Assets Group
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs
VIE	Variable Interest Entity
VOE	Voting Interest Entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as "Customers" herein. The Bank is a digital-forward financial institution that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch branch-light strategy that serves its customers through a single-point-of-contact private banking strategy with a focus on community banking businesses including commercial and industrial and commercial real estate loans (to borrowers in Pennsylvania, New Jersey, New York City, New England and other geographies), multifamily lending, SBA lending and residential mortgage lending. The Bank also serves specialty niche businesses nationwide, including its specialty lending, commercial loans to mortgage companies and commercial equipment financing. The Bank offers digital banking to commercial and consumer businesses nationwide, including Banking-as-a-Service to fintech companies, payments and treasury services such as CBITTM to businesses, and consumer loans through relationships with fintech companies. In 2021, Customers Bank launched CBIT on the TassatPayTM blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals.
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the divestiture. BankMobile was a division of Customers Bank, which offered state-of-the-art high-tech digital banking services to consumers, students and the "under banked" nationwide, along with Banking-as-a-Service offerings with white label partners. The main sources of BankMobile’s revenue were from interchange income from its digital checking and savings accounts, deposit servicing fees from sourcing and servicing deposits, digital checking and savings account fees, and subscription fees paid by colleges and universities for disbursement services. BMT's historical financial results for periods prior to the divestiture are reflected in Customers Bancorp’s results of operations as discontinued operations. Customers Bancorp's results of operations for the year ended December 31, 2020 included the financial results of BankMobile. As a result of the divestiture, Customers' interchange income, deposit account fees and subscription fees decreased during the year ended December 31, 2021. Customers' non-interest expenses, such as salaries and employee benefits, technology, professional services, merger and acquisition related expenses, and other non-interest expenses including reimbursements from the white label relationship associated with BMT also decreased during the year ended December 31, 2021. In connection with the divestiture, Customers also entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $57.0 million and $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in income from continuing operations during the years ended December 31, 2022 and 2021, respectively. Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies as of December 31, 2022 and 2021, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party.

Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Southeastern Pennsylvania (Bucks, Berks, Chester and Philadelphia Counties); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida and Wilmington, North Carolina and other locations. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multifamily loans and residential mortgage loans. In addition, on a national level, the Bank also provides SBA lending and financing to specialty banking businesses such as specialty lending, commercial loans to mortgage companies and commercial equipment financing. The Bank also offers digital banking to commercial and consumer businesses nationwide, including Banking-as-a-Service to fintech companies, payments and treasury services to businesses, and consumer loans through relationships with fintech companies. The Bank's specialty lending includes fund finance, real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers' fund finance provides secured and variable rate financing to private debt funds and private equity funds and cash management services to the alternative investment industry. Customers' technology and venture capital banking provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms. Customers' SBA lending also includes a digital small balance 7(a) lending. At December 31, 2022, Customers had total assets of $20.9 billion, including total loans and leases, net of the ACL of $15.7 billion, total deposits of $18.2 billion and shareholders’ equity of $1.4 billion. Included in total loans and leases was $1.0 billion of PPP loans at December 31, 2022.
Customers differentiates itself through its superior technology capabilities combined with a unique single-point-of-contact business strategy executed by very experienced management teams. Customers' strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and opportunistic value-added acquisitions. Customers identifies itself as a digital-forward thinking super community bank supported by high touch and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers' environmental, social and governance, or ESG practices, emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, large corporate clients, not-for-profit organizations and consumers.
The Bank’s lending activities are primarily funded by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service and its digital bank deposit offerings. In 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from customers participating in CBIT, respectively. The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021. Customers also creates franchise value through its disciplined approach to acquisitions, both in terms of identifying targets and structuring transactions. Enterprise risk management is an important part of the strategies Customers employs.

The management team of Customers consists of experienced banking executives led by its Chairman and CEO, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the CEO and Chairman of Sovereign Bancorp. Many other management team members have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets. On July 1 2021, Samvir ("Sam") Sidhu was named as the President and Chief Executive Officer of Customers Bank and the President of Customers Bancorp. Mr. Sam Sidhu joined Customers in 2020 as the Vice Chair and Chief Operating Officer of Customers Bank and the Head of Corporate Development of Customers Bancorp. Mr. Sam Sidhu, son of Mr. Jay Sidhu, was the founder and chief executive of Megalith Financial Corp. LLC, a NYSE-listed financial technology-based special purpose acquisition company. Prior to launching Megalith Financial Corp. LLC, Mr. Sam Sidhu worked at Providence Equity Partners and at Goldman Sachs. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintechs to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders' efforts to support small businesses during the COVID-19 pandemic through the SBA's PPP loans.
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
The deposits of the Bank are insured by the FDIC. The Bank’s home office is located at 40 General Warren Boulevard, Malvern, Pennsylvania 19355. The main telephone number is (610) 933-2000.
Executive Summary
Customers' Markets
Market Criteria
Customers looks to grow organically as well as through selective acquisitions opportunistically in its current and prospective markets. Customers believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers focuses on markets that it believes are characterized by some or all of the following:
•Attractive deposit bases;
•Population density;
•Concentration of business activity;
•Significant market share held by large banks;
•Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;
•Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;
•Potential for economic growth over time; and
•Management experience in the applicable markets.

Current Markets
Customers' target market is broadly defined as extending from Washington D.C. to Boston, Massachusetts roughly following Interstate 95. In 2021, Customers expanded its target market to include Texas, Florida, North Carolina and other geographies. In 2022, Customers completed the consolidation of five branches into other existing locations in Southern Pennsylvania, as well as the relocation of a branch in Berks County, Pennsylvania into the Bancorp headquarters and the relocation of the Bank headquarters that were previously announced in 2021. As of December 31, 2022, Customers had bank branches or LPOs serving businesses and consumers in the following locations:

Market	Offices	Type
Berks County, PA	2	Branch/LPO
Boston, MA	1	LPO
Chicago, IL	1	LPO
Dallas, TX	1	LPO
Mercer County, NJ	1	Branch/LPO
New York, NY	1	LPO
Jacksonville, FL	1	LPO
Philadelphia-Southeastern, PA	4	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Wilmington, NC	1	LPO
In addition to the above locations, Customers had 16 other locations with executive and administrative offices and LPOs serving mortgage companies and small businesses throughout the United States as of December 31, 2022.
Customers believes its target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and opportunistic acquisition strategies. Customers believes that digital delivery without geographic limitations is the future of retail banking.
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
Competitive Strengths
•Experienced and respected management team. An integral element of Customers' business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. During his tenure at Sovereign, Mr. Sidhu established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Head of Middle Market and Community Banking; and Lyle Cunningham, Chief Lending Officer and Head of Corporate and Specialty Banking; have over 30 years of experience. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings 30 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives.

•Digital-forward super community bank. On July 1, 2021, Mr. Sam Sidhu became the President and Chief Executive Officer of Customers Bank. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintechs to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders' efforts to support small businesses during the COVID-19 pandemic through the SBA's PPP loans. As a result, the executive management team undertook a complete rebranding to reposition Customers as a digital-forward super community bank that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. In 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. CBIT enables Customers to generate additional core deposits. Fueled by a digital-forward, super community bank hybrid business model, and the Bank's recent successes, Customers Bank launched other new commercial financial product lines and opened additional offices in key metro markets around the country, with a focus on the Southeast region.
•Unique Asset and Deposit Generation Strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending verticals as we expand into new markets across the country. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multifamily and commercial real estate product line that has been primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multifamily and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialty lending businesses, commercial loans to mortgage originators and installment loans originated directly or with third-party fintech companies. Customers has significantly expanded its lending and deposit gathering activities through its specialty lending verticals including fund finance (capital call lines and lender finance), real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers' commercial loans to mortgage originators is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage companies, Customers earns interest and fee income and generates core deposits. Customers' installment loan business is a national business in which Customers originates directly or purchases installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking product that generates core deposits nationally. Through the installment loans and digital, online savings banking product, Customers earns interest and generates core deposits. The digital-forward, super community bank hybrid business model enables Customers to earn interest income and generate core deposits.
•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and being selective with its consumer installment loans by focusing on prime borrowers (defined as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. Customers has also formed a Special Assets Group ("SAG") to manage classified and NPAs. As of December 31, 2022, only $30.7 million, or 0.19%, of the Bank's total loan portfolio was non-performing.
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

•Acquisition Expertise. The depth of Customers' management team and their experience successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers' team, which includes the acquisition and integration of over 35 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Additionally, management believes Customers' strengths in structuring transactions to limit its risk, its experience in the financial reporting and regulatory process related to troubled bank acquisitions, and its ongoing risk management expertise, particularly in problem loan workouts, collectively enable it to capitalize on the potential of the franchises it acquires. With Customers' depth of operational experience in connection with completing merger and acquisition transactions, it expects to be able to integrate and reposition acquired franchises cost-efficiently with a minimum disruption to customer relationships.
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
Segments
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the completion of the divestiture. BMT’s historical financial results for periods prior to the divestiture are reflected in Customers' consolidated financial statements as discontinued operations. Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income were combined with Customers' financial condition and results of operations as a single reportable segment. Refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services such as CBIT, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including specialty loans, commercial mortgage warehouse loans, multifamily and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and installment loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing and interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services.
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers' primary focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA and PPP loans), specialty lending, commercial loans to mortgage companies, multifamily and commercial real estate lending and commercial equipment financing, and
•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies and other market place lenders.
Commercial Lending
Customers' commercial lending activities are divided into six groups: Business Banking; Small and Middle Market Business Banking; Corporate and Specialty Banking; Multifamily and Commercial Real Estate Lending; Lending to Mortgage Banking Businesses; and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, stronger asset quality, lower interest-rate risk and higher productivity levels.
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
Customers' Corporate and Specialty Banking includes lending to mortgage banking businesses, commercial equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture and financial institutions group. Fund finance, which consists of capital call lines and lender finance verticals, provides secured and variable rate financing to the private debt funds and private equity funds and cash management services to the alternative investment industry. Customers' technology and venture capital banking provides loans to businesses with mission critical software products and recurring software revenues and funded by well-known venture capital firms.
The goal of commercial loans to mortgage banking businesses is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. Customers is continuously expanding its product offerings to mortgage companies to meet a wider array of business needs. During the years ended December 31, 2022 and 2021, Customers Bank funded $29.0 billion and $55.0 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers' Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2022 and 2021, Customers had $560.3 million and $378.7 million, respectively, of equipment finance loans outstanding. As of December 31, 2022 and 2021, Customers had $157.4 million and $146.5 million, respectively, of equipment finance leases outstanding. As of December 31, 2022 and 2021, Customers had $197.3 million and $117.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $52.6 million and $40.7 million, respectively.
The goal of Customers' multifamily and commercial real estate lending group is to manage a portfolio of high-quality multifamily and commercial real estate loans within Customers' covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multifamily property, plus an assignment of all leases related to such property. Customers had been deemphasizing its multifamily lending activities and focusing on growing relationship-based commercial real estate and commercial and industrial lending activities in the past few years. However, in late 2021, Customers began to increase its multifamily lending. Customers had $2.2 billion and $1.5 billion of multifamily loans outstanding as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, Customers Bank had $13.5 billion and $12.4 billion, respectively, in commercial loans outstanding, composing approximately 85.8% and 85.3%, respectively, of its total loan portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and loans receivable, PPP. During the years ended December 31, 2022 and 2021, the Bank originated $7.0 billion and $2.7 billion, respectively, of commercial and industrial loans and leases, exclusive of multifamily loan originations, loans to mortgage originators via warehouse facilities and PPP loans.

Paycheck Protection Program
On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the CAA was signed into law, which provided $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provided small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships and purchases. Customers had $1.0 billion and $3.3 billion of PPP loans outstanding as of December 31, 2022 and 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
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
Customers Bank has a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, Customers is offering an “Affordable Mortgage Product." This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers' assessment areas.
Customers also originates and purchases installment loans to be held for investment or to be held for sale through arrangements with third-party fintech companies. Customers performs extensive due-diligence procedures on existing and potential fintech partners and only originates and purchases loans that meet its defined credit parameters, which includes but is not limited to minimum FICO scores and debt to income ratios. As part of its due-diligence process, Customers reviews loan level data, historical performance of the asset and distribution of credit and loss information. Customers does not originate or purchase installment loans to be held for investment or to be held for sale that are considered sub-prime at the time of origination, which Customers considers to be those with FICO scores below 660.
As of December 31, 2022 and 2021, Customers had $2.2 billion and $2.1 billion, respectively, in consumer loans outstanding (including consumer loans held for investment and held for sale), comprising 14.2% and 14.7%, respectively, of Customers' total loan portfolio. During the years ended December 31, 2022 and 2021, Customers purchased $481.0 million and $371.0 million of consumer loans, respectively.
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

Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Customers also focuses on niche businesses as a source of lower-cost core deposits, including property management and mortgage banking businesses, title and escrow funds, health savings accounts, and Section 1031 of the IRS exchange deposits. Using its "high-tech, high-touch" model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market accounts and certificates of deposits obtained through listing services and borrowings from the FRB and FHLB as a source of funding. These funding sources offer attractive funding costs in comparison to traditional sources of funding given the current interest-rate environment.
In 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from new customers participating in CBIT, respectively. The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021.
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

Customers Bank's CBIT on the TassatPay blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments. If a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve's FedNow Service, a virtual real time payment system for banks, to be launched in mid-2023) we could lose these deposits. Even if we are otherwise able to grow and maintain our deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, new technologies, such as the blockchain and tokenized payment technologies used by CBIT, could require us to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including fintech companies.
ESG
ESG considerations are integrated across our business and incorporated into the policies and principles that govern how we operate. We continuously seek to address some of the practical challenges in balancing short term and long term business trade offs to ensure that our stakeholders and shareholders prosper together. Our approach to ESG management includes promoting sound corporate governance, effective risk management and controls, investing in our team members and cultivating a diverse and inclusive workforce and flexible work environment, supporting and strengthening the communities in which we live, work and serve, and operating our business in a way that demonstrates our dedication to environmental sustainability. Giving back and leading with dignity are the cornerstones of our culture and identity. Our ESG program is managed by a dedicated management ESG committee, which reports to and is subject to the oversight of the ESG Committee of our Board of Directors.
Human Capital
Our vision is to be recognized as an outstanding financial services company dedicated to providing exceptional value, service and convenience as part of an overall effortless banking experience. We focus on doing what is best for all our stakeholders, including our shareholders, customers, team members, partners, and the communities in which we work and live. Our success is vitally linked to our ability to consistently attract, develop, and retain a diverse pool of highly qualified and engaged team members who are also committed to delivering on our corporate and cultural strategies. We are committed to creating a positive and productive environment in which our team members are healthy, resilient, high performing and happy at work. We do this by optimizing our workforce, developing our leaders and team members and creating a safe environment.
Team Member Profile
The following table describes the composition of our workforce on December 31, 2022 and 2021:

	December 31,
Team Members	2022	2021
Full-time Team Members	665	636
Part-time Team Members	3	5
Total Team Members	668	641

Women	53%	54%
Minorities	17%	19%
Our voluntary turnover remains below 14% for the third year in a row.
Talent Acquisition
Our demand for highly qualified candidates increases as our business grows. We recruit nationally and are currently located across 30 states. We strive to recruit top talent by utilizing best in class sourcing tools and strategies as well as leveraging referrals from our team members to build a talent pool that differentiates us from our competitors and supports the business strategies which include digitization and technology advancement. In 2022, 157 new team members were hired in several different lines of business including revenue generating, cyber security, compliance, and shared service areas of the company. Our talent acquisition efforts continue to focus on attracting top talent that aligns with our Diversity, Equity, Inclusion, and Belonging ("DEIB") initiatives. Our Talent Acquisition team collaborates closely with managers and leadership to ensure diverse pools of candidates are considered by posting positions to diversity job boards. We attract talented individuals with a combination of competitive pay and benefits.

As our business continues to evolve, so does the way we need to attract talent to achieve future success. We continue to make strides in effective external candidate engagement by improving messaging and our employer brand. From an employer brand perspective, we continue to strengthen our external perception by increasing our presence on social media and our Career website page.
Internship Program – Investing in Early Careers
We have developed and implemented an enhanced 10-week internship program to offer a route into banking for exceptional talent. The program offers our interns hands on experience in their role, including, collaboration on team projects, assisting on streamlining tasks and processes, and participating in a “Fundamentals of Banking” speaker series with senior leaders from all areas of the organization. With this session being the first cohort since pre-pandemic programs, we created a competitive selection process focusing on interns from universities within our markets that are currently majoring in programs that are aligned with the areas of the Bank in which they are stationed. The long-term goal for the program is to build a talent pipeline that can be transitioned into full-time, high contributing team members upon graduation. By providing these individuals with enhanced learning experiences via networking, team building, and on the job training opportunities, we believe these individuals will be prepared to succeed in both their internships and potential roles within our company. This pilot program set the framework for future internship programs, and due to the feedback and overall success of the first cohort, the program will expand in 2023 into additional business units within our company.

Learning and Professional Development
We remain committed to building a learning organization by driving learning through technology and creating an engaging, personalized and varied learner experience accessible to all team members, at every stage of their career.
We offer a variety of programs to help team members learn new skills, establish and meet personalized development goals, take on new roles and become better leaders. Our performance management program is an interactive practice that engages team members through performance reviews, goal setting and on-going feedback from managers to their team members. In addition, we developed a career mapping process for several business areas that identified the leadership competencies and KSAs (Knowledge, Skills and Abilities) needed to advance and support an increasingly digital strategy with an emphasis on the four Q’s: Emotional Intelligence ("EQ"), Adaptability ("AQ"), Technical Skills and Knowledge ("IQ"), and Cultural Intelligence ("CQ").
Learning Initiatives:
•Our Learning & Development Program, CUBI University, allows all team members to participate in a self-paced blended learning approach with curriculums that emphasize our culture and values. We focus on continuous improvement by empowering team members to upskill, reskill, and grow professionally by leveraging best in class digital platforms, podcasts, digital learning events and recommended articles. Additionally, in support of our team members’ educational goals, we provide tuition assistance to team members pursuing higher education.
•New Digital Learning Platform was launched offering online training and access to a digital library of over 16,000 courses and a broad range of learning solutions. Team members have access to business, design, and technology courses to help them develop critical competencies and key leadership attributes. The new learning platform offers a tremendous potential for managers and team members to create development plans as part of the performance review process.
•Digital Transformation Office Lunch & Learns were hosted to educate and train team members on automated processes and procedures on digital platforms across our footprints.
•Customers Bank Executive Leadership Program was designed and developed for high potential, high performing team members to connect and learn live and on-demand with globally renowned luminaries focused on the following areas: Performance and Well-being; Leadership and Management; Growth and Innovation; and Impact, Equity, and Sustainability.
•Manager Training Enhancements:
◦Managers’ Minutes, a targeted email communication intended as a monthly resource of timely ideas, tips, and best practices in management on a variety of topics important to leading in today’s workplace.
◦New Manager Assimilation training was developed and implemented in the fall of 2022 for all new managers and leaders within the organization. This initiative allowed team members and managers to engage in a constructive workshop designed to help team members familiarize themselves with their manager or leader and increase transparency on triumphs and challenges within their team, in a format that provides psychological safety to those involved in the session.

Team Member Engagement
2022 was a year devoted to understanding how to successfully transition back to the office in a hybrid model that continues to align with our business strategy and culture during changing times. During the transition we put the health and safety of our team members first while balancing consistent presence with flexibility. We continued to focus on our customers, deliver what we promise, and promote an environment where our team members felt connected, supported and valued.
We recognize that our team members' physical and mental health and well-being is incredibly important, deserving of both protection and promotion. We emphasize individual responsibility in terms of personal health but consider health management to be an integral part of our culture. We are committed to providing programs and measures to promote our team members’ health and well-being in the workplace.
Team Member Engagement Initiatives:
•Award winning Wellness Program:
◦For the fourth consecutive year, Customers Bank was named one of the Healthiest Employers by the Philadelphia Business Journal and received first place for medium sized companies.
◦We strive to create a culture of wellness by engaging and positively impacting each team member. Our robust wellness program offers a variety of challenges, workshops, webinars, and health coaching sessions.
◦The program focuses on overall well-being: physical, mental, emotional, and financial. The wellness program has a multi-tiered reward system in which wellness points are awarded to team members for their participation.
◦Total number of team members participating in the program was 273, with 135 successfully completing the program.
•Corporate Trainer – In first quarter 2022, in person and online sessions with a personal trainer were rolled out throughout the company. Team members who were interested in participating, were given an initial assessment to tailor a program to their specific needs. Programs included body relaxation, body muscle recovery, light pain management, and strengthening exercises. Total number of team members who participated was 129.
•Day of Learning – Team members are granted up to eight hours of paid time off to participate in an educational course, seminar, or class.
•Matching Gift Program recognizes the need for individual and corporate support of charitable organizations. For this reason, we will match the financial contributions of active team members up to $500 annually.
•Community Service Day – Team members can earn up to eight hours paid time off for participating in a qualifying event of community service.
•Team Member Referral Program was refreshed and relaunched in second quarter 2022. The program is a strategy and initiative that monetarily rewards team members for successfully referring highly qualified candidates for open positions. We offer three referral bonus reward levels to team members who submit qualified referrals who are subsequently hired. We hired a total of 55 new team members through the Team Member Referral Program in 2022.
•United Way – We continue to encourage team members to support their local United Way, which provides significant support to the communities in which they live and work. We continue to match team member contributions dollar for dollar. Team members who contributed at a certain level were eligible for additional paid time off.
•Blood Drive – We sponsor an Adopt a Day blood drive through the local blood center several times a year. This allows more flexibility for team members to sign up and donate the “Gift of Life.” Participating team members are awarded two hours of additional community service paid time off and earn wellness points toward the wellness program.
•EQ Assessment & Coaching – EQ is one of the four cultural pillars that we highly value within our team member base. Through 2022, we have continued to provide team members the opportunity to receive an EQ assessment from our leadership and EQ coach, who has been a valuable resource to us for nearly a decade and continues to support our team member population by providing assessments on EQ and coaching participants based on the quantitative data received from their assessments.

•Juneteenth – Federal holiday commemorating the emancipation of enslaved African Americans has been incorporated into the Bank holidays.
•Digital Feedback Tool – Team members need to be heard, included, recognized, and cared for and provided with positive leadership to promote a productive and engaging working environment. We utilize a feedback software tool to foster continuous feedback by surveying our team members on a periodic basis on subject matters relating to their work environment, managers, work life balance and overall engagement. Additionally, to further increase team member engagement and increase knowledge of our benefit offerings, we added a user-friendly educational tool to support our annual benefits enrollment.
Benefits
We view health care as an essential element in building and sustaining a fulfilled, successful, and rewarding work-life balance. We offer a variety of life, disability and medical insurance programs to protect our team members and their families. We constantly review our offerings to ensure they meet the needs of our team members. We increased the Paid Parental Leave Policy to 4 weeks paid leave for eligible team members to care for and bond with a newborn child or child placed within a team member’s home due to adoption or foster care.
Amid the rising demands of the day-to-day work of our team members and the recent pandemic, we placed particular focus on mental health by providing active and preventive support for team members and their families. We actively encouraged team members to prioritize their mental well-being with several tools, initiatives and resources. We continue to provide free of charge access to our health advocacy vendor, which can assist with services ranging from health care and insurance-related issues to providing one-on-one support for improving health and well-being. In addition to providing access to registered nurses, medical directors and benefits and claims specialists, team members also have access to an Employee Assistance Program ("EAP"). The EAP provides confidential counseling, legal, financial and referral services. EAP participants are entitled to three face-to-face consultations free of charge.
In 2022, we continued to offer several enhanced benefits through our family care service provider. Team members have access to a premium membership for ongoing care for their families. Resources included nannies, senior caregivers, transportation assistance, tutors, summer camps, special needs caregivers and more. We also enhanced our telemedicine/telehealth benefits to include general medical visits at no cost to team members, along with no cost dermatological visits, nutritional counseling, mental health visits, as well as expert second opinions and neck and back care.
We offer a 401(k) plan whereby eligible team members may contribute an amount (percentage) of their salary (less applicable tax and benefit deductions) and we provide a matching contribution equal to 50% of the first 6% of pay. We hosted a series of financial well-being sessions focusing on a variety of topics:
•Financial Wellness Workshops – We offered workshops to all team members to not only enhance financial knowledge but to better prepare our team members to meet their savings goals and achieve financial wellness. Topics covered included budgeting, managing for unexpected expenses, maximizing Social Security, saving for retirement, preserving savings, preparing for healthcare in retirement and more.
•Retirement Readiness Workshops – We also provided “Retirement Readiness” workshops to all team members who reached at least age 50 in 2022 to help them to begin the process of preparing for retirement. These workshops included topics such as Medicare, when to start collecting Social Security, budgeting for and in retirement, and education on 401(k) withdrawals in retirement.
Diversity
We are deeply committed to establishing a workplace culture which is built upon a foundation of dignity, mutual trust, integrity, and transparency. We believe that being intentional about applying the principles and practices of DEIB is essential to achieving the level of CQ necessary to move us forward. The Customers Bank Diversity Council (the "Council") in collaboration with corporate leadership, incorporates the lens of DEIB in establishing clear objectives, measurable goals, accountability, and succession planning to sustain a robust DEIB culture into the future. The Council also works to develop and oversee the Bank’s Equity Diversity & Inclusion For You ("EDIFY") initiatives which include DEIB-related education, training, resources, programs and team member engagement. This includes the Bank’s team member-driven emERGe Forums, which are employee resource groups designed to strengthen team member engagement, support the unique needs of each group, and increase cultural awareness and understanding through allyship. Current emERGe Forums include Asian American Pacific Islander ("AAPI"), Black Excellence, HOLA! (Latino), LGBTQ+, Millennial/GenZ and the Women’s forum.

DEIB activities in 2022:
•Unconscious Bias Training – Nearly 400 team members attended one of 16, one hour-long live virtual training sessions entitled, “Respecting Each Other Inclusively in Divisive Times”. Each interactive session challenged attendees to check their personal biases at the door and be open to listen and learn from those around them. The facilitator's ability to draw from his personal stories provided a learning experience that was fun yet effective in creating understanding and connection.
•Women’s Forum presented a "Women in STEM" virtual webinar on cybersecurity conducted by one of our own cybersecurity professionals. The Women's Forum also hosted internationally known guest speaker in our New York City office where she addressed over 100 team members virtually and in-person. The Bank sponsored approximately 100 women to attend the virtual ABA Women’s Leadership Symposium and a hybrid version of the 2022 Pennsylvania Conference for Women, both designed to provide a wealth of personal and professional development opportunities for women.
•AAPI Forum delivered sweet treats to team members throughout our footprint in celebration of Holi.
•LGBTQ+ Forum represented the Bank by sponsoring a table at the annual LGBTQ+ event in Phoenixville, PA.
•Millennial/GenZ Forum hosted a happy hour networking event in our new West Reading branch lobby where they were able to have updated headshot photos taken.
•HOLA! Forum hosted a pre-Memorial Day cookout on the deck at our West Reading office where team members were treated to delicious Latin-inspired foods.
•All forums came together to host an emERGe Forum event at our Malvern office which included multicultural foods, games, a photo booth, self-defense training sessions and information about the forums.
•Freedom Scholarship Program was created in 2020 in tribute to Juneteenth, the annual celebration of the emancipation of African American slaves in the United States. We recognize that the promise of freedom is vitally linked to the power of, and access to, quality education. The Customers Bank Freedom Scholarship Program is our way of providing financial support to dependents of eligible team members towards their educational pursuits. In 2022, a total of $100,000 was distributed among 12 of our team members’ children.
Management and Succession Planning
Strategic succession management starts with position-based succession planning and is implemented alongside our performance management process to enable integrated people decisions and follow-up. Succession planning ensures a sustainable pipeline of internal talent for our most senior, key executive, and critical positions, and that these individuals are intentionally developed for enhanced leadership responsibility. There is critical focus on strengthening talent in the succession pipeline, with a focus on individuals who have the required leadership, functional and technical expertise as well as a broad understanding of the Bank.
The process used to identify successors includes an assessment based on a series of leadership competencies aimed at continuously deepening our leadership bench of talent to ensure the best possible results are achieved and a plan is established for any management change. In this process, resources not aligned with the competencies at the level of desired performance may be redeployed, shifted, or provided coaching and development opportunities to enhance their performance.
We have a structured leadership competency measurement program which was rolled out to the entire company with training opportunities included in the rollout. We continue to identify additional potential successors to the current leadership team of high potential individuals, all of whom have been invited to join a special leadership development program.
Digital Transformation of People Operations
As an important phase of our digital transformation, we implemented one of the world’s top enterprise resource planning (ERP) platforms to support the human resources and finance functions including talent acquisition, compensation and benefits. The platform has enabled us to effectively integrate, streamline, and improve human resource administrative functions into a single unified solution.

COVID-19 Response and Return to Office
As we entered 2022, we continued to live and work in a COVID-19 environment. The well-being of our team members remained our key focus during the ongoing crisis. We maintained our position on encouraging but not mandating vaccinations as we launched our next phase of the Return to Office ("RTO"). We updated our Code of Commitment to include guidance on managing a mixed immunity workforce and the New York City ("NYC") mandate which stated that any team member required to report to an office in NYC, whether permanently or as an occasional worker or visitor, must either provide proof of vaccination or apply for an accommodation for medical or religious reasons to be exempt from this requirement. Team members who were either assigned to a NYC office or who anticipated working out of a NYC office on occasion, were required to show proof of vaccination status by completing the Vaccine Verification Request form. All badge access was disabled until proof was shown, reviewed, and approved. Proof and accommodations were digitally tracked. The mandate remained in place until November 1, 2022.
The Bank's COVID-19 Task Force remained vigilant in tracking and preventing COVID-19 exposures to protect our team members and customers. A COVID-19 Information page was created and maintained on the Bank's intranet and important informational COVID-19 updates were communicated through Bank Notes, an all team member weekly news roundup. All new hires were screened with a COVID-19 questionnaire prior to their start date and informed of the NYC mandate.
Effective May 2, 2022, the next phase of our RTO plan went into effect with three flexible options available at the functional and line of business levels: hybrid (2-3 days/or more in the office), remote (no required days in the office except for meetings, training, and collaboration) and traditional (majority of time in the office – 5 days) with the goal of having Tuesdays and Thursdays as collaboration days. Our People Experience Team hosted RTO focus groups encouraging open feedback in a relaxed environment. Topics covered in the focus groups included: work-life balance, engagement, areas of opportunity, brand and culture.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “Investors” – “Earnings” – “SEC filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov. Customers Bancorp has adopted a Code of Ethics and Business Conduct that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer), which is available at www.customersbank.com/investor-relations/governance-documents. In addition, any future waivers from a provision of the Code of Ethics and Business Conduct will be posted at this internet address.
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
Customers Bank has assets in excess of $10 billion, and accordingly, is subject to the supervision, examination and enforcement jurisdiction of the CFPB and is subject to higher FDIC premium assessments applicable to institutions with assets exceeding $10 billion. As a public company, we also file reports with the SEC and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act, as amended, and the Exchange Act, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the NYSE, we are subject to NYSE's rules for listed companies, including rules relating to corporate governance.

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
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
As of December 31, 2022 and 2021, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers' regulatory capital ratios, refer to "NOTE 19 – REGULATORY CAPITAL" to Customers' audited financial statements.
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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the DIF meets or exceeds two percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including Customers Bank, would generally increase.
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
Community Reinvestment Act. Under the Community Reinvestment Act of 1977, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions. Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess Customers' record to determine if it is meeting the credit needs of the community, including the low-and-moderate-income neighborhoods that it serves. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the bank's record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve or substantial noncompliance) and a statement describing the basis for the rating. In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low- and moderate income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. Customers will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to Customers’ financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In April and May 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (i) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (ii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires Customers to adopt a clawback policy within 60 days after such listing standard becomes effective.
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
The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If Customers fails to observe such regulatory guidance or standards, Customers could be subject to various regulatory sanctions, including financial penalties. Under a final rule adopted by federal banking agencies in November 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which our customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.
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
Under the Pennsylvania Banking Code, the Bank is permitted to branch throughout Pennsylvania. Pennsylvania law also provides Pennsylvania state-chartered banks elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the Department. The Pennsylvania Banking Code also imposes restrictions on payment of dividends, as well as minimum capital requirements.
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
Interstate Branching. Federal law allows the Federal Reserve and FDIC, and the Pennsylvania Banking Code allows the Department, to approve an application by a state banking institution to acquire interstate branches. For more information on federal law, see the discussion under “Federal Banking Laws – Interstate Branching” above.
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
Under the Interstate MOU, the activities of branches Customers established in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the Department. In the event that the Department and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Department and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

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
◦Risks related to inflation, interest rates, and securities market and monetary fluctuations;
◦Risks related to changes in the composition of our loan portfolio including our current emphasis on commercial and industrial, commercial real estate, consumer, and mortgage warehouse lending;
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
◦Risks related to CBIT, our blockchain-based instant B2B payments platform;
◦Risks associated with our dependency on our information technology and telecommunications systems and third-party service providers including exposures to systems failures, interruptions or breaches of security;
◦Risks associated with the loss of, or failure to adequately safeguard, confidential or proprietary information;
•Risks related to the divestiture of BMT:
◦Risks associated with BM Technologies through our various service agreements with BM Technologies;
•Risks related to macroeconomic conditions, COVID-19, climate change and geopolitical conflict:
◦Risks related to worsening general business and economic conditions which could materially and adversely affect us;
◦Risks associated with COVID-19 and its variants including their scope, duration and severity and actions taken by governmental authorities in response to COVID-19 and its variants;
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
◦Risks related to our use of third-party service providers and our other ongoing third-party business relationships, which are subject to increasing regulatory requirements and attention;
◦Risks associated to us being subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations. Our failure to comply with such laws and regulations or to adequately address any matters identified during these examinations could materially and adversely affect us;
◦Risks related to reviews performed by the IRS and state taxing authorities for the fiscal years that remain open for investigation and potential changes in U.S. federal, state or local tax laws;
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
•whether a loan or lease is collateralized and, if so, the changes and uncertainties as to the future value of the collateral;
•the discount on the loan at the time of its acquisition;
•the duration of the loan or lease;
•the credit history of a particular borrower; and
•changes in current and future economic and industry conditions.
Our credit standards, policies and procedures are designed to reduce the risk of credit losses to a low level but may not prevent us from incurring substantial credit losses.
Additionally, for certain borrowers, we restructure originated or acquired loans if we believe the borrowers are experiencing problems servicing the debt pursuant to current terms, and we believe the borrower is likely to fully repay their restructured obligations. We are subject to legal or regulatory requirements for restructured loans. With respect to restructured loans, we grant concessions to certain borrowers experiencing financial difficulties in order to facilitate repayment of the loan by a reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or an extension of the maturity date.

Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. As described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to our audited financial statements, on January 1, 2020, Customers adopted ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The adoption resulted in an increase of $79.8 million to the beginning balance of our ACL. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model required under previous GAAP, which delayed recognition until it was probable a loss had been incurred. The CECL model may create more volatility in the level of our reserves. At December 31, 2022, Customers' ACL totaled $130.9 million, which represented 0.93% of total loans and leases held for investment, and 1.00% of total loans and leases held for investment (excluding loan receivable, PPP), a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedules in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, LOANS AND LEASES, Credit Risk."
In determining the amount of the ACL, significant factors considered include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers' charge-offs by particular segments and changes in current and future economic and business conditions affecting our lending areas and the national economy, including the economic impact of COVID-19 and its variants. If our assumptions are incorrect, our ACL may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in additions to the ACL.
Management reviews and re-estimates the ACL quarterly. Additions to our ACL as a result of management's reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our ACL and may lead us to increase our ACL by recognizing additional provisions for credit losses on loans and leases charged to expense, or to decrease our ACL by recognizing charge-offs, net of recoveries. Any such additional provisions for credit losses on loans and leases or net charge-offs could have a material adverse effect on our financial condition and results of operations and possibly risk-based capital.
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. We elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
Changes in the composition of our loan portfolio may expose us to increased lending risks.
From time to time, we implement changes in the composition of our loan portfolio to emphasize and deemphasize certain types of loans, such as commercial and industrial loans, including specialty loans, loans to mortgage companies and loans to consumers. We may achieve these changes through originations or purchases of loan portfolios from third party originators or fintech companies. Our focus will change, based on our evaluation of current and predicted market conditions and opportunities. Changes in the composition of our loan portfolio could have a significant adverse effect on our overall credit profile, which could result in a higher percentage of non-accrual loans, increased provision for loan losses, and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, inflation, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels, higher inflation, increased interest rates or declines in home prices could adversely affect borrowers' ability to repay their loans, which could negatively impact our credit performance.
As of December 31, 2022, Customers had $2.2 billion in consumer loans outstanding, or 14.2% of the total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse at fair value and loans receivable, PPP, compared to $2.1 billion, or 14.7% of the total loan and lease portfolio, as of December 31, 2021.

Our emphasis on commercial, commercial real estate and mortgage warehouse lending may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans including specialty loans and loans to mortgage companies. Commercial loans, including commercial real estate loans, can expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, we may need to increase our allowance for credit losses in the future to account for an increase in expected credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.
As a lender to mortgage companies, we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. Fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
Our lending to commercial mortgage companies is a significant part of our assets and earnings. This business is subject to seasonality of the mortgage lending business, and volumes have been declining as interest rates increased. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2022, we had $13.5 billion in commercial loans outstanding, approximately 85.8% of our total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse at fair value and loans receivable, PPP, as compared to $12.4 billion, or 85.3% of the total loan and lease portfolio, as of December 31, 2021.
Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtailed rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminated the ability for apartments to exit rent regulation; (iii) eliminated vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. In total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. As of December 31, 2022, our total multifamily exposure in New York State was approximately $1.2 billion, of which approximately $693.1 million, or 56%, was provided for loans to rent regulated properties in the multifamily community, primarily in New York City.
The fair value of our investment securities fluctuates due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2022, the fair value of our available for sale investment securities portfolio was $3.0 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. Since 2020, we have been seeking to increase yields through more aggressive strategies, which has included a greater percentage of corporate securities, non-agency mortgage-backed securities and other structured credit products. Factors beyond our control significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management's intent to sell the securities, could cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes are at times difficult to predict and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which at times results in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth. For example, we adopted ASC 326 on January 1, 2020 which replaced the incurred loss methodology for determining our provision for credit losses and the ACL with the CECL model. As discussed above, our adoption of CECL resulted in an increase to our ACL of $79.8 million. The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of our loan and lease portfolio, as well as the current economic conditions and forecasts of macroeconomic variables utilized. Should these factors materially change, we may be required to increase or decrease our ACL which will impact our reported earnings thereby introducing additional volatility into our reported earnings.
The geographic concentration in the Northeast and Mid-Atlantic regions makes our business susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.
We have experienced exponential growth over the last three years as a result of participating in the SBA's PPP loans, and expanded our franchise in new geographies such as Texas, Florida and North Carolina. We intend to grow in these new markets and enter additional markets in the future. As of December 31, 2022, our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends in part upon economic conditions in these regions. These regions have experienced deteriorating local economic conditions in the past, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is a decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened. We expect our loan and deposit activities to continue expanding beyond the Northeast and Mid-Atlantic regions to service customers across the nation.
Additionally, we have made a significant investment in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on the property generating sufficient rental income to service the loan. Economic conditions may affect a tenant’s ability to make rental payments on a timely basis, and cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, a tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected. All of these factors could increase the amount of NPLs, increase our provision for loan losses and reduce our net income.
We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team, and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. We experience leadership changes in our management team from time to time, and if key or significant resignations occur, we may not be able to recruit additional qualified personnel, especially during periods of low unemployment. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our CEO, CFO, and President have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration.

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
In addition, our ability to expand into new business lines, such as specialty lending and digital banking including our CBIT and Banking-as-a-Service offerings, are highly dependent upon our ability to attract and retain key personnel. We cannot assure you that our recruiting efforts for these positions will be successful or that they will enhance our business, results of operations or financial condition.
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
We expect to drive organic growth by employing our Concierge Banking® and single-point-of-contact strategies, which provide specific relationship managers or private bankers for all customers, and by focusing on our corporate and specialty banking verticals. Many of our competitors provide similar services, and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies due to the ongoing consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Our ability to compete successfully depends on a number of factors, including, among others:
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
•the ability to expand our market position in current and new markets;
•customer access to our decision makers and customer satisfaction with our level of service; and

•the ability to operate our business effectively and efficiently.
Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.
In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as the "fintech companies" and market place lenders, to offer products and services that have traditionally been offered by financial institutions. The process of "disintermediation," or removing banks from their traditional role as financial intermediaries, could result in loss of customer deposits and other sources of revenue, which could have a material adverse effect on our financial condition and results of operations. Further, in many cases fintech companies and similar non-bank financial service firms, unlike the Bank, are not subject to extensive regulation and supervision. The absence of significant oversight and regulatory compliance obligations may allow such companies to realize certain competitive advantages over us, which has resulted in increased competition for our customers' business. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
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
The phase-out of LIBOR as a financial benchmark may adversely affect our business.
LIBOR historically has been the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The FCA, which regulates the process for establishing LIBOR, has announced that LIBOR will cease after June 30, 2023.

Federal banking agencies determined that banks should have ceased entering into any new contract that uses LIBOR as a reference rate by December 31, 2021. Banks also were encouraged to identify LIBOR-referencing contracts scheduled to extend beyond June 30, 2023 and implement plans to identify and address insufficient LIBOR-related contingency provisions in those contracts. On March 15, 2022, Congress passed the Adjustable Interest Rate Act to address references to LIBOR in contracts that (i) are governed by U.S. law, (ii) will not mature before June 30, 2023, and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule implementing this legislation that replaces references to LIBOR in financial contracts addressed by the legislation with certain Federal Reserve-selected benchmark rates based on SOFR.
We have adopted a variety of alternative reference rates to replace LIBOR in our financial instruments going forward, including the Term Secured Overnight Financing Rate, the Bloomberg Short-Term Bank Yield Index and others. There can be no assurances on which of these alternative rate(s) may become the primary replacement to LIBOR for purposes of financial instruments that are currently referencing LIBOR. We are in the process of managing this transition, facilitating communication with our customers and counterparties, and monitoring the impacts of this transition. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to Customers and the industry. For Customers' exposure to LIBOR-based financial instruments including loans, securities, derivatives, borrowings and preferred stocks, and Customers' transition from LIBOR, refer to "LIBOR Transition" within Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk". We continue to prepare for the transition of our existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023.
Benchmark rates based on SOFR have emerged as viable replacements for LIBOR. The ARRC, which is comprised of a group of large banks convened by the Federal Reserve, has recommended the use of benchmark rates based on SOFR, including a forward-looking term SOFR rate, as alternatives to LIBOR for various categories of contracts. SOFR has been published by the Federal Reserve since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The Federal Reserve currently publishes SOFR on a daily basis. The Federal Reserve states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the Federal Reserve may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice. In addition, certain benchmark rates based on SOFR, such as the forward-looking term SOFR rate, are calculated and published by third parties. Because SOFR, and such other benchmark rates based on SOFR, are published by the Federal Reserve or such other third parties, Customers does not control their determination, calculation or publication. We cannot assure you that SOFR, or benchmark rates based on SOFR, will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize such rates as the reference rate for transactions. There is no assurance that SOFR (or benchmark rates based on SOFR) will be widely adopted as the replacement reference rate for LIBOR.
The market transition away from LIBOR to an alternative reference rate, including SOFR (or benchmark rates based on SOFR), is complex and could have a range of adverse effects on Customers' business, financial condition and results of operations. In particular, any such transition could:
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
•prompt inquiries or other actions from regulators in respect of Customers' preparation and readiness for the replacement of LIBOR with alternative reference rates and our implementation of alternative reference rates;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments or discretionary actions taken by us with respect to LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark,
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

Acceptance and success of CBIT, our blockchain-based instant B2B payments platform, is subject to a variety of factors that are difficult to evaluate.
Customers Bank's CBIT on the TassatPay blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the TassatPay instant B2B payments platform. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from customers participating in CBIT, respectively. These customers are primarily concentrated in the digital currency industry, which has experienced significant disruptions and bankruptcies of FTX and other participants in the digital currency industry in 2022. Customers Bank does not have a deposit relationship with FTX or any of its related companies and has no loans to any customers in the digital currency industry. However, continued disruptions in the digital currency industry could have adverse effects on Customers' business, financial condition and results of operations.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve clients, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as "fintech companies" and market place lenders, to offer products and services that have traditionally been offered by financial institutions. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
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
Digital currencies and tokenized payment platforms, including those utilizing proprietary, non-public tokens such as CBIT, have only recently become selectively accepted as a form of payment by business. Other factors affecting the further development and acceptance of the digital currency and tokenized payment industry, such as CBIT, include, but are not limited to:
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
If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of CBIT and our instant B2B payments initiative may be diminished, resulting in a decrease in our deposit balances and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve's FedNow Service, a virtual real time payment system for banks, to be launched in mid-2023), we could lose non-interest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our strategy to service the digital assets industry.
Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-to-no cost deposit base. We face competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our non-interest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we would lose a low-cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have material effect on our business, financial condition and results of operations.
Our computer systems and network infrastructure and those of our third-party service providers, including CBIT and the instant payments platform on which it operates, could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our and our third-party service providers' ability to protect computer equipment upon which these technologies operate against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of our or a third-party service provider's team members or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry.
The technology underlying CBIT and the instant payments platform on which it operates may not function properly, which may have a material impact on Customers' operations and financial condition. This same risk exists on our other technology and processing systems, such as data processing, loan servicing and deposit processing systems that are outsourced to third-party service providers. The importance of CBIT to Customers' operations means that any technological problems in its functionality may have a material adverse effect on Customers' operations, business model and growth strategy.
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

We are dependent on our information technology and telecommunications systems and third-party service providers, and systems failures, interruptions or breaches of security, or the failure of our third-party service providers to adequately perform their services, could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major technology and business process functions, such as data processing, loan servicing and deposit processing systems to third-party service providers. If we do not effectively select, implement and monitor our outsourcing relationships, or if the third-party service providers do not adequately perform their services or are unable to continue to provide services to us as a result of their own operational or technological limitations or financial or other difficulties, our operations may be materially and adversely affected. While we select third-party service providers carefully, we do not control their operations and at times they encounter difficulties, including disruptions in communications, failures to handle current or increased transaction volumes, cyberattacks, security breaches, data corruption or similar events, during which our ability to operate effectively is adversely affected. Certain of our third-party service providers have experienced performance issues, including a vendor that was engaged to assist us in servicing PPP loans and has since filed for Chapter 11 bankruptcy protection, and others will in the future. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us. In addition, the termination of third-party software licenses or service agreements on which any of our information technology and telecommunications systems are based, or other disruption in our relationships with third-party service providers, could adversely affect our operations, and securing replacement licenses and/or engaging alternative third-party service providers and integrating the related technology and services into our systems could result in increased costs and operational difficulties.
We continue to evaluate and implement upgrades and changes to our information technology systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party service providers supplying or supporting our information technology initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Also, we may have to make a significant investment to repair or replace these systems and could suffer loss of critical data and interruptions or delays in our operations. These risks are heightened where upgrades and changes are made to information technology systems that are integrated with third party systems.
In addition, we provide our customers with the ability to bank remotely, including online, over the Internet, through apps and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses, and we expect these expenditures to continue in the future. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
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
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who were not permitted to have the information, either by fault of the systems or our team members or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on our behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Such inadvertent disclosures have occurred and are likely to occur in the future. Such disclosures subject us to liability for damages, including expenses of credit monitoring for those effected, and reputational damage. Additionally, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Breaches of security measures, computer viruses or malware, fraudulent activity and infrastructure failures could materially and adversely affect our reputation or harm our business including the unauthorized access to or disclosure of data relating to BM Technologies serviced deposit account holders.
Companies that process and transmit cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information are not always effective to protect against data-security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers.
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
In addition, our student account holders disclose certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or team members acting unlawfully or contrary to our policies or other individuals, could improperly access our or our third-party service providers’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored or processed by third-party service providers, it is possible that these third-party service providers could intentionally, negligently or otherwise disclose data about our clients or customers.

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
In addition, our team members, systems and customers are regularly targets of fraudulent activity. A significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Additionally, significant fraudulent activity related to a specific product offering may lead us to limit or discontinue such product. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to BM Technologies customers given that we may be liable for any uncollectible account holder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.
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
In June 2016, Customers acquired the Disbursement Business of Higher One and subsequently combined that business with BankMobile. Customers successfully launched BankMobile, America's first mobile platform based full-service consumer bank in January 2015. On January 4, 2021, Customers completed the divestiture of BMT, a wholly-owned subsidiary of Customers Bank and a component of BankMobile, which included the Disbursement Business, through a merger with MFAC.
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
Although we currently do not have any agreements or understandings with respect to business acquisitions, we may in the future seek to complement and expand our business by pursuing strategic acquisitions of community banking franchises and other businesses. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve Board, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:
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
Such regulators could delay or deny our application based on the above criteria or other considerations, which could restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.
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
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered and wholesale time deposits, FHLB advances and Federal funds line borrowings. Total wholesale deposits including brokered and municipal deposits were 28.2% of total deposits at December 31, 2022. Our gross loan to deposit ratio was 87.0% at December 31, 2022. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB borrowings capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
The amount of funds loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, if further disruptions in the capital markets occur. Further, the Federal Housing Finance Agency, the regulator of FHLB and other federal home loan banks, launched a comprehensive review of the Federal Home Loan Bank System including the mission, membership eligibility requirements, and operational efficiencies of the federal home loan banks in 2022. Any change to or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.
We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. As of December 31, 2022, $3.4 billion, or 79.8%, of our total time deposits, are scheduled to mature through December 31, 2023. We are working to transition certain of our customers to lower-cost traditional bank deposits as higher-cost funding, such as time deposits, mature and to grow our customer deposits. If interest rates continue to increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Certain deposit balances serviced by BM Technologies can vary over the course of the year based on student enrollment and the timing of deposits made into those accounts, with seasonal inflows at the start of each semester that are drawn down until the following semester. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies as of December 31, 2022 and 2021, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023.

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
We make and consider making additional minority investments in other financial institutions or technology companies in the financial services business, or other unrelated businesses, including for strategic reasons or to see technological improvements or advantages. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities.
Risks related to the divestiture of BMT
We continue to face the risks and challenges associated with BM Technologies following the merger of BMT with Megalith Financial Acquisition Corp.
On January 4, 2021, we completed the divestiture of BMT through the merger of BMT with MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Our agreement with MFAC relating to the merger of BMT and MFAC provided that the shares issuable by MFAC in connection with the merger would be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party. We are exposed to potential liabilities to the acquirer under the contractual provisions such as representation, warranties and indemnities. If we are unable to address and manage these risks, our business, financial condition and results of operations could be adversely affected.
Risks related to Macroeconomic Conditions, COVID-19, Climate Change and Geopolitical Conflict
Worsening general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy experiences worsening conditions such as a recession, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation or stagflation, instability in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. Adverse changes in any of these factors could be detrimental to our business. Our business is also significantly affected by monetary and related policies of the U.S. Federal Government, its agencies and government-sponsored entities. Adverse changes in economic factors or U.S. Government policies could have a negative effect on us.
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

In addition, the U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 to lower inflation. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of the economic recovery and the mitigating impacts of government interventions. Conditions related to inflation, global supply chains, labor market, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.
The COVID-19 and its variants have impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including their scope, duration and severity and actions taken by governmental authorities in response to COVID-19 and its variants.
The COVID-19 and its variants have negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and the labor market. Furthermore, the economic impact of COVID-19 and its variants have influenced and could further influence the recognition of credit losses in our loan and lease portfolios. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19 and its variants. The extent to which COVID-19 and its variants impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including:
•The duration, extent, and severity of COVID-19 and its variants. Continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The continuation of the disease may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the disease continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We may continue to see the economic effects of COVID-19 and its variants even after the national emergency and public health emergency declarations are lifted, which is expected to continue to affect our business, financial position, results of operations and prospects.
•The response of governmental authorities. Many of the actions of governmental authorities, including eviction forbearance, suspension of mortgage and other loan payments and foreclosures, enacted during the outbreak of COVID-19 have ended. The end of various governmental support may have negative impacts on our customers including increased risk of delinquencies, defaults, foreclosures and losses on our loans.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties have affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
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
To the extent COVID-19 and its variants continue to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to business operations, industry/market, our securities and credit, or risks described in our other filings with the SEC.

We are a participating lender in SBA’s PPP program and have originated a significant number of loans under this program, which may result in a material amount of PPP loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
The PPP, originally established under the CARES Act and extended under the Economic Aid Act and CAA, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion had been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021.
As of December 31, 2022, we had PPP loans with outstanding balances of $1.0 billion. Our PPP participation was very significant especially compared to the participation of similarly sized and larger competitor financial institutions. Considering our immediate response to originate PPP loans, the loans originated under this program may present potential fraud or other risks, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored and may result in increased provision expense or charge-offs. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has streamlined the loan forgiveness process for loans $150,000 or less, these factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees. We have been subjected to regulatory audits and investigations related to our PPP program and could be subject to additional litigation and further investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies related to our PPP participation.
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes and new reporting obligations, each of which may require Customers to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to Customers. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

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
Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations on us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) have and may in the future result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business. Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.
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

Because our total assets exceeded $10 billion at December 31, 2019, we and our bank subsidiary became subject to increased regulatory requirements in 2020. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the current administration is uncertain, and we cannot predict the impact, if any, changes to the CFPB may have on our business.
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
Our use of third-party service providers and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third-party service providers as part of our business and have other ongoing business relationships with other third parties, including BM Technologies after the completion of the divestiture of BMT on January 4, 2021. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our third-party service providers and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these third-party service providers to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party service providers or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including reducing our profitability or limiting our ability to pursue certain business opportunities.

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
We participate in various U.S. Government agency guarantee programs, including PPP and other programs operated by the SBA. We are responsible for following all applicable U.S. Government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we or any third-party service providers we have engaged to assist us with such programs fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk to which we would not otherwise have been exposed or underwritten as part of our origination process for U.S. Government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. Government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, financial condition or results of operations.
Taxes
Reviews performed by the Internal Revenue Service and state taxing authorities for the fiscal years that remain open for investigation may result in a change to income taxes recorded in our consolidated financial statements and adversely affect our results of operations.
We are subject to U.S. federal income tax as well as income tax of various states primarily in the mid-Atlantic region of the United States. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2019, with the exception of New York State and New York City. In January 2023, Customers settled the audit examination with New York State to which a reserve for an uncertain tax position was recognized at December 31, 2022. It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease over the next twelve months due to the completion of tax authorities' examinations or the expiration of statutes of limitations. While the net effect on the total unrecognized tax benefits during the next twelve months cannot be reasonably estimated, Customers expects a $1.3 million reduction in unrecognized tax benefits in 2023 due to the settlement of the New York State examination, of which $0.6 million will affect the effective tax rate. Customers is currently under audit by New York City for the 2016-2017 tax years. The result of the review could result in increased recognition of income tax expense in our consolidated financial statements as well as possible fines and penalties.
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
Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and the issuance of any equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our common stock could also significantly dilute the voting power of the common stock.
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
We are a bank holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHC Act. In addition, (i) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of a class of our outstanding shares of voting stock and (ii) any person other than a bank holding company may be required to obtain prior regulatory approval under the CBCA to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to “control” the company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
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
As of December 31, 2022, our directors and executive officers, as a group, owned a total of 1,912,564 shares of common stock and exercisable options to purchase up to an additional 726,788 shares of common stock, which potentially gives them, as a group, the ability to control approximately 8.15% of the outstanding common stock. In addition, a director of Customers Bank who is not a director or executive officer of Customers Bancorp owns an additional 13,000 shares of common stock, which if combined with the directors and executive officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 8.19% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors' decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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

We intend to calculate the floating rate dividends payable on our Series E and Series F Preferred Stock based on three-month SOFR instead of three-month LIBOR.
The dividend rate on our Series E Preferred Stock is currently a floating rate per annum equal to three-month LIBOR as determined on the related dividend determination date plus a spread of 5.14%. The dividend rate on our Series F Preferred Stock is currently a floating rate per annum equal to three-month LIBOR as determined on the related dividend determination date plus a spread of 4.762%. As a result of the winding-down of the use of LIBOR as a financial benchmark, in July 2023, on the date for payment of dividends on our Series E Preferred Stock and Series F Preferred Stock, we will calculate the dividends payable on shares of our Series E Preferred Stock based on a floating rate per annum equal to three-month SOFR as determined on the related dividend determination date plus a spread of 5.14% and the dividends payable on shares of our Series F Preferred Stock based on a floating rate per annum equal to three-month SOFR as determined on the related dividend determination date plus a spread of 4.762%.
SOFR has a very limited history, and its historical performance is not indicative of future performance. The Federal Reserve began to publish SOFR in April 2018; therefore, SOFR has limited performance history and no actual investment based on the performance of SOFR was possible before April 2018. The level of SOFR during the floating rate period for our Series E Preferred Stock and Series F Preferred Stock may bear little or no relation to the historical level of SOFR. Furthermore, the future performance of SOFR is impossible to predict and, as a result, no future performance of SOFR or our Series E Preferred Stock and Series F Preferred Stock may be inferred from any historical performance data. Changes in the levels of SOFR will affect the return on, and trading price of, our Series E Preferred Stock and Series F Preferred Stock, but it is impossible to predict whether such levels will rise or fall. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in other benchmark or market rates, such as U.S. dollar LIBOR, during corresponding periods.
The composition and characteristics of SOFR are not the same as those of U.S. dollar LIBOR and any failure of SOFR to gain market acceptance could adversely affect the Series E Preferred Stock and Series F Preferred Stock. SOFR was developed for use in certain U.S. dollar derivatives and other financial contracts as an alternative to the U.S. dollar LIBOR in part because it is considered representative of general funding conditions in the overnight Treasury repo market. However, as a rate based on transactions secured by U.S. Treasury securities, it does not measure bank-specific credit risk and, as a result, is less likely to correlate with the unsecured short-term funding costs of banks. In addition, SOFR is an overnight rate, while U.S. dollar LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. dollar LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events. The differences between SOFR and U.S. dollar LIBOR may mean that market participants would not consider SOFR a suitable substitute or successor for all of the purposes for which U.S. dollar LIBOR historically has been used, which may, in turn, lessen market acceptance of SOFR. If SOFR does not prove to be widely used in securities that are similar or comparable to the Series E Preferred Stock and Series F Preferred Stock, the trading price of those securities may be adversely affected.
Risks Related to Our Senior Notes and Subordinated Notes
Our 2.875% Senior Notes, 4.5% Senior Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
The terms of our 2.875% Senior Notes and 4.5% Senior Notes, which we refer to as the Senior Notes, and 6.125% and 5.375% Subordinated Notes, which we refer to as the Subordinated Notes, generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the Senior Notes and Subordinated Notes could be adversely affected. In addition, the terms of our Senior Notes and Subordinated Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Senior Notes and Subordinated Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
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

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 2.875% Senior Notes and 4.5% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 2.875% Senior Notes and 4.5% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
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
The Senior Notes and Subordinated Notes are our unsecured obligations. The Senior Notes will rank equal in right of payment with all of our secured and unsecured senior indebtedness and will rank senior in right of payment to all of our subordinated indebtedness. Although the Senior Notes are “senior notes,” they will be effectively subordinated to all liabilities of our subsidiaries. Because the Senior Notes are unsecured, they will be effectively subordinated to all of our future secured senior indebtedness to the extent of the value of the assets securing such indebtedness.
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
Although we made profit for the years 2011 through 2022, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Customers leases its Corporate headquarters located at 701 Reading Avenue, West Reading, PA 19611, and its Bank headquarters at 40 General Warren Boulevard, Malvern, PA 19355. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
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
As of February 24, 2023, there were approximately 309 registered shareholders of Customers Bancorp's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares purchased during the year ended December 31, 2022 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	66,255	$56.11	66,255	2,641,282
February 1 - February 28, 2022	—	—	—	2,641,282
March 1 - March 31, 2022	49,069	52.85	49,069	2,592,213
April 1 - April 30, 2022	—	—	—	2,592,213
May 1 - May 31, 2022	548,821	39.19	548,821	2,043,392
June1 - June 30, 2022	—	—	—	2,043,392
July 1 - July 31, 2022	—	—	—	2,043,392
August 1 - August 31, 2022	—	—	—	2,043,392
September 1 - September 30, 2022	—	—	—	2,043,392
October 1 - October 31, 2022	—	—	—	2,043,392
November 1 - November 30, 2022	166,000	32.18	166,000	1,877,392
December 1 - December 31, 2022	—	—	—	1,877,392
Total	830,145	$39.95	830,145	1,877,392
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2017 to December 31, 2022, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2017 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

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
Total Return Performance
Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis should be read in conjunction with "Business - Summary" and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2022. For the comparison of the years ended December 31, 2021 and 2020, refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.
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
In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $57.0 million and $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in the income from continuing operations during the years ended December 31, 2022 and 2021, respectively. Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies as of December 31, 2022 and 2021, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
In 2021, Customers Bank launched CBIT on the TassatPay blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from customers participating in CBIT, respectively.

The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021.
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loans and leases against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' audited financial statements.
Impact of Macroeconomic Uncertainties, COVID-19 and Geopolitical Conflict
The spread of COVID-19 and its variants since early 2020 has created a global public health crisis that has resulted in volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that Customers serves. Governmental responses during the early stages of the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation including the CARES Act and subsequent amendments and the Federal Reserve maintaining a low interest rate environment.
On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the SBA's PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On August 8, 2020, the SBA announced that the PPP was closed and no longer accepting PPP applications from participating lenders. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provided small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On January 11, 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships. Customers had $1.0 billion of PPP loans outstanding as of December 31, 2022.
In the early stages of the COVID-19 pandemic, Customers also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program's qualifications. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. All commercial loans previously on deferments became current by December 31, 2021. As of December 31, 2021, total consumer deferments were $6.1 million.

The Federal Reserve also took a range of actions to support the flow of credit to households and businesses at the outbreak of the COVID-19 pandemic. The Federal Reserve established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19, including among others, the PPPLF, which was created to bolster the effectiveness of the PPP by taking loans as collateral at face value. Customers participated in some of these facilities or programs, primarily the PPPLF. Customers fully repaid the borrowing from the PPPLF during the year ended December 31, 2021. No new advances are available from the PPPLF after July 30, 2021.

The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated in 2022, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 and in the early part of 2023 in attempts to bring the inflation to its long run target rate of two percent. Future rate hikes are expected during the remainder of 2023, as the Federal Reserve has indicated ongoing interest rate increases in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to two percent over time.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation, global supply chain issues, and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has also shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates and focused on growing its non-interest bearing and lower-cost interest-bearing deposits to position the Bank for higher interest rates. Customers continues to monitor closely the impact of COVID-19 and its variants, the military conflict between Russia and Ukraine and macroeconomic uncertainties, as well as any effects that may result from the federal government's responses including future rate hikes; however, the extent to which COVID-19 and its variants, the geopolitical conflict, inflation, interest rates and other macroeconomic factors will impact Customers' operations and financial results in 2023 is highly uncertain.
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
Allowance for Credit Losses
Customers' ACL at December 31, 2022 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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

The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgment of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modelled credit loss estimates, nature and volume of the loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management's discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management's best estimate of expected credit losses.
The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the Bank's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers' risk management team. The ACL policy, significant judgments and the related disclosures are reviewed by Customers' Audit Committee of the Board of Directors.
The net decrease in our estimated ACL as of December 31, 2022 as compared to our December 31, 2021 resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth, deteriorating macroeconomic forecasts and increases in charge-offs primarily attributed to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of $7.9 million for a performing non-owner occupied commercial real estate loan that Customers decided to exit, and higher charge-offs in consumer installment loans and overdrawn deposit accounts. Refer to NOTE 6 – INVESTMENT SECURITIES to Customers' audited financial statements for more information on the sale of consumer installment loans. The provision for credit losses on loans and leases for the year ended December 31, 2022 was $59.5 million, for an ending ACL balance of $133.9 million ($130.9 million for loans and leases and $3.0 million for unfunded lending-related commitments) as of December 31, 2022.
To determine the ACL as of December 31, 2022, Customers utilized the Moody's December 2022 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2022 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2021; oil prices remaining volatile, but gradually declining by mid-2023, recession fears, weakening global economies and the embargo on Russian crude oil from the Russian invasion of Ukraine; COVID-19 becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve raising the effective fed funds rate to just under 5.0% and cutting the fed funds rate beginning in late 2023 and throughout 2024; the CPI rising 4.1% in 2023 and 2.4% in 2024; and the unemployment rate rising to 4.0% in 2023 and 4.1% in 2024. Customers continues to monitor the impact of the military conflict between Russia and Ukraine, COVID-19 and its variants, supply-chain disruptions, inflation, and related policy measures on the economy and, if the pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
The net decrease in our estimated ACL as of December 31, 2021 as compared to December 31, 2020 was primarily attributable to the continued improvement in macroeconomic forecasts since the significant economic impact of COVID-19 in early 2020, partially offset by loan growth primarily in Customers' consumer installment loan portfolio. The provision for credit losses on loans and leases for the year ended December 31, 2021 was $27.4 million, for an ending ACL balance of $139.9 million ($137.8 million for loans and leases and $2.1 million for unfunded lending-related commitments) as of December 31, 2021. To determine the ACL as of December 31, 2021, Customers utilized the Moody's December 2021 Baseline forecast to generate its modelled expected losses by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Moody's Baseline forecast at December 31, 2021 assumed continued improvement in forecasts of macroeconomic conditions compared to the forecasts of macroeconomic conditions used by Customers in 2020; the Federal Reserve has accelerated its tapering process in the fourth quarter of 2021 and the first rate hike is assumed to occur in 2022; a continuing U.S. economic recovery from federal spending and abatement of the COVID-19 pandemic, notwithstanding the impact of the Omicron variant; and the acceleration in consumer prices is expected to peak and moderate in the near-term as the supply chain issues subside.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the supply-chain conditions worsening and higher wage increases adding to inflation pressures; new infections, hospitalizations and COVID-19 deaths rising significantly again as compared to the Baseline projections, slowing growth in consumer spending on air travel, retail and hotels; the Federal Reserve raising interest rates higher than the Baseline projections; rising unemployment; and the U.S. economy falling into recession in 2023. Under this scenario, as an example, the unemployment rate is estimated at 6.8% and 7.4% in 2023 and 2024, respectively. These numbers represent a 2.8% and 3.3% higher unemployment estimate than Baseline scenario projections of 4.0% and 4.1%, respectively, for the same time periods. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $42.2 million at December 31, 2022. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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
For more information, refer to "NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' audited financial statements.
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

The following table sets forth the condensed statements of income for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Net interest income	$623,720	$685,074	$(61,354)	(9.0)%
Provision for credit losses	60,066	27,426	32,640	119.0%
Total non-interest income	32,272	77,867	(45,595)	(58.6)%
Total non-interest expense	304,629	294,307	10,322	3.5%
Income before income tax expense	291,297	441,208	(149,911)	(34.0)%
Income tax expense	63,263	86,940	(23,677)	(27.2)%
Net income from continuing operations	228,034	354,268	(126,234)	(35.6)%
Loss from discontinued operations before income taxes	—	(20,354)	20,354	(100.0)%
Income tax expense (benefit) from discontinued operations	—	19,267	(19,267)	(100.0)%
Net loss from discontinued operations	—	(39,621)	39,621	(100.0)%
Net income	228,034	314,647	(86,613)	(27.5)%
Preferred stock dividends	9,632	11,693	(2,061)	(17.6)%
Loss on redemption of preferred stock	—	2,820	(2,820)	(100.0)%
Net income available to common shareholders	$218,402	$300,134	$(81,732)	(27.2)%

Customers reported net income available to common shareholders of $218.4 million for the year ended December 31, 2022, compared to $300.1 million for the year ended December 31, 2021. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:
Net interest income
Net interest income decreased $61.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 as interest income from PPP loans decreased due to lower levels of PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, primarily in specialty lending. Average interest-earning assets increased by $1.0 billion, and NIM decreased by 51 basis points to 3.19% for the year ended December 31, 2022 from 3.70% for the year ended December 31, 2021. The increase in interest-earning assets was primarily driven by increases in commercial and industrial loans and leases, primarily in specialty lending, investment securities, multifamily loans, consumer installment loans and residential mortgages, offset in part by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. The PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, decreased in 2022. The commercial loans to mortgage companies decreased as the mortgage activity decelerated due to rising interest rates in 2022. These decreases were partially offset by the shift in the mix of interest-earning assets in a rising interest rate environment mostly in commercial and industrial loans and leases, primarily in specialty lending and by equity investment distributions, which are included in other interest income. The shift in the mix of interest-earning assets in a rising interest rate environment included $7.4 billion in ending balance ($5.9 billion average balance) of commercial and industrial loans and leases yielding 4.88% at and for the year ended December 31, 2022, which included secured and variable rate loans in specialty lending and owner occupied commercial real estate loans, and $1.0 billion in ending balance ($1.7 billion average balance) of PPP loans yielding 4.60% at and for the year December 31, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove an 88 basis point increase in the cost of deposits and borrowings, which more than offset the increase in yield from interest-earning assets, and contributed to the NIM decrease for the year ended December 31, 2022 compared to the year ended December 31, 2021. The shift in the mix of interest-bearing liabilities included interest-bearing deposits of $16.3 billion in ending balance ($13.5 billion average balance) costing 1.67% at and for the year December 31, 2022. Non-interest bearing demand deposits were $1.9 billion in ending balance ($3.8 billion average balance) at and for the year December 31, 2022. Customers' total cost of deposits, including interest-bearing and non-interest bearing deposits, were 1.31% and 0.44% for the years ended December 31, 2022 and 2021, respectively. PPPLF borrowings costing 0.35% were fully repaid during the year ended December 31, 2021. Customers' total cost of funds, including non-interest bearing deposits and borrowings, was 1.42% and 0.54% for the years ended December 31, 2022 and 2021, respectively.

Provision for credit losses
The $32.6 million increase in the provision for credit losses for the year ended December 31, 2022 compared to the year ended December 31, 2021, reflects the loan growth and deteriorating macroeconomic forecasts, partially offset by sale of consumer installment loans to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of consumer installment loans during the year ended December 31, 2022. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment, represented 0.93% of total loans and leases receivable and 1.00% of total loans and leases receivable, excluding PPP loans (a non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases, Credit Risk), at December 31, 2022, compared to 1.12% and 1.53% (a non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases, Credit Risk) at December 31, 2021.
Net charge-offs for the year ended December 31, 2022 were $66.4 million, or 45 basis points of average total loans and leases, compared to $33.8 million, or 22 basis points of average total loans and leases for the year ended December 31, 2021. The increase in net charge-offs was primarily due to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of $7.9 million for a performing non-owner occupied commercial real estate loan that Customers decided to exit, higher charge-offs of consumer installment loans and overdrawn deposit accounts.
The provision for credit losses for the year ended December 31, 2022 also included a provision for credit losses of $0.6 million on certain asset-backed securities included in our investment securities available for sale. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.
Non-interest income
The $45.6 million decrease in non-interest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted primarily from $23.5 million of losses from the sales of $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE, and decreases of $54.6 million in net gains realized from the sale of AFS debt securities, $8.2 million in gains from the sales of SBA and other loans, $6.1 million in mortgage warehouse transactional fees, $3.4 million in unrealized gain on investment securities and $1.7 million in other non-interest income. These decreases were offset in part by losses of $24.5 million on cash flow hedge derivative terminations and $2.8 million on sale of foreign subsidiaries for the year ended December 31, 2021, $7.5 million in legal settlement gain, and increases of $7.3 million in bank-owned life insurance income, $6.6 million in commercial lease income and $4.7 million in loans fees for the year ended December 31, 2022 compared to the year ended December 31, 2021. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of consumer installment loans during the year ended December 31, 2022.
Non-interest expense
The $10.3 million increase in non-interest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from increases of $5.2 million in commercial lease depreciation, $4.3 million in loan servicing, $4.2 million in salaries and employee benefits, $1.5 million in occupancy, $1.5 million in technology, communication and bank operations, $1.0 million in advertising and promotion, $0.8 million in loan workout related expenses and $0.8 million in professional services. These increases were offset in part by decreases of $6.2 million in deposit relationship adjustment fees, $1.2 million in FDIC assessments, non-income taxes, and regulatory fees, $1.0 million in other non-interest expense and $0.4 million in merger and acquisition related expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Income tax expense
Customers' effective tax rate was 21.7% for the year ended December 31, 2022 compared to 19.7% for the year the ended December 31, 2021. The increase in the effective tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the recognition of uncertain tax positions in 2022, a decrease in tax credit benefits, recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021 and excess tax benefits from stock option exercises in 2021, partially offset by increases in death benefits from bank-owned life insurance policies in 2022.

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
Customers had no loss from discontinued operations, net of income taxes for the year ended December 31, 2022 compared to $39.6 million for the year ended December 31, 2021. The $39.6 million decrease primarily resulted from restricted stock awards of BM Technologies' common stock granted to certain team members of BMT and the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by a tax benefit related to the restricted stock awards in 2021. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information.
Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $9.6 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2022. Refer to "NOTE 13 – SHAREHOLDERS EQUITY" to Customers' audited financial statements for additional information.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Publication of overnight and one-, three-, six‑, and twelve-month USD LIBOR settings will be discontinued after June 30, 2023. Customers expects that the Series E and F Preferred Stock will pay dividends based on the three-month term SOFR plus spreads comparable to the current spreads after June 30, 2023.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2022 and 2021. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2022			2021			2022 vs. 2021
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$620,071	$10,952	1.77%	$1,169,416	$1,585	0.14%	$10,482	$(1,115)	$9,367
Investment securities (1)	3,992,934	119,236	2.99%	1,753,649	40,413	2.30%	14,995	63,828	78,823
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	4,357,995	218,189	5.01%	1,723,516	63,656	3.69%	29,306	125,227	154,533
Other commercial and industrial loans (2)	1,540,435	69,564	4.52%	1,344,489	51,536	3.83%	9,966	8,062	18,028
Commercial loans to mortgage companies	1,682,471	64,413	3.83%	2,699,300	83,350	3.09%	17,063	(36,000)	(18,937)
Multifamily loans	1,957,672	73,987	3.78%	1,501,878	56,582	3.77%	151	17,254	17,405
PPP loans	1,724,659	79,381	4.60%	5,108,192	279,158	5.46%	(38,379)	(161,398)	(199,777)
Non-owner occupied commercial real estate loans	1,356,086	59,087	4.36%	1,349,563	51,430	3.81%	7,408	249	7,657
Residential mortgages	492,870	19,048	3.86%	339,845	12,405	3.65%	753	5,890	6,643
Installment loans	1,798,977	161,644	8.99%	1,517,165	138,705	9.14%	(2,320)	25,259	22,939
Total loans and leases (3)	14,911,165	745,313	5.00%	15,583,948	736,822	4.73%	41,073	(32,582)	8,491
Other interest-earning assets	64,204	9,872	NM (6)	59,308	2,064	3.48%	7,624	184	7,808
Total interest-earning assets	19,588,374	885,373	4.52%	18,566,321	780,884	4.21%	59,791	44,698	104,489
Non-interest-earning assets	521,370			633,615
Total assets	$20,109,744			$19,199,936
Liabilities
Interest checking accounts	$6,853,533	125,100	1.83%	$4,006,354	27,605	0.69%	68,171	29,324	97,495
Money market deposit accounts	4,615,574	57,765	1.25%	4,933,027	22,961	0.47%	36,377	(1,573)	34,804
Other savings accounts	716,838	6,727	0.94%	1,358,708	7,584	0.56%	3,733	(4,590)	(857)
Certificates of deposit	1,352,787	36,647	2.71%	619,859	4,491	0.72%	22,521	9,635	32,156
Total interest-bearing deposits (4)	13,538,732	226,239	1.67%	10,917,948	62,641	0.57%	145,500	18,098	163,598
Federal funds purchased	349,581	5,811	1.66%	22,110	16	0.07%	3,511	2,284	5,795
FRB PPP Liquidity Facility	—	—	—%	2,636,925	9,229	0.35%	—	(9,229)	(9,229)
Borrowings	792,563	29,603	3.74%	610,503	23,924	3.92%	(1,147)	6,826	5,679
Total interest-bearing liabilities	14,680,876	261,653	1.78%	14,187,486	95,810	0.68%	162,353	3,490	165,843
Non-interest-bearing deposits (4)	3,780,185			3,470,788
Total deposits and borrowings	18,461,061		1.42%	17,658,274		0.54%
Other non-interest-bearing liabilities	255,911			304,078
Total liabilities	18,716,972			17,962,352
Shareholders’ equity	1,392,772			1,237,584
Total liabilities and shareholders’ equity	$20,109,744			$19,199,936
Net interest income		623,720			685,074		$(102,562)	$41,208	$(61,354)
Tax-equivalent adjustment		1,185			1,147
Net interest earnings		$624,905			$686,221
Interest spread			3.10%			3.66%
Net interest margin			3.18%			3.69%
Net interest margin tax equivalent			3.19%			3.70%
Net interest margin tax equivalent, excluding PPP loans (5)			3.16%			3.16%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 1.31% and 0.44% for the years ended December 31, 2022 and 2021, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the years ended December 31, 2022 and 2021, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
(6)Not Meaningful. Average yield on other interest-earning assets for the year ended December 31, 2022 was 15.38% primarily due to $6.4 million of equity investment distributions.

Net interest income decreased $61.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The average interest-earning assets increased by $1.0 billion, primarily related to increases in commercial and industrial loans and leases, primarily in specialty lending, investment securities, multifamily loans, consumer installment loans and residential mortgages, partially offset by decreases in PPP loans due to PPP loan forgiveness and commercial loans to mortgage companies. Up until late 2021, the commercial loans to mortgage companies trend had largely been a function of greater refinance activity due to sharply lower interest rates, an increase in home purchase volumes and market share gains from other banks since early 2020. The refinancing activity has slowed since reaching its high level in early 2021, and into 2022 with rising interest rates.
The NIM decreased by 51 basis points to 3.19% for the year ended December 31, 2022, from 3.70% for the year ended December 31, 2021 resulting primarily from a decrease in PPP loan forgiveness and a shift in the mix of interest-bearing liabilities in a rising interest rate environment, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The PPP loan forgiveness, which accelerated the recognition of net deferred loan origination fees, decreased in 2022. This decrease was partially offset by the shift in the mix of interest-earning assets in a rising interest rate environment, mostly in commercial and industrial loans and leases, primarily specialty lending, and by equity investment distributions, which are included in other interest income. The shift in the mix of interest-earning assets in a rising interest rate environment included $7.4 billion in ending balance ($5.9 billion average balance) of commercial and industrial loans and leases yielding 4.88% at and for the year December 31, 2022, which included secured and variable rate loans in specialty lending and owner occupied commercial real estate loans, and $1.0 billion in ending balance ($1.7 billion average balance) of PPP loans yielding 4.60% at and for the year December 31, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove an 88 basis point increase in the cost of deposits and borrowings, which more than offset the increase in yield from interest-earning assets, and contributed to the NIM decrease for the year ended December 31, 2022 compared to the year ended December 31, 2021. The shift in interest-bearing liabilities included interest-bearing deposits of $16.3 billion in ending balance ($13.5 billion average balance) costing 1.67% at and for the year December 31, 2022. Non-interest bearing demand deposits was $1.9 billion in ending balance ($3.8 billion average balance) at and for the year December 31, 2022. Customers' total cost of deposits, including interest-bearing and non-interest bearing deposits was 1.31% and 0.44% for the years ended December 31, 2022 and 2021, respectively. PPPLF borrowings costing 0.35% were fully repaid during the year ended December 31, 2021. Customers' total cost of funds, including non-interest bearing deposits and borrowings was 1.42% and 0.54% for the years ended December 31, 2022 and 2021, respectively.
Customers’ net interest margin table contains non-GAAP financial measures calculated using non-GAAP amounts. These measures include net interest margin tax equivalent, excluding PPP loans. Management uses these non-GAAP measures to compare the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of net interest margin tax equivalent, excluding PPP loans for the years ended December 31, 2022 and 2021 is set forth below.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Net interest income (GAAP)	$623,720	$685,074
Tax-equivalent adjustment	1,185	1,147
Net interest income tax equivalent (GAAP)	624,905	686,221
Loans receivable, PPP net interest income	(60,402)	(261,279)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$564,503	$424,942

Average total interest-earning assets (GAAP)	$19,588,374	$18,566,321
Average PPP loans	(1,724,659)	(5,108,192)
Adjusted average total interest-earning assets (Non-GAAP)	$17,863,715	$13,458,129

Net interest margin (GAAP)	3.18%	3.69%
Net interest margin tax equivalent (GAAP)	3.19%	3.70%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.16%	3.16%

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
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses for loans and leases of $59.5 million and $27.4 million for the years ended December 31, 2022 and 2021, respectively. Customers recorded a provision of $0.9 million and a benefit to provision of $0.2 million of lending-related commitments for the years ended December 31, 2022 and 2021, respectively. The $32.1 million increase in the provision for credit losses for loans and leases for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects the loan growth and deteriorating macroeconomic forecasts, partially offset by sale of consumer installment loans to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of consumer installment loans during the year ended December 31, 2022.
Net charge-offs for the year ended December 31, 2022 were $66.4 million, or 45 basis points of average total loans and leases, compared to $33.8 million, or 22 basis points of average total loans and leases for the year ended December 31, 2021. The increase in net charge-offs primarily related to $11.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of $7.9 million for a performing non-owner occupied commercial real estate loan that Customers decided to exit, higher charge-offs for consumer installment loans and overdrawn deposit accounts.
The provision for credit losses for the year ended December 31, 2022 also included a provision for credit losses of $0.6 million on certain asset-backed securities included in our investment securities available for sale. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2022	2021
Interchange and card revenue	$243	$336	$(93)	(27.7)%
Deposit fees	3,851	3,774	77	2.0%
Commercial lease income	27,719	21,107	6,612	31.3%
Bank-owned life insurance	15,697	8,416	7,281	86.5%
Mortgage warehouse transactional fees	6,738	12,874	(6,136)	(47.7)%
Gain (loss) on sale of SBA and other loans	3,155	11,327	(8,172)	(72.1)%
Loss on sale of consumer installment loans	(23,465)	—	(23,465)	NM
Loan fees	12,188	7,527	4,661	61.9%
Mortgage banking income	869	1,536	(667)	(43.4)%
Net gain (loss) on sale of investment securities	(23,164)	31,392	(54,556)	(173.8)%
Unrealized gain (loss) on investment securities	(710)	2,720	(3,430)	(126.1)%
Loss on sale of foreign subsidiaries	—	(2,840)	2,840	(100.0)%
Unrealized gain (loss) on derivatives	2,391	3,208	(817)	(25.5)%
Loss on cash flow hedge derivative terminations	—	(24,467)	24,467	(100.0)%
Legal settlement gain	7,519	—	7,519	NM
Other	(759)	957	(1,716)	(179.3)%
Total non-interest income	$32,272	$77,867	$(45,595)	(58.6)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers' Equipment Finance Group in which Customers is the lessor. The $6.6 million increase in commercial lease income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from the continued growth of Customers' equipment finance business.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $7.3 million increase in bank-owned life insurance income for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from an increase in cash surrender value of the policies and benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $6.1 million decrease in mortgage warehouse transactional fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from a decrease in refinancing activity driven by rising interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to 2022, given lower mortgage activity in a rising interest rate environment that is expected to continue in 2023.
Gain (loss) on sale of SBA and other loans
The $8.2 million decrease in gain on sale of SBA and other loans for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from $3.2 million in gains realized from the sales of $31.8 million in SBA loans and a commercial lease in 2022, as compared to $6.1 million in gains from sales of $66.6 million in SBA loans and $5.2 million in gains from sales of $212.3 million in consumer installment loans in 2021. There can be no assurance that Customers will realize gains on the sale of loans in 2023, given the significant uncertainty in the capital markets that is expected to continue in 2023.

Loss on sale of consumer installment loans
The $23.5 million increase in loss on sale of consumer installment loans for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects loss on sales of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.
Loan fees
The $4.7 million increase in loan fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from an increase in fees earned on unused lines of credit, servicing fees and other fees from commercial borrowers.
Net gain (loss) on sale of investment securities
The $54.6 million decrease in net gain on sale of investment securities for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects the net losses realized from the sale of $983.6 million in AFS debt securities for the year ended December 31, 2022, compared to the gains realized from the sale of $689.9 million in AFS debt securities for the year ended December 31, 2021. There can be no assurance that Customers will realize gains on the sale of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Unrealized gain (loss) on investment securities
The $3.4 million decrease in unrealized gain on investment securities for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects the unrealized loss on CRA-qualified mutual fund shares in 2022 and unrealized gain of equity securities issued by a foreign entity that were held by CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in 2021. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in 2021.
Loss on sale of foreign subsidiaries
The $2.8 million decrease in loss on sale of foreign subsidiaries for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects the realized loss from the sale of CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity in 2021. Customers sold all outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. for $3.8 million in 2021.
Loss on cash flow hedge derivative terminations
The $24.5 million decrease in loss on cash flow hedge derivative terminations for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects the early terminations of derivatives designated in cash flow hedging relationships and reclassification of the realized losses from accumulated other comprehensive income to earnings because the hedged forecasted transactions were no longer probable of occurring in 2021.
Legal settlement gain
The $7.5 million increase in legal settlement gain for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflects the gain from the court-approved settlement with a third party PPP service provider.
Other non-interest income
The $1.7 million decrease in other non-interest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from a decrease in SERP income due to changes in capital markets.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2022	2021
Salaries and employee benefits	$112,365	$108,202	$4,163	3.8%
Technology, communication and bank operations	84,998	83,544	1,454	1.7%
Professional services	27,465	26,688	777	2.9%
Occupancy	13,606	12,143	1,463	12.0%
Commercial lease depreciation	22,978	17,824	5,154	28.9%
FDIC assessments, non-income taxes, and regulatory fees	8,869	10,061	(1,192)	(11.8)%
Loan servicing	15,023	10,763	4,260	39.6%
Advertising and promotion	2,541	1,520	1,021	67.2%
Merger and acquisition related expenses	—	418	(418)	(100.0)%
Loan workout	1,072	265	807	304.5%
Deposit relationship adjustment fees	—	6,216	(6,216)	(100.0)%
Other	15,712	16,663	(951)	(5.7)%
Total non-interest expense	$304,629	$294,307	$10,322	3.5%
Salaries and employee benefits
The $4.2 million increase in salaries and employee benefits for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from an increase in average full-time equivalent team members needed for future growth, annual merit increases, increase in stock-based compensation related to new awards and severance expenses. These increases were offset in part by decreases in compensation expense associated with an executive's retirement and other one-time benefits in 2021 and a decrease in incentive accruals tied to Customers' overall performance.
Technology, communication and bank operations
The $1.5 million increase in technology, communication and bank operations expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from increases of $4.4 million in software licenses and fees paid for software as a service, partially offset by decreases in deposit servicing fees from lower deposits and interchange maintenance fees from lower debit card spend, that were paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021. Customers incurred $57.0 million and $59.5 million in deposit servicing fees to BM Technologies under the deposit servicing agreement during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
Professional services
The $0.8 million increase in professional services for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from an increase in legal fees in connection with the legal settlement with a third party PPP service provider, partially offset by a decrease in outside professional services used to support the PPP forgiveness process and our participation in the latest round of PPP in 2021.

Occupancy
The $1.5 million increase in occupancy for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to impairment charges of $1.4 million for ROU assets, bank premises and equipment related to consolidation of branch locations and other offices.
Commercial lease depreciation
The $5.2 million increase in commercial lease depreciation for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
FDIC assessments, non-income taxes, and regulatory fees
The $1.2 million decrease in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from a decrease in FDIC assessment rates. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023.
Loan servicing
The $4.3 million increase in loan servicing for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from servicing fees paid to third party servicers associated with the growth in consumer installment loans, including those loans sold to a third-party sponsored VIE, and residential mortgages, partially offset by a decrease in servicing fees paid to third party servicers associated with the participation in the latest round of PPP in 2021 and the PPP forgiveness process.
Advertising and promotion
The $1.0 million increase in advertising and promotion for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from higher spending on advertising agencies and media, primarily for our deposit products.
Merger and acquisition related expenses
The $0.4 million decrease in merger and acquisition related expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from the merger of BankMobile Technologies, Inc. and Megalith Financial Acquisition Corp. completed on January 4, 2021.
Loan workout
The $0.8 million increase in loan workout related expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from legal fees incurred in connection with a performing non-owner occupied commercial real estate loan that Customers decided to exit and loans to a commercial mortgage warehouse borrower that filed for bankruptcy.
Deposit relationship adjustment fees
The $6.2 million decrease in deposit relationship adjustment fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from a make-whole fee paid to a single high-cost deposit customer to amend a long-term deposit contract as a part of Customers' initiative to lower its cost of funds in 2021.
Other non-interest expenses
The $1.0 million decrease in other non-interest expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from decreases in provision for operating losses of $1.0 million, loan origination expenses associated with the latest round of PPP of $0.9 million, corporate sponsorships of $0.9 million and litigation settlement of $1.2 million in 2021. These decreases were offset in part by increases of $1.9 million in expenses primarily associated with our team members' return to office and business development and $0.9 million in provision for credit losses on lending-related unfunded commitments.

INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Income before income tax expense	$291,297	$441,208	$(149,911)	(34.0)%
Income tax expense	63,263	86,940	(23,677)	(27.2)%
Effective tax rate	21.7%	19.7%
The $23.7 million decrease in income tax expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from a decrease in pre-tax income from continuing operations. The increase in the effective tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from the recognition of uncertain tax positions in 2022, a decrease in tax credit benefits, recognition of a deferred tax asset related to the outside basis difference of foreign subsidiaries in 2021 and excess tax benefits from stock option exercises in 2021, partially offset by increases in death benefits from bank-owned life insurance policies in 2022. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to "NOTE 16 – INCOME TAXES" to Customers' audited financial statements.
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
The table below presents the loss from discontinued operations, net of income taxes for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Loss from discontinued operations before income tax expense (benefit)	$—	$(20,354)	$20,354	(100.0)%
Income tax expense (benefit) from discontinued operations	—	19,267	(19,267)	(100.0)%
Net loss from discontinued operations	$—	$(39,621)	$39,621	(100.0)%
Customers had no loss from discontinued operations for the year ended December 31, 2022, compared to loss from discontinued operations of $20.4 million for the year ended December 31, 2021, which consisted of restricted stock awards in BM Technologies' common stock distributed to certain team members of BMT in the form of severance payments and compensation costs for the restricted stock units of Customers Bancorp previously granted to certain team members of BMT that vested upon completion of the divestiture on January 4, 2021.
Customers had no income tax expense from discontinued operations for the year ended December 31, 2022, compared to an income tax expense of $19.3 million for the year ended December 31, 2021, which resulted from the effect of the divestiture being treated as a taxable asset sale for tax purposes, offset in part by the reversal of a valuation allowance on certain state deferred tax assets which can be realized as a result of the gain from the divestiture and the tax benefits related to the restricted stock awards in BM Technologies' common stock and vesting of restricted stock units of Customers Bancorp to certain team members of BMT.

In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $57.0 million and $59.5 million to BM Technologies under the deposit servicing agreement included in technology, communication and bank operations within the income from continuing operations during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $9.6 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2022. Refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements for additional information.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Publication of overnight and one-, three-, six‑, and twelve-month USD LIBOR settings will be discontinued after June 30, 2023. Customers expects that the Series E and F Preferred Stock will pay dividends based on the three-month term SOFR plus spreads comparable to the current spreads after June 30, 2023.
Financial Condition
General
Customers' total assets were $20.9 billion at December 31, 2022. This represented a $1.3 billion increase from total assets of $19.6 billion at December 31, 2021. The increase in total assets was primarily driven by increases of $4.1 billion in loans and leases receivable, $840.3 million in investment securities held to maturity, $312.1 million in loans held for sale and a decrease in ACL of $6.9 million, partially offset by decreases of $961.0 million in loans receivable, mortgage warehouse, at fair value, $2.3 billion in loans receivable, PPP, $829.7 million in investment securities available for sale and $62.2 million in cash and cash equivalents.
Total liabilities were $19.5 billion at December 31, 2022. This represented a $1.3 billion increase from $18.2 billion at December 31, 2021. The increase in total liabilities primarily resulted from increases in total deposits of $1.4 billion and FHLB advances of $100.0 million, offset in part by decreases in other borrowings of $99.5 million and federal funds purchased of $75.0 million.

The following table sets forth certain key condensed balance sheet data as of December 31, 2022 and 2021:

	December 31,
(dollars in thousands)	2022	2021	Change	% Change
Cash and cash equivalents	$455,806	$518,032	$(62,226)	(12.0)%
Investment securities, at fair value	2,987,500	3,817,150	(829,650)	(21.7)%
Investment securities held to maturity	840,259	—	840,259	NM
Loans held for sale	328,312	16,254	312,058	NM
Loans receivable, mortgage warehouse, at fair value	1,323,312	2,284,325	(961,013)	(42.1)%
Loans receivable, PPP	998,153	3,250,008	(2,251,855)	(69.3)%
Loans and leases receivable	13,144,894	9,018,298	4,126,596	45.8%
Allowance for credit losses on loans and leases	(130,924)	(137,804)	6,880	(5.0)%
Bank-owned life insurance	338,441	333,705	4,736	1.4%
Other assets	400,135	305,611	94,524	30.9%
Total assets	20,896,112	19,575,028	1,321,084	6.7%
Total deposits	18,156,953	16,777,924	1,379,029	8.2%
Federal funds purchased	—	75,000	(75,000)	(100.0)%
FHLB advances	800,000	700,000	100,000	14.3%
Other borrowings	123,580	223,086	(99,506)	(44.6)%
Subordinated debt	181,952	181,673	279	0.2%
Accrued interest payable and other liabilities	230,666	251,128	(20,462)	(8.1)%
Total liabilities	19,493,151	18,208,811	1,284,340	7.1%
Total shareholders’ equity	1,402,961	1,366,217	36,744	2.7%
Total liabilities and shareholders’ equity	$20,896,112	$19,575,028	$1,321,084	6.7%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $58.0 million and $35.2 million at December 31, 2022 and 2021, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $397.8 million and $482.8 million at December 31, 2022 and 2021, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2021 primarily resulted from managing liquidity as excess funds from the forgiveness of PPP loans and recent deposits were deployed into higher interest-earning assets.
Investment securities, at fair value
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.

At December 31, 2022, investment securities at fair value totaled $3.0 billion compared to $3.8 billion at December 31, 2021. The decrease primarily resulted from the sale of $983.6 million of asset-backed securities, agency-guaranteed collateralized mortgage obligations, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations and corporate notes, the transfer of certain agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations totaling $500.2 million to investment securities held to maturity, maturities, calls and principal repayments totaling $464.1 million and a decline in the fair value of AFS debt securities, or unrealized losses of $236.8 million due to changes in market interest rates, partially offset by the purchases of asset-backed securities, collateralized loan obligations, agency-guaranteed collateralized mortgage obligations, private label collateralized mortgage obligations and corporate notes totaling $1.4 billion for the year ended December 31, 2022.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $0.6 million on certain asset-backed securities included in our investment securities at fair value during the year ended December 31, 2022. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.

The following table sets forth information about the maturities and weighted-average yield of the AFS debt securities portfolio. The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security adjusted for prepayment estimates, and considers the contractual coupon, amortization of premiums and accretion of discounts. Yields are not reported on a tax-equivalent basis. Yields exclude the impact of related hedging derivatives.

	December 31, 2022
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	3.52%	3.52%
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.40	2.40
Collateralized loan obligations	—	—	—	6.09	6.09
Commercial mortgage-backed securities	—	—	—	5.73	5.73
Corporate notes	7.62	6.76	4.77	—	6.40
Private label collateralized mortgage obligations	—	—	—	2.99	2.99
Weighted-average yield	7.62%	6.76%	4.77%	4.27%	4.71%
The agency-guaranteed collateralized mortgage obligations in the portfolio were issued by Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
In June 2022, Customers transferred $500.2 million in net carrying value of certain debt securities from available for sale to held to maturity as part of Customers' ongoing asset liability management primarily to mitigate the impact of rising interest rates on the long duration component of the investment portfolio. At the time of transfer to held to maturity, these debt securities had unrealized losses of $50.0 million which, along with the unrealized loss in accumulated other comprehensive income, will be amortized over the remaining terms of the securities as an adjustment to yield (interest income) using the effective interest method, resulting in no impact to earnings.
On September 30, 2022, Customers sold $521.8 million of consumer installment loans inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. As part of these sales, Customers recognized a loss on sale of $23.5 million in loss on sale of consumer installment loans within non-interest income in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sale price in the form of $400.0 million of asset-backed securities collateralized by the sold loans. Customers accounts for its investment in these asset-backed securities as HTM debt securities on the consolidated balance sheet.
At December 31, 2022, investment securities held to maturity totaled $840.3 million from the transfer of $500.2 million in AFS debt securities, primarily agency-guaranteed mortgage-backed securities and collateralized mortgage obligations and private label collateralized mortgage obligations and $400.0 million of asset-backed securities investment in a VIE in connection with the sale of consumer installment loans, partially offset by maturities, calls and principal repayments totaling $59.5 million for the year ended December 31, 2022. There were no investment securities classified as HTM as of December 31, 2021.

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

	December 31, 2022
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.50%	5.50%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.08	1.08
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.89	1.89
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.15	2.15
Private label collateralized mortgage obligations	—	—	—	2.36	2.36
Weighted-average yield	—%	—%	—%	3.48%	3.48%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando and Jacksonville, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The portfolio of loans to mortgage companies is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
Commercial Lending
Customers' commercial lending is divided into six groups: Business Banking, Small and Middle Market Business Banking, Specialty Banking, Multifamily and Commercial Real Estate Lending, Mortgage Banking Lending, and SBA Lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
As of December 31, 2022, Customers had $13.5 billion in commercial loans outstanding, totaling approximately 85.8% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $12.4 billion, comprising approximately 85.3% of its total loan and lease portfolio, at December 31, 2021. Included in the $13.5 billion and $12.4 billion in commercial loans outstanding as of December 31, 2022 and 2021, respectively, were $1.0 billion and $3.3 billion of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
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

Customers' Specialty Banking includes lending to mortgage companies, equipment finance, warehouse lending, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its Specialty Banking, which included capital call lines, technology and venture capital banking and financial institutions group in 2021 to further build its franchise and support the growth of its commercial lending. Customers' fund finance provides secured and variable rate financing to private debt funds and private equity funds and cash management services to the alternative investment industry. Customers' lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers' capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds. Customers' technology and venture capital banking provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms.
Customers' lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of December 31, 2022 and 2021, commercial loans to mortgage companies totaled $1.3 billion and $2.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2022 and 2021, Customers had $560.3 million and $378.7 million, respectively, of equipment finance loans outstanding. As of December 31, 2022 and 2021, Customers had $157.4 million and $146.5 million of equipment finance leases outstanding, respectively. As of December 31, 2022 and 2021, Customers had $197.3 million and $117.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $52.6 million and $40.7 million, respectively.
Customers had been deemphasizing its multifamily loan portfolio, and investing in high credit quality higher-yielding commercial and industrial loans with the multifamily run-off. Customers began to grow the multifamily loan portfolio in late 2021. Customers' multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers' covered markets. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of December 31, 2022, Customers had multifamily loans of $2.2 billion outstanding, comprising approximately 14.0% of the total loan and lease portfolio, compared to $1.5 billion, or approximately 10.2% of the total loan and lease portfolio, at December 31, 2021.
Customers, directly or through fintech partnerships and acquisitions, had $1.0 billion and $3.3 billion of PPP loans outstanding as of December 31, 2022 and 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. The average loan size of the PPP portfolio from the first two rounds is approximately $50 thousand and approximately $20 thousand from the latest round.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of December 31, 2022, Customers had $2.2 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 14.2% of the total loan and lease portfolio, compared to $2.1 billion, or 14.7% of the total loan and lease portfolio, as of December 31, 2021.

Purchases and sales of loans were as follows for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Purchases (1)
Other commercial and industrial	$2,975	$—	$—
Loans receivable, PPP	—	1,536,213	—
Residential real estate	207,251	92,939	495
Personal installment (2)	123,785	178,970	108,226
Other installment (2)	149,969	99,100	161,458
Total	$483,980	$1,907,222	$270,179
Sales (3)
Specialty lending	$2,200	$—	$—
Other commercial and industrial (4)	22,880	47,142	6,940
Multifamily	2,879	36,900	—
Commercial real estate owner occupied (4)	8,960	19,420	—
Commercial real estate non-owner occupied	—	18,366	17,600
Residential real estate	—	63,932	—
Personal installment (5)	500,001	212,255	—
Other installment	—	—	1,822
Total	$536,920	$398,015	$26,362
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 99.1%, 100.8% and 100.3% of the loans' unpaid principal balance during the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Installment loan purchases for the years ended December 31, 2022, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2022, 2021 and 2020, loan sales resulted in net losses of $20.3 million and net gains of $12.9 million and $2.0 million, respectively, included in gain (loss) on sale of SBA and other loans and loss on sale of consumer installment loans (refer to (5) below) in the consolidated statements of income.
(4)Primarily sales of SBA loans.
(5)During the year ended December 31, 2022, Customers sold $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information.
Loans Held for Sale
The composition of loans held for sale as of December 31, 2022 and 2021 was as follows:

	December 31,
(amounts in thousands)	2022	2021
Commercial loans:
Multifamily loans, at lower of cost or fair value	$4,079	$—
Total commercial loans held for sale	4,079	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	322	15,747
Personal installment loans, at lower of cost or fair value	133,801	—
Other installment loans, at lower of cost or fair value	189,603	—
Total consumer loans held for sale	324,233	16,254
Loans held for sale	$328,312	$16,254
At December 31, 2022, loans held for sale totaled $328.3 million, or 2.1% of the total loan and lease portfolio, and $16.3 million, or 0.1% of the total loan and lease portfolio, at December 31, 2021.

During the year ended December 31, 2022, Customers purchased $200.0 million of a pool of medical loans included in other installment loans and originated $127.9 million of personal installment loans, which are classified as consumer installment loans held for sale and stated at lower of cost or fair value as Customers intends to sell the loans.
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2022	2021
Loans receivable, mortgage warehouse, at fair value	$1,323,312	$2,284,325
Loans receivable, PPP	998,153	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,412,887	2,403,991
Other commercial and industrial	1,259,943	1,020,792
Multifamily	2,213,019	1,486,308
Commercial real estate owner occupied	885,339	654,922
Commercial real estate non-owner occupied	1,290,730	1,121,238
Construction	162,009	198,981
Total commercial loans and leases receivable	11,223,927	6,886,232
Consumer:
Residential real estate	497,952	334,730
Manufactured housing	45,076	52,861
Installment:
Personal	964,641	1,392,862
Other	413,298	351,613
Total consumer loans receivable	1,920,967	2,132,066
Loans and leases receivable	13,144,894	9,018,298
Allowance for credit losses on loans and leases	(130,924)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,335,435	$14,414,827
(1)Includes direct finance leases of $157.4 million and $146.5 million at December 31, 2022 and 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(21.5) million and $(52.0) million at December 31, 2022 and 2021, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At December 31, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.3 billion and $2.3 billion at December 31, 2022 and 2021, respectively.

On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of December 31, 2022, Customers had an outstanding loan balance with the borrower of $6.0 million in an unsecured working capital loan that was fully guaranteed by an affiliate of the primary shareholder of the borrower. Customers' loan to the borrower subject to a master repurchase agreement secured by first lien residential mortgages was fully repaid during the year ended December 31, 2022.
Loans receivable, PPP
Customers had $1.0 billion and $3.3 billion of PPP loans outstanding as of December 31, 2022 and 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $79.4 million and $279.2 million for the years ended December 31, 2022 and 2021, respectively. PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
During the year ended December 31, 2022, $11.0 million of commercial and industrial loans originated under the PPP were subsequently determined to be ineligible for SBA forgiveness and guarantee. These loans were ultimately deemed uncollectible and charged off during the year ended December 31, 2022.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale, loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP), net of the ACL, increased by $4.1 billion to $13.0 billion at December 31, 2022, from $8.9 billion at December 31, 2021. The increase in loans and leases receivable, net of the ACL, was attributable to $6.9 million decrease in ACL, as further described below, and higher balances in the specialty lending and other commercial and industrial, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate and residential real estate loan portfolios, with each portfolio increasing by $3.0 billion, $239.2 million, $726.7 million, $230.4 million, $169.5 million and $163.2 million, respectively, from December 31, 2021. These increases were partially offset by a reduction in the consumer installment portfolio of $366.5 million from December 31, 2021. The overall loans and leases receivable fluctuations were the result of Customers' strategic efforts to redeploy the funds from PPP loan forgiveness into commercial and industrial loans and leases, including secured and variable rate loans within specialty lending, multifamily loans and residential mortgages. Customers reduced its installment loan portfolio through the sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of the consumer installment loans.
The following table presents Customers' loans receivable (excluding loans held for sale, loans receivable, at fair value, and loans receivable, PPP) as of December 31, 2022 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialty lending	$1,118,577	$4,214,219	$1,267,039	$72,995	$6,672,830
Multifamily	69,356	325,444	1,818,219	—	2,213,019
Commercial real estate owner occupied	149,875	402,708	237,861	94,895	885,339
Commercial real estate non-owner occupied	173,947	801,940	314,843	—	1,290,730
Construction	12,516	81,001	68,492	—	162,009
Total commercial loans	$1,524,271	$5,825,312	$3,706,454	$167,890	$11,223,927

Consumer loans:
Residential real estate	$7,835	$1,120	$8,663	$480,334	$497,952
Manufactured housing	144	3,750	31,235	9,947	45,076
Installment	18,982	986,668	283,827	88,462	1,377,939
Total consumer loans	$26,961	$991,538	$323,725	$578,743	$1,920,967

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2022:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialty lending	$953,624	$4,600,629	$5,554,253
Multifamily	309,354	1,834,309	2,143,663
Commercial real estate owner occupied	143,242	592,222	735,464
Commercial real estate non-owner occupied	539,889	576,894	1,116,783
Construction	12,900	136,593	149,493
Total commercial loans	$1,959,009	$7,740,647	$9,699,656

Consumer loans:
Residential real estate	$413,882	$76,235	$490,117
Manufactured housing	44,932	—	44,932
Installment	1,358,906	51	1,358,957
Total consumer loans	$1,817,720	$76,286	$1,894,006

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
The provision for credit losses on loans and leases was $59.5 million and $27.4 million for the years ended December 31, 2022 and 2021, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $130.9 million, or 0.93% of loans and leases receivable and 1.00% of loans and leases receivable, excluding PPP loans (a non-GAAP measure), at December 31, 2022, and $137.8 million, or 1.12% of loans and leases receivable and 1.53% of loans and leases receivable, excluding PPP loans (a non-GAAP measure), at December 31, 2021. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from lower ACL for the consumer installment loan portfolio from the sale of $521.8 million, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE, offset in part by the increase in ACL due to loan growth and deteriorating macroeconomic forecasts. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of consumer installment loans. Net charge-offs were $66.4 million for the year ended December 31, 2022, an increase of $32.6 million compared to $33.8 million for the year ended December 31, 2021. The increase in net charge-offs was primarily due to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of $7.9 million for a performing non-owner occupied commercial real estate loan that Customers decided to exit, and higher charge-offs for consumer installment loans and overdrawn deposit accounts. Installment charge-offs were attributable to unsecured consumer loans originated and purchased through arrangements with fintech companies and other market place lenders, which increased for the year ended December 31, 2022 compared to the same period in 2021 consistent with the loan growth. Refer to the table of changes in Customers' ACL for net-charge offs to average loans by loan type for the periods indicated.

A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of December 31, 2022 and 2021 is set forth below.

	December 31,
(dollars in thousands)	2022	2021
Loans and leases receivable (GAAP)	$14,143,047	$12,268,306
Less: Loans receivable, PPP	998,153	3,250,008
Loans and leases held for investment, excluding PPP (Non-GAAP)	$13,144,894	$9,018,298

ACL for loans and leases (GAAP)	$130,924	$137,804

Coverage of ACL for loans and leases held for investment (GAAP)	0.93%	1.12%

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.00%	1.53%
The table below presents changes in Customers' ACL for the periods indicated.

(dollars in thousands)	Commercial and industrial (2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2019	$15,556	$6,157	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	759	2,171	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs (1)	(3,158)	—	(78)	(25,779)	—	(60)	—	(32,661)	(61,736)
Recoveries (1)	3,019	—	28	1,293	128	86	—	2,376	6,930
Provision (benefit) for credit losses on loans and leases	(3,937)	4,292	1,554	29,777	4,579	(785)	328	26,966	62,774
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (1)	(1,550)	(1,132)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries (1)	1,102	—	500	84	125	54	—	4,718	6,583
Provision (benefit) for credit losses on loans and leases	911	(7,011)	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (1)(3)	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries (1)	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924

Net Charge-offs to Average Loans and Leases
2020	(0.01)%	—%	(0.01)%	(1.98)%	0.10%	0.01%	—%	(2.40)%	(0.75)%
2021	(0.02)%	(0.08)%	(0.04)%	(0.07)%	0.07%	(0.03)%	—%	(2.08)%	(0.44)%
2022	(0.29)%	(0.08)%	0.01%	(0.50)%	0.14%	0.01%	—%	(2.48)%	(0.58)%
(1)    Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(2)    Includes specialty lending.
(3)    Charge-offs for the year ended December 31, 2022 included $11.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible.

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
Approximately 43% of Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 326, individually assessed loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the ACL. Individually assessed loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to substantially come from the operation of the collateral or fair value of the collateral less estimated costs to sell if repayment of the loan is expected to be provided from the sale of such collateral. Shortfalls in the underlying collateral value for loans or leases determined to be collateral dependent are charged off immediately. Subsequent to an appraisal or other fair value estimate, management will assess whether there was a further decline in the value of the collateral based on changes in market conditions or property use that would require additional impairment to be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases.

The following table shows the ACL by various portfolios as of December 31, 2022 and 2021:

	December 31,
	2022		2021
(dollars in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ACL	Percent of loans in each category to loans and leases receivable
Commercial and industrial, including specialty lending	$17,582	50.8%	$12,702	38.0%
Multifamily	14,541	16.9%	4,477	16.5%
Commercial real estate owner occupied	6,454	6.7%	3,213	7.3%
Commercial real estate non-owner occupied	11,219	9.8%	6,210	12.4%
Construction	1,913	1.2%	692	2.2%
Total commercial loans and leases	51,709	85.4%	27,294	76.4%

Residential real estate	6,094	3.8%	2,383	3.7%
Manufactured housing	4,430	0.3%	4,278	0.6%
Installment	68,691	10.5%	103,849	19.3%
Total consumer loans	79,215	14.6%	110,510	23.6%
Loans and leases receivable	$130,924	100.0%	$137,804	100.0%
Asset Quality
Customers segments the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at December 31, 2022

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,672,830	$6,666,539	$3,584	$946	$1,761	$—	$1,761	0.03%	0.03%
Multifamily	2,213,019	2,195,975	15,901	—	1,143	—	1,143	0.05%	0.05%
Commercial real estate owner occupied	885,339	877,398	5,173	—	2,768	—	2,768	0.31%	0.31%
Commercial real estate non-owner occupied	1,290,730	1,288,594	2,136	—	—	—	—	—%	—%
Construction	162,009	162,009	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	11,223,927	11,190,515	26,794	946	5,672	—	5,672	0.05%	0.05%
Residential	497,952	486,046	4,984	—	6,922	35	6,957	1.39%	1.40%
Manufactured housing	45,076	40,291	1,438	937	2,410	11	2,421	5.35%	5.37%
Installment	1,377,939	1,349,224	19,188	—	9,527	—	9,527	0.69%	0.69%
Total consumer loans receivable	1,920,967	1,875,561	25,610	937	18,859	46	18,905	0.98%	0.98%
Loans and leases receivable (1)	13,144,894	13,066,076	52,404	1,883	24,531	46	24,577	0.19%	0.19%
Loans receivable, PPP (2)	998,153	998,153	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,323,312	1,323,312	—	—	—	—	—	—%	—%
Total loans held for sale	328,312	319,017	3,089	—	6,206	—	6,206	1.89%	1.89%
Total portfolio	$15,794,671	$15,706,558	$55,493	$1,883	$30,737	$46	$30,783	0.19%	0.19%

Asset Quality at December 31, 2022 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual/NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,672,830	$1,761	$17,582	0.26%	998.41%
Multifamily	2,213,019	1,143	14,541	0.66%	1272.18%
Commercial real estate owner occupied	885,339	2,768	6,454	0.73%	233.16%
Commercial real estate non-owner occupied	1,290,730	—	11,219	0.87%	—%
Construction	162,009	—	1,913	1.18%	—%
Total commercial loans and leases receivable	11,223,927	5,672	51,709	0.46%	911.65%
Residential	497,952	6,922	6,094	1.22%	88.04%
Manufactured housing	45,076	2,410	4,430	9.83%	183.82%
Installment	1,377,939	9,527	68,691	4.99%	721.01%
Total consumer loans receivable	1,920,967	18,859	79,215	4.12%	420.04%
Loans and leases receivable (1)	13,144,894	24,531	130,924	1.00%	533.71%
Loans receivable, PPP (2)	998,153	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,323,312	—	—	—%	—%
Total loans held for sale	328,312	6,206	—	—%	—%
Total portfolio	$15,794,671	$30,737	$130,924	0.83%	425.95%
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
(2)The tables exclude PPP loans of $1.0 billion, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
Customers’ asset quality table contains non-GAAP financial measures which exclude loans receivable, PPP from its calculations. Management uses these non-GAAP measures to compare the current period presentation to historical periods in prior filings. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.
A reconciliation of total loans and leases portfolio, excluding loans receivable, PPP and other related amounts, at December 31, 2022, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Total loans and leases portfolio (GAAP)	$15,794,671	$15,706,558	$55,493	$1,883	$30,737	$46	$30,783	0.19%	0.19%
Less: Loans receivable, PPP (1)	998,153	998,153	—	—	—	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	14,796,518	14,708,405	55,493	1,883	30,737	46	30,783	0.21%	0.21%
Less: Loans held for sale	328,312	319,017	3,089	—	6,206	—	6,206	1.89%	1.89%
Less: Loans receivable, mortgage warehouse, at fair value	1,323,312	1,323,312	—	—	—	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$13,144,894	$13,066,076	$52,404	$1,883	$24,531	$46	$24,577	0.19%	0.19%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Total loans and leases portfolio (GAAP)	$15,794,671	$30,737	$130,924	0.83%	425.95%
Less: Loans receivable, PPP (1)	998,153	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	14,796,518	30,737	130,924	0.88%	425.95%
Less: Loans held for sale	328,312	6,206	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	1,323,312	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$13,144,894	$24,531	$130,924	1.00%	533.71%

(1)Loans receivable, PPP includes PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $15.8 billion at December 31, 2022 compared to $14.6 billion at December 31, 2021 and $30.7 million, or 0.19% of loans and leases, were non-performing at December 31, 2022 compared to $49.6 million, or 0.34% of loans and leases, at December 31, 2021. The total loan and lease portfolio was supported by an ACL of $130.9 million (425.95% of NPLs and 0.83% of total loans and leases) and $137.8 million (277.72% of NPLs and 0.95% of total loans and leases), at December 31, 2022 and 2021, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2022	2021
Loans 90+ days delinquent still accruing (1)	$1,883	$1,386

Non-accrual loans	$30,737	$49,620
OREO and repossessed assets	46	140
Total non-performing assets	$30,783	$49,760
(1)Excludes PCD loans at December 31, 2022 and 2021.

	December 31,
	2022	2021
Non-accrual loans and leases to loans and leases receivable (GAAP)	0.17%	0.40%
Non-accrual loans and leases to loans and leases receivable, excluding PPP (Non-GAAP) (1)	0.19%	0.54%
Non-accrual loans to total loans and leases portfolio (GAAP)	0.19%	0.34%
Non-accrual loans to total loans and leases portfolio, excluding PPP (Non-GAAP)	0.21%	0.44%
Non-performing assets to total assets	0.15%	0.25%
Non-accrual loans and loans 90+ days delinquent to total assets	0.16%	0.26%
Allowance for credit losses on loans and leases to:
Loans and leases receivable (GAAP)	0.93%	1.12%
Loans and leases receivable (Non-GAAP) (1)	1.00%	1.53%
Non-accrual loans	425.95%	277.72%
(1)Excludes loans held for sale, loans receivable, mortgage warehouse, at fair value and loans receivable, PPP. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Refer to the reconciliation schedules above that precedes this table and within Credit Risk above.
The asset quality ratios related to NPAs, including non-accrual loans remained low at December 31, 2022 as compared to December 31, 2021. Refer to Credit Risk above for information about the decrease in ACL affecting the related asset quality ratios at December 31, 2022 as compared to December 31, 2021.

The table below sets forth loans that were non-performing at December 31, 2022 and 2021.

	December 31,
(amounts in thousands)	2022	2021
Commercial and industrial, including specialty lending	$1,761	$6,096
Multifamily	1,143	22,654
Commercial real estate owner occupied	2,768	2,475
Commercial real estate non-owner occupied	—	2,815
Residential real estate	6,922	7,727
Manufactured housing	2,410	3,563
Installment	9,527	3,783
Total non-performing loans	$24,531	$49,113
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multifamily, commercial real estate and construction portfolios and for purposes of analyzing historical loss rates used in the determination of the ACL for individually assessed loans, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis, generally during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans and leases. PPP loans are excluded, provided that the SBA's eligibility criteria are met, as these loans are fully guaranteed by the SBA.
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers' financial position. At December 31, 2022 and 2021, special mention loans and leases were $138.8 million and $230.1 million, respectively, and are considered performing loans and are therefore not included in the tables above.
Risk ratings are not established for residential real estate, home equity loans and installment loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.
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

Troubled Debt Restructurings
At December 31, 2022, 2021 and 2020, there were $16.8 million, $16.5 million and $16.1 million, respectively, in loans categorized as a TDR. TDRs are reported as impaired loans in the period of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if the borrower satisfies a minimum six-month performance requirement; however, it will remain classified as impaired. Generally, Customers requires sustained performance for nine months before returning a TDR to accrual status.
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
In response to the COVID-19 pandemic, Customers implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program's qualifications in 2020. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. All commercial loans previously on deferments became current by December 31, 2021. Total consumer deferments were $6.1 million at December 31, 2021. There were no commercial or consumer loans on deferments related to COVID-19 at December 31, 2022.
TDR modifications primarily involve interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Customers would not offer in non-troubled situations. During the years ended December 31, 2022, 2021 and 2020, loans aggregating $3.3 million, $3.5 million and $3.7 million, respectively, were modified in TDRs. TDR modifications of residential real estate loans were primarily extensions of term, interest rate concessions and other modifications; modifications of manufactured housing loans were primarily interest rate concessions; and modifications of consumer installment loans were primarily other modifications. As of December 31, 2022, 2021 and 2020, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
As of December 31, 2022, 212 installment loans totaling $2.2 million, 15 manufactured housing loans totaling $491 thousand and two residential real estate loans for $201 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2021, 21 installment loans totaling $263 thousand, two manufactured housing loans totaling $71 thousand and one residential real estate loan for $121 thousand that were modified in TDRs within the past twelve months defaulted on payments. As of December 31, 2020, 15 installment loans totaling $226 thousand, six manufactured housing loans totaling $236 thousand and three residential real estate loans totaling $152 thousand that were modified in TDRs within the past twelve months defaulted on payments.
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
ACCRUED INTEREST RECEIVABLE
At December 31, 2022, accrued interest receivable totaled $123.4 million compared to $92.2 million at December 31, 2021. The increase primarily resulted from an increase in outstanding balances of variable rate interest-earning assets and rising interest rates.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2022, bank premises and equipment, net of accumulated depreciation and amortization, totaled $9.0 million compared to $8.9 million at December 31, 2021. The increase primarily resulted from purchases of IT equipment, partially offset by impairment of leasehold improvements and equipment related to consolidation of branch locations and other offices and higher depreciation and amortization expenses.
At December 31, 2022, Customers Bank’s restricted stock holdings totaled $74.2 million compared to $64.6 million at December 31, 2021. These holdings consist of stock of the FRB, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2022, the cash surrender value of BOLI totaled $338.4 million compared to $333.7 million at December 31, 2021. Presented within BOLI on the consolidated balance sheets is the cash surrender value of the SERP balances of $12.3 million and $11.5 million at December 31, 2022 and 2021, respectively. Customers entered into additional SERPs during the years ended December 31, 2022 and 2021. For additional information, see "NOTE 14 - EMPLOYEE BENEFIT PLANS" to Customers' audited financial statements.

At December 31, 2022 and 2021, other assets totaled $400.1 million and $305.6 million, respectively. Other assets consist primarily of operating leases through Customers' Equipment Finance Group (net investment in operating leases of $197.3 million at December 31, 2022 compared to $118.3 million at December 31, 2021), deferred tax assets, net, mark-to-market adjustments for interest-rate swaps, investments in affordable housing projects and other limited partnerships or limited liability companies, ROU assets and prepaid expenses.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. Customers accepts deposits from customers on the TassatPay instant blockchain payments platform which launched in October 2021. Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from customers participating in CBIT, respectively, which are reported as deposit liabilities in the consolidated balance sheets. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account established for the CBIT instant payments platform had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021. For additional information, refer to "NOTE 11 - DEPOSITS" to Customers' audited financial statements.
The components of deposits at December 31, 2022 and 2021 were as follows:

	December 31,
(dollars in thousands)	2022	2021	Change	% Change
Demand, non-interest bearing	$1,885,045	$4,459,790	$(2,574,745)	(57.7)%
Demand, interest bearing	8,476,027	6,488,406	1,987,621	30.6%
Savings, including MMDA	3,546,015	5,322,390	(1,776,375)	(33.4)%
Non-time deposits	13,907,087	16,270,586	(2,363,499)	(14.5)%
Time deposits	4,249,866	507,338	3,742,528	737.7%
Total deposits	$18,156,953	$16,777,924	$1,379,029	8.2%
Total deposits were $18.2 billion at December 31, 2022, an increase of $1.4 billion, or 8.2%, from $16.8 billion at December 31, 2021. Time deposits increased by $3.7 billion, or 737.7%, to $4.2 billion and interest bearing demand deposits increased by $2.0 billion, or 30.6%, to $8.5 billion. These increases were offset in part by decreases in non-interest bearing demand deposits of $2.6 billion, or 57.7%, to $1.9 billion and savings, including MMDA, of $1.8 billion, or 33.4%, to $3.5 billion.
Total deposits at December 31, 2022 and 2021 include $1.1 billion and $1.8 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements for additional information.
At December 31, 2022 the Bank had $176.2 million in state and municipal deposits to which it had pledged $175.6 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.

The total amount of estimated uninsured deposits totaled $8.9 billion and $12.1 billion at December 31, 2022 and 2021, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $85.5 million and $259.0 million at December 31, 2022, and 2021, respectively. At December 31, 2022, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	December 31, 2022
3 months or less	$32,175
Over 3 through 6 months	15,213
Over 6 through 12 months	26,812
Over 12 months	11,309
Total	$85,509
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$3,780,185	0.00%	$3,470,788	0.00%
Demand, interest-bearing	6,853,533	1.83%	4,006,354	0.69%
Savings, including MMDA	5,332,412	1.21%	6,291,735	0.49%
Time deposits	1,352,787	2.71%	619,859	0.72%
Total	$17,318,917	1.31%	$14,388,736	0.44%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. Refer to "NOTE 12 – BORROWINGS" to Customers' audited financial statements for additional information on Customers' borrowings.
Short-term debt
Short-term debt at December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$300,000	4.54%	$700,000	0.26%
Federal funds purchased	—	—%	75,000	0.05%
Total short-term debt	$300,000		$775,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2022 and 2021 were as follows:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—
(1)    Amounts reported in the above table include long-term advances from FHLB of $250.0 million with a fixed rate of 3.44% and maturity of June 2024 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and $250.0 million with a fixed rate of 3.30% and maturity of June 2027.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2022 and 2021 was as follows:

	December 31,
(dollars in thousands)	2022	2021
Total maximum borrowing capacity with the FHLB	$3,241,120	$2,973,635
Total maximum borrowing capacity with the FRB (1)	2,510,189	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	7,142,865	3,594,339
(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. Under the PPPLF, Federal Reserve Banks extended non-recourse loans to institutions that were eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA pursuant to the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. During the year ended December 31, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at December 31, 2022 and 2021.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2022 and 2021 were as follows:

		December 31,
(dollars in thousands)		2022	2021
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,788	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,792	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,580	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,585	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,367	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,952	$181,673
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
(4)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. It is expected that the notes will bear an annual interest rate equal to the three-month term SOFR plus a comparable spread beginning in June 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2022	2021	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,012	34,722	290	0.8%
Additional paid in capital	551,721	542,391	9,330	1.7%
Retained earnings	924,134	705,732	218,402	30.9%
Accumulated other comprehensive income (loss), net	(163,096)	(4,980)	(158,116)	NM
Treasury stock	(82,604)	(49,442)	(33,162)	67.1%
Total shareholders' equity	$1,402,961	$1,366,217	$36,744	2.7%
Shareholders' equity increased by $36.7 million, or 2.7%, to $1.4 billion at December 31, 2022, when compared to shareholders' equity of $1.4 billion at December 31, 2021. The increase primarily resulted from increases in retained earnings of $218.4 million, common stock of $0.3 million and additional paid in capital of $9.3 million, partially offset by a decrease in accumulated other comprehensive income (loss), net of $158.1 million and an increase in treasury stock of $33.2 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2022.
The increase in retained earnings primarily resulted from net income of $228.0 million for the year ended December 31, 2022, partially offset by preferred stock dividends of $9.6 million for the year ended December 31, 2022.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from an increase of $236.8 million in unrealized losses on AFS debt securities due to rising interest rates and income tax effect of $61.6 million, partially offset by reclassification of $23.2 million in net losses and income tax effect of $6.0 million resulting from the sales of AFS debt securities during the year ended December 31, 2022.
The increase treasury stock resulted from repurchase of 830,145 shares of common stock for $33.2 million pursuant to the Share Repurchase Program during the year ended December 31, 2022. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements for additional information on the repurchase of common shares.
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
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards. Refer to "NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK" to Customers' audited financial statements for additional information.

As described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers have the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses of $0.9 million during the year ended December 31, 2022 resulting in an ACL of $3.0 million as of December 31, 2022. Customers recognized a benefit to credit losses of $0.2 million during the year ended December 31, 2021 resulting in an ACL of $2.1 million as of December 31, 2021. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of December 31, 2022. These obligations and commitments include the transfer of deposits serviced by BM Technologies under the deposit service agreement, described further below under cash flows from discontinued operations. Customers repaid $100.0 million of the 3.950% senior notes that matured in June 2022. Refer to "NOTE 9 – LEASES", "NOTE 11 – DEPOSITS", "NOTE 12 – BORROWINGS" and "NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK" to Customers' audited financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of December 31, 2022, Customers' borrowing capacity with the FHLB was $3.2 billion, of which $800.0 million was utilized in borrowings and $175.6 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2021, Customers' borrowing capacity with the FHLB was $3.0 billion, of which $700.0 million was utilized in borrowings and $475.3 million of available capacity was used to collateralize state and municipal deposits. As of December 31, 2022 and 2021, Customers' borrowing capacity with the FRB was $2.5 billion and $183.1 million, respectively.
Beginning in second quarter 2020, Customers began participating in the PPPLF, in which Federal Reserve Banks extend non-recourse loans to institutions that are eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA under the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. As of December 31, 2022, Customers had $1.0 billion of PPP loans outstanding, which are eligible for forgiveness by the federal government. During the year ended December 31, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. As of December 31, 2022 and 2021, Customers had no borrowings under the PPPLF.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2022 and 2021, Customers Bank held $2.3 billion and $1.9 billion of deposits from customers participating in CBIT, respectively, which are reported as deposit liabilities in the consolidated balance sheets. Each CBIT is minted with precisely one U.S. Dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The omnibus deposit account had an outstanding balance of $23 thousand at December 31, 2022 and no outstanding balance at December 31, 2021.
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

The table below summarizes Customers' cash flows from continuing operations for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) continuing operating activities	$(20,825)	$295,540	$(316,365)	(107.0)%
Net cash provided by (used in) continuing investing activities	(1,298,412)	(1,201,261)	(97,151)	8.1%
Net cash provided by (used in) continuing financing activities	1,257,011	754,775	502,236	66.5%
Net increase (decrease) in cash and cash equivalents from continuing operations	$(62,226)	$(150,946)	$88,720	(58.8)%

Cash flows provided by (used in) continuing operating activities
Cash used in continuing operating activities of $20.8 million for the year ended December 31, 2022 resulted from origination and purchases of loans held for sale, net of proceeds from the sales, of $306.9 million, a decrease of $21.0 million in accrued interest payable and other liabilities and an increase of $3.6 million in accrued interest receivable and other assets, partially offset by net income of $228.0 million and non-cash operating adjustments of $82.6 million.
Cash provided by continuing operating activities of $295.5 million for the year ended December 31, 2021 resulted from net income of $354.3 million, an increase of $103.0 million in accrued interest payable and other liabilities and a decrease of $46.7 million in accrued interest receivable and other assets, partially offset by non-cash operating adjustments of $208.4 million.
Cash flows provided by (used in) continuing investing activities
Cash used in continuing investing activities of $1.3 billion for the year ended December 31, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans, of $1.9 billion, purchases of investment securities available for sale of $1.4 billion, purchases of loans of $484.0 million and purchases of leased assets under lessor operating leases of $109.3 million, partially offset by proceeds from sales of investment securities available for sale of $983.6 million, proceeds from net repayments of mortgage warehouse loans of $929.2 million, proceeds from maturities, calls and principal repayments on investment securities available for sale of $464.1 million and held to maturity of $59.5 million, and proceeds from sales of loans of $136.9 million, which included the cash proceeds of the sale of $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to "NOTE 6 – INVESTMENT SECURITIES" to Customers' audited financial statements for additional information on the sale of consumer installment loans.
Cash used in continuing investing activities of $1.2 billion for the year ended December 31, 2021 primarily resulted from purchases of investment securities available for sale of $3.6 billion and purchases of loans of $1.9 billion, partially offset by a net decrease in loans and leases, excluding mortgage warehouse loans of $1.7 billion primarily from the forgiveness of PPP loans, net of originations and purchases, net repayments of mortgage warehouse loans of $1.3 billion, proceeds from sales of investment securities available for sale of $689.9 million, proceeds from sales of loans of $398.0 million and proceeds from maturities, calls and principal repayments on investment securities available for sale of $317.0 million.
Cash flows provided by (used in) continuing financing activities
Cash provided by continuing financing activities of $1.3 billion for the year ended December 31, 2022 primarily resulted from a net increase of $1.4 billion in deposits and proceeds from long-term borrowed funds from the FHLB of $500.0 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $400.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes, a net decrease in federal funds purchased of $75.0 million and purchases of treasury stock of $33.2 million. For additional information on purchases of treasury stock, refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements.
Cash provided by continuing financing activities of $754.8 million for the year ended December 31, 2021 primarily resulted from net increase of $5.5 billion in deposits and $98.8 million from issuance of 2.875% fixed-to-floating rate senior notes, partially offset by net decreases in long-term borrowed funds from the PPPLF of $4.4 billion, net federal funds purchased of $175.0 million, net short-term borrowed funds from the FHLB of $150.0 million, redemption of the Series C and Series D Preferred Stock of $82.5 million and purchases of treasury stock of $27.7 million. Customers fully repaid the borrowings from the PPPLF during the year ended December 31, 2021 due to increased PPP loan forgiveness and funding from deposits. For additional information on the redemption of preferred stock and purchases of treasury stock, refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements.

Cash flows from discontinued operations
Customers Bancorp completed the divestiture of BMT on January 4, 2021. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. As of December 31, 2022 and 2021, Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies, respectively. Customers currently expects that approximately half of these serviced deposits will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2023. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. Customers and BM Technologies are currently negotiating an extension of this agreement with respect to the serviced deposits expected to remain at Customers Bank after June 30, 2023. The loan agreement with BM Technologies was terminated early in November 2021. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party. For additional information, refer to "NOTE 3 – DISCONTINUED OPERATIONS" to Customers' audited financial statements.
The table below summarizes Customers' cash flows from discontinued operations for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	Change	% Change
Net cash provided by (used in) discontinued operating activities	$—	$(24,376)	$24,376	(100.0)%
Net increase (decrease) in cash and cash equivalents from discontinued operations	$—	$(24,376)	$24,376	(100.0)%
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2022 and 2021, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
December 31, 2021
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of December 31, 2022, the Bank and the Bancorp were in compliance with the Basel III requirements. Refer to "NOTE 19 – REGULATORY CAPITAL" to Customers' audited financial statements for additional discussion regarding regulatory capital requirements.

Capital Ratios
Customers continued to build capital during 2022 and 2021. In 2019, Customers decided to cross the $10.0 billion asset threshold at year-end, with total assets of $11.5 billion at December 31, 2019, resulted in lower capital ratios when compared to December 31, 2018. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. In 2021, Customers repurchased 527,789 shares of common stock for $27.7 million pursuant to the Share Repurchase Program. In 2022, Customers repurchased 830,145 shares of its common stock for $33.2 million pursuant to the Share Repurchase Program. The Share Repurchase Program was extended for one additional year to September 27, 2023, unless earlier terminated. During 2022 and 2021, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. In 2021, Customers Bancorp issued $100 million in fixed-to-floating rate senior notes, and utilized the proceeds to redeem all of the outstanding shares of Series C and Series D Preferred Stock. Customers Bank capital growth for the past few years has been achieved primarily by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. For more information relating to preferred and common stock, refer to "NOTE 13 – SHAREHOLDERS' EQUITY" to Customers' audited financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers' asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank's board of directors has declared a quarterly cash dividend to the Bank's sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2022 and 2021, include the following:
•$30.0 million declared on June 23, 2021, and paid on June 24, 2021;
•$55.0 million declared on September 22, 2021, and paid on September 23, 2021;
•$55.0 million declared and paid on December 21, 2021;
•$20.0 million declared on March 23, 2022, and paid on March 24, 2022;
•$5.0 million declared on June 22, 2022, and paid on June 23, 2022;
•$25.0 million declared on September 28, 2022, and paid on September 29, 2022; and
•$2.0 million declared on December 20, 2022, and paid on December 22, 2022.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the year ending December 31, 2023 and 2022, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2022 and 2021. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately ("rate shocks"). For upward rate shocks modeling a rising rate environment at December 31, 2022, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates at December 31, 2022 were decreased immediately by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2023 and 2022, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2022	2021
Up 3%	0.4%	16.0%
Up 2%	0.4%	10.8%
Up 1%	0.3%	5.7%
Down 1%	(0.9)%	N/A
Down 2%	(2.0)%	N/A
Down 3%	(4.8)%	N/A
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at December 31, 2022, current market interest rates were increased immediately by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment, current market rates at December 31, 2022 were decreased immediately by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer-term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at December 31, 2022 and 2021, resulting from shocks to interest rates.

	From Base December 31,
Rate Shocks	2022	2021
Up 3%	(27.8)%	100.7%
Up 2%	(16.9)%	79.8%
Up 1%	(6.6)%	51.5%
Down 1%	0.0%	N/A
Down 2%	(31.3)%	N/A
Down 3%	(57.2)%	N/A

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
LIBOR Transition
Customers has variable rate loans, investment securities, fixed-to-floating rate senior and subordinated debt, preferred stocks and derivatives that reference LIBOR. Various regulatory bodies have encouraged banks to transition away from LIBOR as soon as practicable, generally cease entering new contracts that use LIBOR as a reference rate no later than December 31, 2021, and for new contracts to utilize a reference rate other than LIBOR or include robust language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Certain tenors of LIBOR have ceased publication and complete cessation of LIBOR publication is expected by June 30, 2023. Effective December 31, 2021, Customers has essentially discontinued entering into new LIBOR-based contracts. Customers established an enterprise-wide LIBOR transition program, which includes a LIBOR transition team with senior management level leadership. Progress on the LIBOR transition effort is monitored by executive management as well as the asset/liability committee of Customers' Board of Directors.

At December 31, 2022, Customers had LIBOR-based commercial loans and leases, commercial real estate loans and residential mortgages of $2.1 billion, which either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. In addition, $110.0 million of fixed-to-floating rate borrowings and $137.8 million of preferred equity instruments reference LIBOR. Customers' derivatives primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“IBOR Supplement”) and the IBOR Fallback Protocol (“IBOR Protocol”). The IBOR Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivatives with other counterparties that also choose to adhere to the IBOR Protocol. Customers adhered to the IBOR Protocol in November 2020 and is in the process of remediating its interest rate swap transactions with its end-user customers. With respect to Customers' cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant SOFR benchmark alternatives of the IBOR Supplement and the IBOR Protocol. As loans mature and new originations occur a larger percentage of Customers' variable-rate loans are expected to reference SOFR. At December 31, 2022, Customers had approximately $4.0 billion of outstanding loan balances that reference SOFR. Customers’ usage of interest rate swap agreements referenced to SOFR is expected to increase in response to the discontinuation of LIBOR. Customers continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact Customers’ interest rate risk profile and its management thereof. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to Part I, Item 1A. "Risk Factors".

Item 8.        Financial Statements and Supplementary Data
Customers Bancorp, Inc.
Financial statements for the three years ended
December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Customers Bancorp, Inc.
West Reading, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of expected credit losses in the Company’s loan and lease portfolios are recorded in the allowance for credit losses on loans and leases (the “ACL”). The ACL is a valuation account that is deducted from the loans or leases' amortized cost basis to present the net amount expected to be collected on the loans and leases. The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. It is deducted from the loans or leases amortized cost basis to present the net amount expected to be collected on the loans and leases.

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

The estimation of the ACL requires management to make significant judgments in regard to (a) selecting reasonable and supportable economic forecasts, (b) using models to estimate expected losses for each material loan portfolio, and (c) identifying loss factors not fully captured within the models or economic forecasts (e.g., asset specific factors or current conditions that are different from this historical loss information captured in the models) and quantifying those estimates in qualitative components.

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

Given the size of the loan and lease portfolios and the subjective nature of estimating the ACL, auditing the ACL involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL for the loan and lease portfolios included the following, among others:

•We tested the effectiveness of controls over the (i) selection of the macroeconomic forecasts, (ii) execution and monitoring of the loss rate models, (iii) calibration of the loss rate models to peer and industry information, (iv) measurement of the qualitative allowance, (v) the monitoring, identification, and valuation of collateral dependent loans, and (vi) overall calculation and disclosure of the ACL.
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
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2022 that provides additional evidence about conditions that existed at the balance sheet date.
•We (i) evaluated the reasonableness of management’s forecast selection, (ii) evaluated the appropriateness and relevance of the qualitative factors, and related quantitative measures included in the qualitative allowance, (iii) tested the accuracy and evaluated the relevance and reliability of the data, including third party data, used to calibrate the loss rate models to peer and industry information, and (iv) tested the arithmetic accuracy of the calculation of the qualitative allowance.
•We tested the arithmetic accuracy of the calculation of the overall ACL and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2023

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2023

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Cash and due from banks	$58,025	$35,238
Interest earning deposits	397,781	482,794
Cash and cash equivalents	455,806	518,032
Investment securities, at fair value (includes allowance for credit losses of $578 at December 31, 2022)	2,987,500	3,817,150
Investment securities held to maturity	840,259	—
Loans held for sale (includes $322 and $15,747, respectively, at fair value)	328,312	16,254
Loans receivable, mortgage warehouse, at fair value	1,323,312	2,284,325
Loans receivable, PPP	998,153	3,250,008
Loans and leases receivable	13,144,894	9,018,298
Allowance for credit losses on loans and leases	(130,924)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,414,827
FHLB, Federal Reserve Bank, and other restricted stock	74,196	64,584
Accrued interest receivable	123,374	92,239
Bank premises and equipment, net	9,025	8,890
Bank-owned life insurance	338,441	333,705
Goodwill and other intangibles	3,629	3,736
Other assets	400,135	305,611
Total assets	$20,896,112	$19,575,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$1,885,045	$4,459,790
Interest bearing	16,271,908	12,318,134
Total deposits	18,156,953	16,777,924
Federal funds purchased	—	75,000
FHLB advances	800,000	700,000
Other borrowings	123,580	223,086
Subordinated debt	181,952	181,673
Accrued interest payable and other liabilities	230,666	251,128
Total liabilities	19,493,151	18,208,811
Commitments and contingencies (NOTE 22)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized; 5,700,000 shares issued and outstanding as of December 31, 2022 and 2021	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,012,250 and 34,721,675 shares issued as of December 31, 2022 and 2021; 32,373,697 and 32,913,267 shares outstanding as of December 31, 2022 and 2021	35,012	34,722
Additional paid in capital	551,721	542,391
Retained earnings	924,134	705,732
Accumulated other comprehensive income (loss), net	(163,096)	(4,980)
Treasury stock, at cost (2,638,553 and 1,808,408 shares as of December 31, 2022 and 2021)	(82,604)	(49,442)
Total shareholders’ equity	1,402,961	1,366,217
Total liabilities and shareholders’ equity	$20,896,112	$19,575,028
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Interest income:
Loans and leases	$745,313	$736,822	$512,048
Investment securities	119,236	40,413	24,206
Interest earning deposits	10,952	1,585	3,301
Other	9,872	2,064	3,749
Total interest income	885,373	780,884	543,304
Interest expense:
Deposits	226,239	62,641	92,045
FHLB advances	11,464	6,211	21,637
Subordinated debt	10,755	10,755	10,755
FRB PPP liquidity facility and other borrowings	13,195	16,203	15,179
Total interest expense	261,653	95,810	139,616
Net interest income	623,720	685,074	403,688
Provision for credit losses	60,066	27,426	62,774
Net interest income after provision for credit losses	563,654	657,648	340,914
Non-interest income:
Interchange and card revenue	243	336	646
Deposit fees	3,851	3,774	2,526
Commercial lease income	27,719	21,107	18,139
Bank-owned life insurance	15,697	8,416	7,009
Mortgage warehouse transactional fees	6,738	12,874	11,535
Gain (loss) on sale of SBA and other loans	3,155	11,327	2,009
Loss on sale of consumer installment loans	(23,465)	—	—
Loan fees	12,188	7,527	5,652
Mortgage banking income	869	1,536	1,693
Net gain (loss) on sale of investment securities	(23,164)	31,392	20,078
Unrealized gain (loss) on investment securities	(710)	2,720	1,447
Loss on sale of foreign subsidiaries	—	(2,840)	—
Unrealized gain (loss) on derivatives	2,391	3,208	(3,951)
Loss on cash flow hedge derivative terminations	—	(24,467)	—
Legal settlement gain	7,519	—	—
Other	(759)	957	(2,965)
Total non-interest income	32,272	77,867	63,818
Non-interest expense:
Salaries and employee benefits	112,365	108,202	94,067
Technology, communication and bank operations	84,998	83,544	50,668
Professional services	27,465	26,688	13,557
Occupancy	13,606	12,143	11,362
Commercial lease depreciation	22,978	17,824	14,715
FDIC assessments, non-income taxes, and regulatory fees	8,869	10,061	11,661
Loan servicing	15,023	10,763	3,431
Advertising and promotion	2,541	1,520	1,796
Merger and acquisition related expenses	—	418	1,367
Loan workout	1,072	265	3,143
Deposit relationship adjustment fees	—	6,216	—
Other	15,712	16,663	9,209
Total non-interest expense	304,629	294,307	214,976
Income before income tax expense	291,297	441,208	189,756
Income tax expense	63,263	86,940	46,717
Net income from continuing operations	$228,034	$354,268	$143,039

		(continued)

	For the Years Ended December 31,
	2022	2021	2020
Loss from discontinued operations before income tax expense (benefit)	$—	$(20,354)	$(13,798)
Income tax expense (benefit) from discontinued operations	—	19,267	(3,337)
Net loss from discontinued operations	—	(39,621)	(10,461)
Net income	228,034	314,647	132,578
Preferred stock dividends	9,632	11,693	14,041
Loss on redemption of preferred stock	—	2,820	—
Net income available to common shareholders	$218,402	$300,134	$118,537

Basic earnings per common share from continuing operations	$6.69	$10.51	$4.09
Basic earnings per common share	$6.69	$9.29	$3.76
Diluted earnings per common share from continuing operations	$6.51	$10.08	$4.07
Diluted earnings per common share	$6.51	$8.91	$3.74
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$228,034	$314,647	$132,578
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(236,834)	(6,841)	32,273
Income tax effect	61,577	1,779	(8,390)
Reclassification adjustments for (gains) losses included in net income	23,164	(31,392)	(20,078)
Income tax effect	(6,023)	8,162	5,220
Net unrealized gains (losses) on available for sale debt securities	(158,116)	(28,292)	9,025
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	12,321	(31,772)
Income tax effect	—	(3,204)	8,545
Reclassification adjustment for (gains) losses included in net income	—	26,972	13,092
Income tax effect	—	(7,013)	(3,404)
Net unrealized gains (losses) on cash flow hedges	—	29,076	(13,539)
Other comprehensive income (loss), net of income tax effect	(158,116)	784	(4,514)
Comprehensive income (loss)	$69,918	$315,431	$128,064
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	9,000,000	$217,471	31,336,791	$32,617	$444,218	$381,519	$(1,250)	$(21,780)	$1,052,795
Cumulative effect from change in accounting principle - CECL	—	—	—	—	—	(61,475)	—	—	(61,475)
Net income	—	—	—	—	—	132,578	—	—	132,578
Other comprehensive income (loss)	—	—	—	—	—	—	(4,514)	—	(4,514)
Preferred stock dividends(1)	—	—	—	—	—	(14,041)	—	—	(14,041)
Share-based compensation expense	—	—	—	—	12,049	—	—	—	12,049
Issuance of common stock under share-based-compensation arrangements	—	—	368,297	369	(675)	—	—	—	(306)
Balance, December 31, 2020	9,000,000	217,471	31,705,088	32,986	455,592	438,581	(5,764)	(21,780)	1,117,086
Net income	—	—	—	—	—	314,647	—	—	314,647
Other comprehensive income (loss)	—	—	—	—	—	—	784	—	784
Preferred stock dividends(1)	—	—	—	—	—	(11,693)	—	—	(11,693)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Sale of non-controlling interest in BMT (3)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (4)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (5)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	13,860	—	—	—	13,860
Issuance of common stock under share-based-compensation arrangements	—	—	1,735,968	1,736	21,454	—	—	—	23,190
Repurchase of common shares	—	—	(527,789)	—	—	—	—	(27,662)	(27,662)
Balance, December 31, 2021	5,700,000	137,794	32,913,267	34,722	542,391	705,732	(4,980)	(49,442)	1,366,217
Net income	—	—	—	—	—	228,034	—	—	228,034
Other comprehensive income (loss)	—	—	—	—	—	—	(158,116)	—	(158,116)
Preferred stock dividends(1)	—	—	—	—	—	(9,632)	—	—	(9,632)
Share-based compensation expense	—	—	—	—	14,080	—	—	—	14,080
Issuance of common stock under share-based-compensation arrangements	—	—	290,575	290	(4,750)	—	—	—	(4,460)
Repurchase of common shares	—	—	(830,145)	—	—	—	—	(33,162)	(33,162)
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
(1)Dividends per share of $1.693208, and $1.597395 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2022. Dividends per share of $1.041346, $1.075982, $1.474384, and $1.50 were declared on Series C, D, E, and F Preferred Stock, respectively, for the year ended December 31, 2021. Dividends per share of $1.58, $1.63, $1.61, and $1.50 were declared on Series C, D, E, and F Preferred Stock, respectively, for the year ended December 31, 2020.
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

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income from continuing operations	$228,034	$354,268	$143,039
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision (benefit) for credit losses	60,066	27,426	62,774
Depreciation and amortization	27,157	21,667	18,514
Share-based compensation expense	14,150	13,860	12,883
Deferred taxes	6,907	17,754	(15,852)
Net amortization (accretion) of investment securities premiums and discounts	1,482	1,884	(443)
Unrealized (gain) loss on investment securities	710	(2,720)	(1,447)
Net (gain) loss on sale of investment securities	23,164	(31,392)	(20,078)
Loss on sale of foreign subsidiaries	—	2,840	—
Impairment loss on fixed assets and leases	1,362	—	—
Unrealized (gain) loss on derivatives	(2,391)	(3,208)	3,951
Loss on cash flow hedge derivative terminations	—	24,467	—
Settlement of terminated cash flow hedge derivatives	—	(27,156)	—
Fair value adjustment on loans held for sale	—	(1,115)	2,565
(Gain) loss on sale of loans	(4,232)	(12,855)	(3,558)
Loss on sale of consumer installment loans	23,465	—	—
Origination and purchases of loans held for sale	(366,496)	(73,952)	(74,828)
Proceeds from the sales and repayments of loans held for sale	59,594	65,241	72,999
Amortization (accretion) of loan net deferred fees, discounts and premiums	(53,515)	(222,693)	(2,381)
Earnings on investment in bank-owned life insurance	(15,697)	(8,416)	(7,009)
(Increase) decrease in accrued interest receivable and other assets	(3,591)	46,655	(108,147)
Increase (decrease) in accrued interest payable and other liabilities	(20,994)	102,985	50,436
Net Cash Provided by (Used in) Continuing Operating Activities	(20,825)	295,540	133,418
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	464,060	317,046	236,101
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	59,507	—	—
Proceeds from sales of foreign subsidiaries	—	3,765	—
Proceeds from sales of investment securities available for sale	983,575	689,856	387,810
Purchases of investment securities available for sale	(1,357,354)	(3,626,377)	(1,201,913)
Origination of mortgage warehouse loans	(28,966,329)	(55,034,537)	(60,948,107)
Proceeds from repayments of mortgage warehouse loans	29,895,527	56,365,692	59,582,277
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	(1,933,109)	1,652,994	(4,220,617)
Proceeds from sale of loans and leases	136,920	398,015	26,362
Purchases of loans	(483,980)	(1,907,222)	(270,959)
Purchases of bank-owned life insurance	—	(46,462)	—
Proceeds from bank-owned life insurance	11,807	1,999	—
Net proceeds from sales of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(3,174)	6,784	12,846
Purchases of bank premises and equipment	(4,046)	(613)	(4,668)
Proceeds from sales of other real estate owned	—	45	97
Proceeds from sales of leased assets under lessor operating leases	7,485	10,092	—
Purchases of leased assets under lessor operating leases	(109,301)	(32,338)	(24,124)
Net Cash Provided by (Used in) Continuing Investing Activities	(1,298,412)	(1,201,261)	(6,424,895)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,379,029	5,467,995	2,660,993
Net increase (decrease) in short-term borrowed funds from the FHLB	(400,000)	(150,000)	—
Net increase (decrease) in federal funds purchased	(75,000)	(175,000)	(288,000)
Net increase (decrease) in borrowed funds from PPP Liquidity Facility	—	(4,415,016)	4,415,016
Proceeds from long-term borrowed funds from the FHLB	500,000	—	—
Proceeds from issuance of other long-term borrowings	—	98,799	—
Repayments of other borrowings	(100,000)	—	—
Redemption of preferred stock	—	(82,497)	—
Preferred stock dividends paid	(9,326)	(10,833)	(14,076)
Purchases of treasury stock	(33,162)	(27,662)	—
Payments of employee taxes withheld from share-based awards	(5,063)	(5,568)	(2,063)
Proceeds from issuance of common stock	533	27,762	923
Proceeds from sale of non-controlling interest in BMT	—	26,795	—
Net Cash Provided by (Used in) Continuing Financing Activities	1,257,011	754,775	6,772,793
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$(62,226)	$(150,946)	$481,316

		(continued)

	For the Years Ended December 31,
	2022	2021	2020
Discontinued Operations:
Net cash provided by (used in) operating activities	$—	$(24,376)	$18,605
Net cash provided by (used in) investing activities	—	—	(72)
Net cash provided by (used in) financing activities	—	—	(19,000)
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	—	(24,376)	(467)
Net Increase (Decrease) in Cash and Cash Equivalents	(62,226)	(175,322)	480,849
Cash and Cash Equivalents – Beginning Balance	518,032	693,354	212,505
Cash and Cash Equivalents – Ending Balance	$455,806	$518,032	$693,354

Supplementary Cash Flow Information:
Interest paid	$226,993	$107,916	$131,363
Income taxes paid	80,054	94,093	3,253
Noncash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$500,174	$—	$—
Purchases of investment securities held to maturity upon sale of consumer installment loans	400,001	—	—
Distribution of investment in BM Technologies common stock	—	32,983	—
Transfer of loans held for investment to held for sale	4,079	—	74,050
Transfer of loans held for sale to held for investment	—	55,684	—
Transfer of multifamily loans held for sale to held for investment	—	—	401,144
Unsettled purchases of investment securities	—	—	2,244

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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando and Jacksonville, Florida; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has seven full-service branches and provides commercial banking products, primarily loans and deposits. The Bank consolidated five branches into other existing locations in Southeastern Pennsylvania in 2022. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; Wilmington, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage companies, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc. ("BMT"), the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of Megalith Financial Acquisition Corp. ("MFAC"), pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company of Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile's serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT's historical financial results for periods prior to the divestiture are reflected in Customers’ consolidated financial statements as discontinued operations. BMT's operating results and associated cash flows have been presented as "Discontinued operations" within the accompanying consolidated financial statements and prior period amounts have been reclassified to conform with the current period presentation. Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Customers Bancorp and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank's wholly owned subsidiaries, BankMobile Technologies, Inc., Customers Commercial Finance, LLC ("CCF") and Devon Service PA LLC. All intercompany balances and transactions have been eliminated in consolidation. Customers divested BMT in January 2021. Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information. Customers divested CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in June 2021. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.

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
Cash and Cash Equivalents and Statements of Cash Flows
Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported on the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management's original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Commercial mortgage warehouse loans are classified as held for investment and presented as loans receivable, mortgage warehouse, at fair value, on the consolidated balance sheets and the cash flow activities associated with these commercial mortgage warehouse lending activities are reported as investing activities on the consolidated statements of cash flows.
Restrictions on Cash and Amounts due from Banks
The Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank of Philadelphia ("FRB"). Customers Bank generally maintains balances in excess of the required levels at the FRB. There were no required reserve balances at December 31, 2022 and 2021.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with the Accounting Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values with limited exceptions, as of the date of acquisition and are recognized separately from goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. Customers recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.
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

For AFS debt securities in an unrealized loss position, Customers first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the aforementioned criteria, Customers evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL on AFS securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL on AFS securities is recognized in other comprehensive income.
Changes in the ACL on AFS securities are recorded as provision, or reversal of provision for credit losses in the consolidated statement of income. Losses are charged against the ACL on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. ACL on HTM securities is a contra-asset valuation account, calculated in accordance with the ASC 326, Financial Instruments - Credit Losses ("ASC 326"), that is deducted from the amortized cost basis of HTM securities to present management's best estimate of the net amount expected to be collected. HTM securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the ACL on HTM securities will be reported as a component of provision, or reversal of provision for credit losses in the consolidated statement of income. The expected credit losses on HTM securities are determined on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner.
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

As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. At the date of designation as held for sale, any ACL is reversed into earnings and the loans to be sold is transferred to the held-for-sale portfolio at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Any subsequent lower of cost or fair value adjustments are recognized in non-interest income and as a valuation allowance adjustment. Similarly, if it is determined that a loan should be transferred from held for sale to held for investment, the valuation allowance (net of any write downs), is reversed into earnings and the loan is transferred at the amortized cost basis on the transfer date, which coincides with the date of change in management’s intent. An ACL, excluding the amounts already charged off, is also established for the loan at the date of transfer to held for investment portfolio.
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
Loans Receivable - Mortgage Warehouse, at Fair Value
Certain mortgage warehouse lending transactions subject to master repurchase agreements are reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans and receives proceeds directly from third party investors when the loans are sold into the secondary market. Commercial mortgage warehouse loans are classified as held for investment and presented as loans receivable, mortgage warehouse, at fair value, on the consolidated balance sheets. An ACL is not maintained on commercial mortgage warehouse loans reported at fair value.
Loans Receivable, PPP
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted on March 27, 2020, which included the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks at the outset of the COVID-19 pandemic. Customers is a participant in the PPP. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP loans authorized under the American Rescue Plan Act of 2021 had the same general loan terms as the first and second round, and a processing fee of up to $2,500 per loan of less than $50,000, and 1% to 3% for loans greater than $50,000. Customers classified the PPP loans as held for investment and these loans are carried at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. Customers has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these eligible loans are 100% guaranteed by the SBA. Refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
Loans and Leases Receivable
Loans and leases receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of an ACL and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan and lease origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans and leases using the level-yield method without anticipating prepayments. Customers amortizes these amounts over the contractual life of the loans and leases.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is well secured. When a loan or lease is placed on non-accrual status, unpaid accrued interest previously credited to interest income is reversed. Interest received on non-accrual loans and leases is generally applied against principal until all principal has been recovered. Thereafter, payments are recognized as interest income until all unpaid amounts have been received. Generally, loans and leases are restored to accrual status when the loan is brought current and has performed in accordance with the contractual terms for a minimum of six months, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Purchased Credit-Deteriorated Loans and Leases
Purchased credit-deteriorated ("PCD") assets are acquired individual loans and leases (or acquired groups of loans and leases with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. PCD loans and leases are recorded at their purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis. Changes in the current estimate of the ACL after acquisition from the estimated allowance previously recorded are reported in the statement of income as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. Purchased loans or leases that do not qualify as PCD assets are accounted for similar to originated assets, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the statement of income. Evidence that purchased loans and leases, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include loans and leases that are past-due, in non-accrual status, poor borrower credit score, recent loan-to-value percentages and other standard indicators (i.e., troubled debt restructurings, charge-offs, bankruptcy).
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
The ACL on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers' loan portfolio segments include commercial and consumer. Each of these two loan portfolio segments is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial segment is composed of commercial and industrial including specialty, multifamily, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer segment is primarily composed of residential real estate, manufactured housing and installment loan classes. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.
The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower industry and state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period, such as the GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index. After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. For certain loan portfolios with limited historical loss experience, Customers calibrates the modelled lifetime loss rates to peer or industry information. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the current expected credit losses ("CECL") impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:
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
Customers, as applicable, also qualitatively adjusts the model results for any uncertainty related to the economic forecasts used in the modelled credit loss estimates using multiple alternative scenarios other than the forecasted baseline scenario to arrive at a scenario or a composite scenario supporting the period-end ACL balance. This approach utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios. Customers has elected to not estimate an ACL on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for non-accruals loans or leases in a timely manner. Accrued interest receivable is presented as a separate financial statement line item in the consolidated balance sheet.
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
Commercial real estate and multifamily loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan, or the principal business conducted on the property securing the loan, to generate sufficient cash flows to service the debt. In addition, the underwriting considers the amount of the principal advanced relative to the property value. Commercial real estate and multifamily loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate and multifamily loans based on cash flow estimates, collateral valuation and risk-rating criteria. Customers also utilizes third-party experts to provide environmental and market valuations. Substantial effort is required to underwrite, monitor and evaluate commercial real estate and multifamily loans.
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
Installment loans consist primarily of unsecured loans to individuals which are originated through Customers' retail network or acquired through purchases from third parties, primarily market place lenders. None of the installment loans held for investment are sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Installment loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

Delinquency status and other borrower characteristics are used to monitor loans and leases and identify credit risks, and the allowance for credit losses are established based on the expected credit losses, adjusted for qualitative factors.
Charge-offs on commercial and industrial, construction, multifamily and commercial real estate loans and leases are recorded when management estimates that there are insufficient cash flows to repay the contractual loan obligation based upon financial information available and valuation of the underlying collateral. Shortfalls in the underlying collateral value for loans or leases determined to be collateral dependent are charged-off immediately.
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
Credit Quality Factors
Commercial and industrial, multifamily, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management's estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.
Allowance for Credit Losses on Lending-Related Commitments
Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Refer to NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK for additional information regarding Customers' ACL on lending related commitments.

Individually Assessed Loans and Leases
ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Customers, loans and leases which are identified to be individually assessed include troubled debt restructurings and collateral dependent loans. Factors considered by management in its assessment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For commercial loans, the ACL is generally determined using the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to sell the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using comparable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using comparable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
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
Section 4013 of the CARES Act, as amended by the CAA, and certain regulatory agencies issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 were not required to be treated as TDRs under U.S. GAAP. To qualify for TDR accounting and disclosure relief under the CARES Act, as amended, the applicable loan must not have been more than 30 days past due as of December 31, 2019 and the modification must be executed during the period beginning on March 1, 2020, and ended on January 1, 2022. The CARES Act applied to modifications made as a result of COVID-19 including: forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest. The interagency statement did not require the modification to be completed within a certain time period if it was related to COVID-19 and could be provided to borrowers either individually or as part of a loan modification program. Moreover, the interagency statement applied to short-term modifications (e.g. not more than six months deferral) including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19.
Customers applied Section 4013 of the CARES Act, as amended, and the interagency statement in connection with applicable modifications. For modifications that qualified under either the CARES Act, as amended, or the interagency statement, TDR accounting and reporting was suspended through January 1, 2022. These modifications generally involved principal and/or interest payment deferrals for a period of 90 days at a time and could be extended to six months or longer for modifications that qualified under the Section 4013 of the CARES Act, as amended, if requested by the borrower as long as the reason was still related to COVID-19. These modified loans were not reported as past due or nonaccrual during the deferral period. Refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information about COVID-19 related loan modifications.
Collateral Dependent Loans
Customers considers a loan to be collateral dependent when foreclosure of the underlying collateral is probable. Customers has also elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation of the collateral, or the fair value of collateral, less any estimated costs to sell, if repayment of the loan is expected to be provided through sale of the collateral, and the borrower is experiencing financial difficulty.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as customer relationships and non-compete agreements, are amortized over their estimated useful lives and are subject to impairment testing.
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
As part of its qualitative assessment, Customers reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. Customers also considered its own historical performance, expectations of future performance, indicative deal values and other trends specific to the banking and financial technology industries. Based on its qualitative assessment, Customers determined that there was no evidence of impairment on the balance of goodwill and other intangible assets. As of December 31, 2022 and 2021, goodwill and other intangible assets totaled $3.6 million and $3.7 million, respectively.
FHLB, Federal Reserve Bank and other restricted stock
FHLB, Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the FRB and Atlantic Community Bankers Bank and is carried at cost. Total restricted stock as of December 31, 2022 and 2021, was $74.2 million and $64.6 million, respectively, which included $38.0 million and $35.8 million, respectively, of FHLB stock.
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
Bank-Owned Life Insurance
Bank-owned life insurance ("BOLI") policies insure the lives of officers and team members of Customers and name Customers as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the BOLI policies are tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.
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
Lessee Operating Leases
A right-of-use ("ROU") asset and corresponding lease liability is recognized at the lease commencement date when Customers is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or Customers’ incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy expense within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. Refer to NOTE 9 – LEASES for additional information.
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
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. Refer to NOTE 16 – INCOME TAXES for additional information.
Share-Based Compensation
Share-based compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in earnings. The cost is measured based on the grant date fair value of the equity instruments issued. The Black-Scholes model is used to estimate the fair value of stock options. The closing market price of Customers’ common stock on the date of grant is used for restricted stock awards. The Monte-Carlo simulation model is used to estimate the fair value of performance based restricted stock awards with market conditions.

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
In 2014, the shareholders of Customers Bancorp approved an Employee Stock Purchase Plan ("ESPP"). Because the purchase price under the plan is 85% (a 15% discount to the market price) of the fair market value of a share of common stock on the first day of each quarterly subscription period, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. Refer to NOTE 15 – SHARE-BASED COMPENSATION for additional information.
Transfers of Financial Assets
Transfers of financial assets, including loan participations sold, are accounted for as sales when control over the assets has been surrendered (settlement date). Control over transferred assets is generally considered to have been surrendered when (i) the assets have been isolated from Customers, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Customers does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sale criteria are met, the transferred financial assets are removed from Customers' balance sheet, and a gain or loss on sale is recognized in the statement of income. If the sale criteria are not met, the transfer is recorded as a secured borrowing with the assets remaining on Customers' balance sheet, and the proceeds received from the transaction recognized as a liability.
Segment Information
Customers' chief operating decision makers allocate resources and assess performance for a single reportable segment. Customers' products and services are delivered predominately to commercial customers in Southeastern and Central Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., Illinois, Texas, Florida, North Carolina and other states through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies, financing to private debt and equity funds, businesses with mission critical software products and recurring software revenues and funded by well-known venture capital firms, equipment financing and SBA loans to small businesses. Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide through relationships with fintech companies.
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
In accordance with ASC 815, Customers records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest-rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. In addition, to qualify for the use of hedge accounting, a derivative must be highly effective at inception and expected to be continuously and highly effective in offsetting the risk being hedged. Customers may enter into derivative contracts that are intended to economically hedge certain of its risks; even though hedge accounting does not apply, or Customers elects not to apply hedge accounting.

Customers entered into pay-fixed interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest-rate swaps as cash flow hedges. The changes in the fair value of financial derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to financial derivatives are reclassified to interest expense as interest payments are made on Customers' variable-rate debt.
Customers entered into pay-fixed, receive variable interest rate derivatives designated as fair value hedges of certain AFS debt securities. Customers is exposed to changes in the fair value of certain of its fixed rate AFS debt securities due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Federal Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings.
In accordance with the Financial Accounting Standards Board's ("FASB") fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Refer to NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on AFS debt securities arising during the period and reclassification adjustments for realized gains and losses on AFS debt securities included in net income. Other comprehensive income (loss) also includes changes in fair value of financial derivatives designated and qualifying as cash flow hedges. Cash flow hedge amounts classified as comprehensive income are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Earnings per Share
Basic earnings per share ("EPS") represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes all potentially dilutive common shares outstanding during the period. Potential common shares that may be issued related to outstanding stock options, restricted stock units and warrants are determined using the treasury stock method. The treasury stock method assumes that the proceeds received for common shares that may be issued for outstanding stock options, restricted stock units, and warrants are used to repurchase the common shares in the market.
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

Accounting Standards adopted in 2020
Allowance for Credit Losses
On January 1, 2020, Customers adopted ASC 326, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, net investments in leases recognized by Customers as a lessor in accordance with ASC 842, Leases ("ASC 842") and HTM debt securities. CECL also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for AFS debt securities, which now requires credit losses to be presented as an allowance, rather than as a write-down on AFS debt securities that management does not intend to sell or believes that it is more likely than not they will not be required to sell.
Customers adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases, and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2019 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Customers recorded a net decrease to retained earnings of $61.5 million, net of deferred taxes of $21.5 million, and increases to allowance for credit losses on loans and leases of $79.8 million and lending-related commitments of $3.4 million, as of January 1, 2020 for the cumulative effect of adopting ASC 326. Customers adopted ASC 326 using the prospective transition approach for PCD financial assets that were previously classified as purchased credit-impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, Customers did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the ACL on PCD loans and leases. The remaining noncredit discount of $0.3 million, based on the adjusted amortized cost basis, is accreted into interest income at the effective interest rate as of January 1, 2020.

Other Accounting Standards Adopted in 2020 and 2021
During 2020 and 2021, Customers adopted the following FASB Accounting Standards Updates ("ASUs"), none of which had a material impact to Customers’ consolidated financial statements:

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
• Effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2024, as amended by ASU 2022-06.

• Customers adopted this guidance during adoption period for certain optional expedients.
• The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• As of December 31, 2022, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848) - Scope Issued January 2021
• Clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, including derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.
• Effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2024, as amended by ASU 2022-06.

• Customers adopted this guidance during adoption period for certain optional expedients.
• The adoption of this guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• As of December 31, 2022, Customers has not yet elected to apply optional expedients for certain contract modifications. However, we plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted in 2022
During 2022, Customers adopted the following ASUs, none of which had a material impact to Customers’ consolidated financial statements:

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

SEC Staff Accounting Bulletin ("SAB") No. 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users Issued March 2022	• Provides interpretive guidance regarding the SEC staff's views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
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
ASU 2022-06,
Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 and Amendments to the Definition of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap Rate

Issued December 2022

• Defers the sunset date of ASC 848 that provides optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, ASC 848 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, including derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.
• Amends the definition of the SOFR Overnight Index Swap Rate to any rate based on SOFR qualifies as a benchmark interest rate for purposes of applying fair value hedge accounting.
• Effective as of December 21, 2022 and ASC 848 can be adopted anytime during the period of January 1, 2020 through December 31, 2024.

• Customers adopted the guidance in ASC 848 during adoption period for certain optional expedients.
• The adoption of ASC 848 did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• As of December 31, 2022, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards adopted on January 1, 2023

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
• Customers adopted this guidance on January 1, 2023 using a modified retrospective transition method for TDR recognition and measurement.
• This guidance did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• Additional disclosures related to gross write-offs by year of origination and certain loan modifications to borrowers experiencing financial difficulty will be included in the consolidated financial statements beginning in the period for the three months ending March 31, 2023.

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
• Customers will adopt this guidance on January 1, 2024. This guidance is not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Discontinued operations:
Non-interest income	$—	$—	$66,271
Non-interest expense	—	20,354	80,069
Loss from discontinued operations before income tax expense (benefit)	—	(20,354)	(13,798)
Income tax expense (benefit)	—	19,267	(3,337)
Net loss from discontinued operations	$—	$(39,621)	$(10,461)
In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. Customers incurred expenses of $57.0 million and $59.5 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in net income from continuing operations during the years ended December 31, 2022 and 2021, respectively. Customers held $1.1 billion and $1.8 billion of deposits serviced by BM Technologies as of December 31, 2022 and 2021, respectively. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers' obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. The loan agreement with BM Technologies was terminated early in November 2021. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originates consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renews annually unless terminated by either party.

NOTE 4 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2022	2021	2020
Net income from continuing operations available to common shareholders	$218,402	$339,755	$128,998
Net loss from discontinued operations	—	(39,621)	(10,461)
Net income available to common shareholders	$218,402	$300,134	$118,537

Weighted-average number of common shares outstanding – basic	32,632,751	32,312,262	31,506,699
Share-based compensation plans	914,955	1,385,285	221,085
Weighted-average number of common shares – diluted	33,547,706	33,697,547	31,727,784

Basic earnings (loss) per common share from continuing operations	$6.69	$10.51	$4.09
Basic earnings (loss) per common share from discontinued operations	—	(1.22)	(0.33)
Basic earnings (loss) per common share	6.69	9.29	3.76

Diluted earnings (loss) per common share from continuing operations	$6.51	$10.08	$4.07
Diluted earnings (loss) per share from discontinued operations	—	(1.17)	(0.33)
Diluted earnings (loss) per share	6.51	8.91	3.74
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2022	2021	2020
Anti-dilutive securities:
Share-based compensation awards	348,454	567,443	828,835

NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022, 2021 and 2020. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance, December 31, 2019	$14,287	$(15,537)	$(1,250)
Current period:
Unrealized gains (losses) arising during period, before tax	32,273	(31,772)	501
Income tax effect	(8,390)	8,545	155
Other comprehensive income (loss) before reclassifications	23,883	(23,227)	656
Reclassification adjustments for losses (gains) included in net income, before tax	(20,078)	13,092	(6,986)
Income tax effect	5,220	(3,404)	1,816
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(14,858)	9,688	(5,170)
Net current-period other comprehensive income (loss)	9,025	(13,539)	(4,514)
Balance, December 31, 2020	23,312	(29,076)	(5,764)
Current period:
Unrealized gains (losses) arising during period, before tax	(6,841)	12,321	5,480
Income tax effect	1,779	(3,204)	(1,425)
Other comprehensive income (loss) before reclassifications	(5,062)	9,117	4,055
Reclassification adjustments for losses (gains) included in net income, before tax	(31,392)	26,972	(4,420)
Income tax effect	8,162	(7,013)	1,149
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(23,230)	19,959	(3,271)
Net current-period other comprehensive income (loss)	(28,292)	29,076	784
Balance, December 31, 2021	(4,980)	—	(4,980)
Current period:
Unrealized gains (losses) arising during period, before tax	(236,834)	—	(236,834)
Income tax effect	61,577	—	61,577
Other comprehensive income (loss) before reclassifications	(175,257)	—	(175,257)
Reclassification adjustments for losses (gains) included in net income, before tax	23,164	—	23,164
Income, tax effect	(6,023)	—	(6,023)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	17,141	—	17,141
Net current-period other comprehensive income (loss)	(158,116)	—	(158,116)
Balance, December 31, 2022	$(163,096)	$—	$(163,096)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as interest expense for the applicable hedged items or loss on cash flow hedge derivative terminations on the consolidated statements of income. Refer to NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information on derivatives designated as cash flow hedges terminated during the year ended December 31, 2021.

NOTE 6 – INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost and approximate fair value and allowance for credit losses of investment securities as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$169,170	$(578)	$—	$(8,050)	$160,542
Agency-guaranteed residential collateralized mortgage obligations	147,481	—	—	(13,617)	133,864
Collateralized loan obligations	896,992	—	88	(24,342)	872,738
Commercial mortgage-backed securities	142,222	—	1	(5,866)	136,357
Corporate notes	657,086	—	45	(61,878)	595,253
Private label collateralized mortgage obligations	1,125,583	—	308	(63,630)	1,062,261
Available for sale debt securities	$3,138,534	$(578)	$442	$(177,383)	2,961,015
Equity securities (3)					26,485
Total investment securities, at fair value					$2,987,500

	December 31, 2021 (1)
(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$297,291	$253	$(119)	$297,425
Agency-guaranteed residential mortgage-backed securities	9,865	—	(312)	9,553
Agency-guaranteed commercial mortgage-backed securities	2,162	—	(10)	2,152
Agency-guaranteed residential collateralized mortgage obligations	199,091	154	(2,315)	196,930
Agency-guaranteed commercial collateralized mortgage obligations	242,668	53	(3,877)	238,844
Collateralized loan obligations	1,067,770	247	(1,215)	1,066,802
Commercial mortgage-backed securities	149,054	53	(180)	148,927
Corporate notes	575,273	6,334	(1,561)	580,046
Private label collateralized mortgage obligations	1,248,142	333	(6,010)	1,242,465
State and political subdivision debt securities (2)	8,535	—	(104)	8,431
Available for sale debt securities	$3,799,851	$7,427	$(15,703)	3,791,575
Equity securities (3)				25,575
Total investment securities, at fair value				$3,817,150
(1)Accrued interest on AFS debt securities totaled $16.7 million and $11.0 million at December 31, 2022 and 2021, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes both taxable and non-taxable municipal securities.
(3)Includes perpetual preferred stock issued by domestic banks and bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and the CRA-qualified mutual fund shares at December 31, 2022 and 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
In 2019, Customers obtained ownership of certain interest-only GNMA securities that served as the primary collateral for loans made to one commercial mortgage warehouse customer through a Uniform Commercial Code private sale transaction. Upon acquisition, Customers elected the fair value option for these interest-only GNMA securities. These securities were sold for $15.4 million with a realized gain of $1.0 million during the year ended December 31, 2020.

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
Proceeds from the sale of AFS debt securities were $983.6 million, $689.9 million and $387.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Gross realized gains	$3,087	$31,392	$20,078
Gross realized losses	(26,251)	—	—
Net realized gain (loss) on sale of available for sale debt securities	$(23,164)	$31,392	$20,078
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$21,465	$21,499
Due after one year through five years	507,162	460,649
Due after five years through ten years	128,459	113,105
Asset-backed securities	169,170	160,542
Collateralized loan obligations	896,992	872,738
Commercial mortgage-backed securities	142,222	136,357
Agency-guaranteed residential collateralized mortgage obligations	147,481	133,864
Private label collateralized mortgage obligations	1,125,583	1,062,261
Total available for sale debt securities	$3,138,534	$2,961,015

Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$160,542	$(8,050)	$—	$—	$160,542	$(8,050)
Agency-guaranteed residential collateralized mortgage obligations	133,864	(13,617)	—	—	133,864	(13,617)
Collateralized loan obligations	386,701	(13,516)	315,270	(10,826)	701,971	(24,342)
Commercial mortgage-backed securities	39,828	(1,410)	93,005	(4,456)	132,833	(5,866)
Corporate notes	386,464	(36,119)	178,955	(25,759)	565,419	(61,878)
Private label collateralized mortgage obligations	478,096	(29,364)	314,332	(34,266)	792,428	(63,630)
Total	$1,585,495	$(102,076)	$901,562	$(75,307)	$2,487,057	$(177,383)

	December 31, 2021
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$54,753	$(119)	$—	$—	$54,753	$(119)
Agency-guaranteed residential mortgage-backed securities	9,554	(312)	—	—	9,554	(312)
Agency-guaranteed commercial mortgage-backed securities	2,152	(10)	—	—	2,152	(10)
Agency-guaranteed residential collateralized mortgage obligations	173,492	(2,315)	—	—	173,492	(2,315)
Agency-guaranteed commercial collateralized mortgage obligations	118,334	(3,877)	—	—	118,334	(3,877)
Collateralized loan obligations	715,250	(1,215)	—	—	715,250	(1,215)
Commercial mortgage-backed securities	122,597	(180)	—	—	122,597	(180)
Corporate notes	188,100	(1,561)	—	—	188,100	(1,561)
Private label collateralized mortgage obligations	632,091	(5,874)	6,818	(136)	638,909	(6,010)
State and political subdivision debt securities	8,430	(104)	—	—	8,430	(104)
Total	$2,024,753	$(15,567)	$6,818	$(136)	$2,031,571	$(15,703)
At December 31, 2022, there were 93 AFS debt securities with unrealized losses in the less-than-twelve-months category and 63 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for the four asset-backed securities where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 156 securities, and it is not more likely than not that Customers will be required to sell any of the 156 securities before recovery of the amortized cost basis. At December 31, 2021, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on four asset-backed securities where there was a deterioration in future estimated cash flows during the year ended December 31, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the period presented:

Asset-backed securities
(amounts in thousands)	For the Year Ended December 31, 2022
Balance at January 1,	$—
Credit losses on securities for which credit losses were not previously recorded	578
Balance at December 31,	$578
At December 31, 2022 and 2021, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of December 31, 2022 are summarized as follows:

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$361,107	$—	$361,107	$—	$(4,974)	$356,133
Agency-guaranteed residential mortgage-backed securities	7,189	—	7,189	—	(563)	$6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	—	1,928	—	(104)	$1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	—	204,495	—	(18,376)	$186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	—	151,711	—	(9,435)	$142,276
Private label collateralized mortgage obligations	113,829	—	113,829	—	(12,994)	$100,835
Total held to maturity debt securities	$840,259	$—	$840,259	$—	$(46,446)	$793,813
(1)Accrued interest on HTM debt securities totaled $1.0 million at December 31, 2022, and is included in accrued interest receivable on the consolidated balance sheet.
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
On September 30, 2022, Customers sold consumer installment loans with a carrying value of $521.8 million, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. As part of these sales, Customers recognized a loss on sale of $23.5 million in loss on sale of consumer installment loans within non-interest income in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sale price in the form of $400.0 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans, and receives a servicing fee.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIE to determine if it holds a variable interest in the VIE and, if so, if Customers is the primary beneficiary of the VIE. If Customers is both a variable interest holder and the primary beneficiary of the VIE, it would be required to consolidate the VIE. As of December 31, 2022, Customers concluded that its investment in asset-backed securities as well as the servicing fee are considered variable interests in the VIE as there is a possibility, even if remote, that would result in Customers' interest in the asset-backed securities or the servicing fee absorbing some of the losses of the VIE.

After concluding that Customers has one or more variable interests in the VIE, Customers must determine if it is the primary beneficiary of the VIE. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIE. Based on a review of the VIE activities, Customers concluded that the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIE. The conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIE, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreement between Customers and the VIE provides that the VIE has substantive kick-out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIE's substantive kick-out rights. As the activities which most significantly affect the performance of the VIE are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIE. Customers accounts for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet.
The following table presents HTM debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2022
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	361,107	356,133
Agency-guaranteed residential mortgage-backed securities	7,189	6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	142,276
Private label collateralized mortgage obligations	113,829	100,835
Total held to maturity debt securities	$840,259	$793,813
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at December 31, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization and therefore have zero expected credit losses. Customers recorded no allowance for its investment in the asset-backed securities related to the sale of consumer installment loans to a third-party sponsored VIE as of December 31, 2022. Customers considered the seniority of its beneficial interest, which includes its overcollateralization of these securities in the estimate of the ACL at December 31, 2022. The unrealized losses on HTM debt securities with no ACL were due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at December 31, 2022. The asset-backed securities classified as HTM debt securities in connection with the sale of the consumer installment loans to a third-party sponsored VIE are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities by evaluating the performance of the sold consumer installment loans against the overcollateralization available for these asset-backed securities.

The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	December 31, 2022
(amounts in thousands)	AAA	AA	A	BBB	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$—	$361,107	$361,107
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	7,189	$7,189
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1,928	$1,928
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	204,495	$204,495
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	151,711	$151,711
Private label collateralized mortgage obligations	63,066	7,109	34,405	9,249	—	$113,829
Total held to maturity debt securities	$63,066	$7,109	$34,405	$9,249	$726,430	$840,259
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At December 31, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At December 31, 2022 and 2021, Customers Bank had pledged investment securities, which were transferred from available for sale to held to maturity category in June 2022, aggregating $16.7 million and $11.3 million in fair value, respectively, as collateral primarily for unused lines of credit with another financial institution. The counterparty does not have the ability to sell or repledge these securities.
NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2022 and 2021 was as follows:

	December 31,
(amounts in thousands)	2022	2021
Commercial loans:
Multifamily loans, at lower of cost or fair value	$4,079	$—
Total commercial loans held for sale	4,079	—
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	322	15,747
Personal installment loans, at lower of cost or fair value	133,801	—
Other installment loans, at lower of cost or fair value	189,603	—
Total consumer loans held for sale	324,233	16,254
Loans held for sale	$328,312	$16,254
Total loans held for sale as of December 31, 2022 and 2021 included non-performing loans ("NPLs") of $6.2 million and $0.5 million, respectively.
During the year ended December 31, 2022, Customers purchased $200.0 million of a pool of medical loans included in other installment loans and originated $127.9 million of personal installment loans, which are classified as consumer installment loans held for sale and stated at lower of cost or fair value as Customers intends to sell the loans.

NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of December 31, 2022 and 2021:

	December 31,
(amounts in thousands)	2022	2021
Loans receivable, mortgage warehouse, at fair value	$1,323,312	$2,284,325
Loans receivable, PPP	998,153	3,250,008
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,412,887	2,403,991
Other commercial and industrial	1,259,943	1,020,792
Multifamily	2,213,019	1,486,308
Commercial real estate owner occupied	885,339	654,922
Commercial real estate non-owner occupied	1,290,730	1,121,238
Construction	162,009	198,981
Total commercial loans and leases receivable	11,223,927	6,886,232
Consumer:
Residential real estate	497,952	334,730
Manufactured housing	45,076	52,861
Installment:
Personal	964,641	1,392,862
Other	413,298	351,613
Total consumer loans receivable	1,920,967	2,132,066
Loans and leases receivable	13,144,894	9,018,298
Allowance for credit losses on loans and leases	(130,924)	(137,804)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,335,435	$14,414,827
(1)Includes direct finance equipment leases of $157.4 million and $146.5 million at December 31, 2022 and 2021, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(21.5) million and $(52.0) million at December 31, 2022 and 2021, respectively

Customers' total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $105.5 million and $81.6 million at December 31, 2022 and 2021, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2022 and 2021, there were $11.5 million and $38.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

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
At December 31, 2022 and 2021, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $1.0 billion and $3.3 billion of PPP loans outstanding as of December 31, 2022 and 2021, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $79.4 million, $279.2 million and $65.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
During the year ended December 31, 2022, $11.0 million of commercial and industrial loans originated under the PPP were subsequently determined to be ineligible for SBA forgiveness and guarantee. These loans were ultimately deemed uncollectible and charged off during the year ended December 31, 2022.
Customers engages third-party service providers in servicing some of the PPP loans. During the year ended December 31, 2022, Customers reached a court-approved settlement with one of the third party PPP service providers, and recorded a gain of $7.5 million in non-interest income within the consolidated statements of income.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2022 and 2021:

	December 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$3,123	$717	$1,415	$5,255	$6,667,575	$6,672,830
Multifamily	10,684	5,217	1,143	17,044	2,195,975	2,213,019
Commercial real estate owner occupied	5,173	—	2,704	7,877	877,462	885,339
Commercial real estate non-owner occupied	2,136	—	11	2,147	1,288,583	1,290,730
Construction	—	—	—	—	162,009	162,009
Residential real estate	5,208	1,157	3,158	9,523	488,429	497,952
Manufactured housing	901	537	3,346	4,784	40,292	45,076
Installment	11,246	7,942	9,527	28,715	1,349,224	1,377,939
Total	$38,471	$15,570	$21,304	$75,345	$13,069,549	$13,144,894

	December 31, 2021
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$2,093	$95	$5,929	$8,117	$3,416,666	$3,424,783
Multifamily	1,682	2,707	18,235	22,624	1,463,684	1,486,308
Commercial real estate owner occupied	287	—	1,304	1,591	653,331	654,922
Commercial real estate non-owner occupied	—	—	2,815	2,815	1,118,423	1,121,238
Construction	—	—	—	—	198,981	198,981
Residential real estate	4,655	789	4,390	9,834	324,896	334,730
Manufactured housing	2,308	768	4,949	8,025	44,836	52,861
Installment	7,349	4,295	3,783	15,427	1,729,048	1,744,475
Total	$18,374	$8,654	$41,405	$68,433	$8,949,865	$9,018,298
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $1.9 million and $1.4 million as of December 31, 2022 and 2021, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $1.0 billion, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022, and PPP loans of $3.3 billion, of which $6.3 million were 30-59 days past due and $21.8 million were 60 days or more past due as of December 31, 2021. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(4)Includes PCD loans of $8.3 million and $9.9 million at December 31, 2022 and 2021, respectively.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	December 31, 2022 (1)			December 31, 2021 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$1,731	$30	$1,761	$5,837	$259	$6,096
Multifamily	1,143	—	1,143	22,654	—	22,654
Commercial real estate owner occupied	2,768	—	2,768	2,475	—	2,475
Commercial real estate non-owner occupied	—	—	—	2,815	—	2,815
Residential real estate	6,922	—	6,922	7,727	—	7,727
Manufactured housing	—	2,410	2,410	—	3,563	3,563
Installment	—	9,527	9,527	—	3,783	3,783
Total	$12,564	$11,967	$24,531	$41,508	$7,605	$49,113
(1)    Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2022, 2021 and 2020. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the years ended December 31, 2022, 2021 and 2020.

Allowance for credit losses on loans and leases
The changes in the ACL for the years ended December 31, 2022, 2021 and 2020, and the loans and leases and ACL by loan and lease type are presented in the tables below. ACL as of December 31, 2022, 2021 and 2020 is calculated in accordance with the CECL methodology as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

Twelve months ended December 31, 2022	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (2)	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924

Twelve months ended December 31, 2021	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,550)	(1,132)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries	1,102	—	500	84	125	54	—	4,718	6,583
Provision (benefit) for credit losses on loans and leases	911	(7,011)	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804

Twelve months ended December 31, 2020	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
(amounts in thousands)
Ending Balance, December 31, 2019	$15,556	$6,157	$2,235	$6,243	$1,262	$3,218	$1,060	$20,648	$56,379
Cumulative effect of change in accounting principle	759	2,171	5,773	7,918	(98)	1,518	3,802	57,986	79,829
Charge-offs	(3,158)	—	(78)	(25,779)	—	(60)	—	(32,661)	(61,736)
Recoveries	3,019	—	28	1,293	128	86	—	2,376	6,930
Provision (benefit) for credit losses on loans and leases	(3,937)	4,292	1,554	29,777	4,579	(785)	328	26,966	62,774
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
(1)    Includes specialty lending.
(2)    Charge-offs for the year ended December 31, 2022 included $11.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

At December 31, 2022, the ACL was $130.9 million, a decrease of $6.9 million from the December 31, 2021 balance of $137.8 million. The decrease in ACL for the year ended December 31, 2022 resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth, deteriorating macroeconomic forecasts and increases in charge-offs primarily attributed to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of $7.9 million for a performing non-owner occupied commercial real estate loan that Customers decided to exit, and higher charge-offs in consumer installment loans and overdrawn deposit accounts. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information on the sale of consumer installment loans. At December 31, 2021, the ACL was $137.8 million, a decrease of $6.4 million from the December 31, 2020 balance of $144.2 million. The decrease in ACL for the year ended December 31, 2021 resulted primarily from a decrease in provision for credit losses from continuing improvement in macroeconomic forecasts since the COVID-19 pandemic began in early 2020, partially offset by increases in provision for credit losses and net charge-offs, mostly attributed to the consumer installment loan portfolio growth.
Troubled Debt Restructurings
At December 31, 2022, 2021 and 2020, there were $16.8 million, $16.5 million and $16.1 million, respectively, in loans reported as TDRs. TDRs are reported as impaired loans in the calendar year of their restructuring and are evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR may be returned to accrual status if it satisfies a minimum performance requirement of six months, however, it will remain classified as impaired. Generally, the Bank requires sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2022 and 2021, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gave entities temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offered practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic were TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2022 and 2021, there were no commercial or consumer deferments related to COVID-19. At December 31, 2021, there were no commercial deferments related to COVID-19 and consumer deferments related to COVID-19 were $6.1 million.
The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2022, 2021 and 2020. There were no modifications that involved forgiveness of debt for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Extensions of maturity	—	$—	—	$—	6	$385
Interest-rate reductions	18	582	17	622	35	1,479
Other (1)	241	2,748	185	2,875	80	1,813
Total	259	$3,330	202	$3,497	121	$3,677
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of December 31, 2022, 2021, and 2020 there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2022		December 31, 2021		December 31, 2020
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Installment	212	$2,206	21	$263	15	$226
Residential real estate	2	201	1	121	3	152
Manufactured housing	15	491	2	71	6	236
Total loans	229	$2,898	24	$455	24	$614
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.

Credit Quality Indicators
The ACL represents management's estimate of expected losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Commercial and industrial, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the commercial and industrial, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases.
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
PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA. Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable as of December 31, 2022 and 2021.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$3,206,250	$682,132	$242,516	$198,866	$56,572	$83,417	$2,066,349	$—	$6,536,102
Special mention	11,134	6,023	27,780	—	1,501	172	2,599	—	49,209
Substandard	—	22,917	967	8,431	6,713	39,554	8,937	—	87,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$3,217,384	$711,072	$271,263	$207,297	$64,786	$123,143	$2,077,885	$—	$6,672,830
Multifamily loans:
Pass	$1,260,544	$364,047	$130,656	$22,167	$112,212	$203,215	$—	$—	$2,092,841
Special mention	—	—	—	—	4,959	50,858	—	—	55,817
Substandard	—	1,500	—	—	—	62,861	—	—	64,361
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$1,260,544	$365,547	$130,656	$22,167	$117,171	$316,934	$—	$—	$2,213,019
Commercial real estate owner occupied loans:
Pass	$293,096	$220,515	$105,925	$90,752	$34,196	$121,616	$—	$—	$866,100
Special mention	—	—	—	—	134	1,841	—	—	1,975
Substandard	—	—	—	134	10,569	6,561	—	—	17,264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$293,096	$220,515	$105,925	$90,886	$44,899	$130,018	$—	$—	$885,339
Commercial real estate non-owner occupied:
Pass	$339,044	$119,304	$156,281	$73,827	$62,237	$386,235	$—	$—	$1,136,928
Special mention	—	—	21,211	—	—	10,617	—	—	31,828
Substandard	10,910	—	—	28,656	8,198	74,210	—	—	121,974
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate non-owner occupied loans	$349,954	$119,304	$177,492	$102,483	$70,435	$471,062	$—	$—	$1,290,730
Construction:
Pass	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Total commercial loans and leases receivable	$5,193,155	$1,452,552	$694,873	$451,477	$301,987	$1,050,269	$2,079,614	$—	$11,223,927
Residential real estate loans:
Performing	$162,217	$148,217	$7,224	$17,128	$10,739	$77,762	$67,782	$—	$491,069
Non-performing	271	366	238	441	1,425	3,357	785	—	6,883
Total residential real estate loans	$162,488	$148,583	$7,462	$17,569	$12,164	$81,119	$68,567	$—	$497,952
Manufactured housing loans:
Performing	$—	$—	$—	$213	$103	$41,918	$—	$—	$42,234
Non-performing	—	—	—	—	—	2,842	—	—	2,842
Total manufactured housing loans	$—	$—	$—	$213	$103	$44,760	$—	$—	$45,076
Installment loans:
Performing	$785,699	$305,729	$100,173	$100,570	$8,430	$782	$64,690	$—	$1,366,073
Non-performing	5,164	4,356	1,023	1,111	61	59	92	—	11,866
Total installment loans	$790,863	$310,085	$101,196	$101,681	$8,491	$841	$64,782	$—	$1,377,939
Total consumer loans	$953,351	$458,668	$108,658	$119,463	$20,758	$126,720	$133,349	$—	$1,920,967
Loans and leases receivable	$6,146,506	$1,911,220	$803,531	$570,940	$322,745	$1,176,989	$2,212,963	$—	$13,144,894

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2021
(amounts in thousands)	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$974,016	$337,045	$266,677	$86,691	$55,536	$89,860	$1,484,287	$—	$3,294,112
Special mention	476	1,408	3,325	4,904	36,252	92	14,662	—	61,119
Substandard	18,786	10,257	9,543	11,586	5,682	6,764	6,934	—	69,552
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$993,278	$348,710	$279,545	$103,181	$97,470	$96,716	$1,505,883	$—	$3,424,783
Multifamily loans:
Pass	$403,075	$133,452	$23,068	$209,070	$282,663	$316,491	$—	$—	$1,367,819
Special mention	—	—	—	9,936	18,489	28,776	—	—	57,201
Substandard	—	—	—	—	38,216	23,072	—	—	61,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$403,075	$133,452	$23,068	$219,006	$339,368	$368,339	$—	$—	$1,486,308
Commercial real estate owner occupied loans:
Pass	$213,102	$59,348	$124,626	$60,993	$58,073	$99,219	$672	$—	$616,033
Special mention	—	—	2,876	318	2,044	572	—	—	5,810
Substandard	—	—	3,750	9,682	8,824	10,823	—	—	33,079
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$213,102	$59,348	$131,252	$70,993	$68,941	$110,614	$672	$—	$654,922
Commercial real estate non-owner occupied:
Pass	$136,897	$149,898	$95,504	$66,040	$153,509	$310,435	$—	$—	$912,283
Special mention	—	21,694	11,113	9,373	43,215	20,540	—	—	105,935
Substandard	—	—	—	35,846	20,516	46,658	—	—	103,020
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$136,897	$171,592	$106,617	$111,259	$217,240	$377,633	$—	$—	$1,121,238
Construction:
Pass	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$57,105	$49,199	$77,622	$4,828	$—	$9,414	$813	$—	$198,981
Total commercial loans and leases receivable	$1,803,457	$762,301	$618,104	$509,267	$723,019	$962,716	$1,507,368	$—	$6,886,232
Residential real estate loans:
Performing	$107,854	$8,251	$21,096	$11,389	$6,707	$84,035	$87,438	$—	$326,770
Non-performing	—	—	335	1,015	669	3,587	2,354	—	7,960
Total residential real estate loans	$107,854	$8,251	$21,431	$12,404	$7,376	$87,622	$89,792	$—	$334,730
Manufactured housing loans:
Performing	$—	$—	$253	$299	$73	$47,537	$—	$—	$48,162
Non-performing	—	—	—	—	—	4,699	—	—	4,699
Total manufactured housing loans	$—	$—	$253	$299	$73	$52,236	$—	$—	$52,861
Installment loans:
Performing	$973,525	$390,788	$341,582	$31,481	$1,601	$1,016	$25	$—	$1,740,018
Non-performing	1,162	1,002	2,074	156	2	61	—	—	4,457
Total installment loans	$974,687	$391,790	$343,656	$31,637	$1,603	$1,077	$25	$—	$1,744,475
Total consumer loans	$1,082,541	$400,041	$365,340	$44,340	$9,052	$140,935	$89,817	$—	$2,132,066
Loans and leases receivable	$2,885,998	$1,162,342	$983,444	$553,607	$732,071	$1,103,651	$1,597,185	$—	$9,018,298

Loan Purchases and Sales
Purchases and sales of loans were as follows for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Purchases (1)
Other commercial and industrial	$2,975	$—	$—
Loans receivable, PPP	—	1,536,213	—
Residential real estate	207,251	92,939	495
Personal installment (2)	123,785	178,970	108,226
Other installment (2)	149,969	99,100	161,458
Total	$483,980	$1,907,222	$270,179
Sales (3)
Specialty lending	$2,200	$—	$—
Other commercial and industrial (4)	22,880	47,142	6,940
Multifamily	2,879	36,900	—
Commercial real estate owner occupied (4)	8,960	19,420	—
Commercial real estate non-owner occupied	—	18,366	17,600
Residential real estate	—	63,932	—
Personal installment (5)	500,001	212,255	—
Other installment	—	—	1,822
Total	$536,920	$398,015	$26,362
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 99.1%, 100.8% and 100.3% of the loans' unpaid principal balance for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Installment loan purchases for the years ended December 31, 2022, 2021 and 2020 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2022, 2021 and 2020, loan sales resulted in net losses of $20.3 million and net gains of $12.9 million and $2.0 million, respectively, included in gain (loss) on sale of SBA and other loans and in loss on sale of consumer installment loans (refer to (5) below) in the consolidated statements of income.
(4)Primarily sales of SBA loans.
(5)During the year ended December 31, 2022, Customers sold $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to "NOTE 6 – INVESTMENT SECURITIES" for additional information.
Loans Pledged as Collateral
Customers has pledged eligible real estate and commercial and industrial loans as collateral for borrowings from the FHLB and FRB in the amount of $7.1 billion and $3.7 billion at December 31, 2022 and 2021, respectively. No PPP loans were pledged to the FRB in accordance with borrowing from the PPP Liquidity Facility ("PPPLF") at December 31, 2022 and 2021.
NOTE 9 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices ("LPOs"), and administrative offices, with remaining lease terms ranging between four months and seven years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the Consumer Price Index ("CPI"). Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2022	December 31, 2021
ASSETS
Operating lease ROU assets	Other assets	$16,133	$12,677
LIABILITIES
Operating lease liabilities	Other liabilities	$19,046	$14,524
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	2022	2021	2020
Operating lease cost (1)(2)	Occupancy expenses	$4,758	$4,545	$5,298
(1)    There were no variable lease costs for the years ended December 31, 2022, 2021 and 2020, and sublease income for operating leases was immaterial.
(2)    Excludes operating leases of BMT included in loss from discontinued operations.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2022:

(amounts in thousands)	December 31, 2022
2023	$5,350
2024	4,358
2025	3,291
2026	2,465
2027	1,941
Thereafter	3,075
Total minimum payments	20,480
Less: interest	1,434
Present value of lease liabilities	$19,046
Customers does not have leases where it is involved with the construction or design of an underlying asset. Customers has a signed lease that has not yet commenced as of December 31, 2022 with future minimum lease payments of $4.2 million. Cash paid pursuant to operating lease liabilities was $5.0 million, $4.9 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	5.1 years	3.9 years

Weighted average discount rate
Operating leases	2.85%	2.74%
Equipment Lessor
CCF is a wholly-owned subsidiary of Customers Bank and is referred to as the Equipment Finance Group. The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Lease terms typically range from 24 months to 120 months. The Equipment Finance Group offers the following lease products: Loans, Capital Lease, Purchase Upon Termination ("PUT"), Terminal Rental Adjustment Clause ("TRAC"), Split-TRAC, and Fair Market Value ("FMV"). Direct finance equipment leases are included in commercial and industrial loans and leases receivable.

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
Leased assets under operating leases are carried at amortized cost, net of accumulated depreciation and any impairment charges, and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its operating leased assets for impairment. An impairment loss is recognized if the carrying amount of the operating leased asset exceeds its fair value and is not recoverable. The carrying amount of operating leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2022 and 2021:

(amounts in thousands)	Classification	December 31, 2022	December 31, 2021
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$140,182	$134,855
Guaranteed residual assets	Loans and leases receivable	12,370	11,397
Unguaranteed residual assets	Loans and leases receivable	7,555	5,665
Deferred initial direct costs	Loans and leases receivable	667	448
Unearned income	Loans and leases receivable	(3,404)	(5,383)
Net investment in direct financing leases		$157,370	$146,982

Operating leases
Investment in operating leases	Other assets	$248,454	$158,135
Accumulated depreciation	Other assets	(52,585)	(40,749)
Deferred initial direct costs	Other assets	1,461	872
Net investment in operating leases		197,330	118,258
Total lease assets		$354,700	$265,240
Maturities of operating and direct financing lease receivables were as follows at December 31, 2022:

(amounts in thousands)	Operating leases	Direct financing leases
2023	$35,386	$38,653
2024	31,887	32,796
2025	28,564	24,613
2026	24,177	18,775
2027	16,233	14,954
Thereafter	13,104	11,563
Total lease payments	$149,351	141,354
Less: interest		1,172
Present value of lease receivables		$140,182

NOTE 10 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2022 and 2021 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2022	2021
Leasehold improvements	3 to 25 years	$13,514	$16,020
Furniture, fixtures and equipment	5 to 10 years	6,082	6,063
IT equipment	3 to 5 years	9,389	7,881
Automobiles	3 to 5 years	398	831
		29,383	30,795
Accumulated depreciation and amortization		(20,358)	(21,905)
Total		$9,025	$8,890
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $3.3 million, $2.3 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 11 – DEPOSITS
The components of deposits at December 31, 2022 and 2021 were as follows:

	December 31,
(amounts in thousands)	2022	2021
Demand, non-interest bearing	$1,885,045	$4,459,790
Demand, interest bearing	8,476,027	6,488,406
Savings, including money market deposit accounts	3,546,015	5,322,390
Time	4,249,866	507,338
Total deposits	$18,156,953	$16,777,924
The scheduled maturities for time deposits at December 31, 2022 were as follows:

(amounts in thousands)	December 31, 2022
2023	$3,389,296
2024	855,876
2025	1,982
2026	1,197
2027	1,210
Thereafter	305
Total time deposits	$4,249,866
Time deposits greater than the FDIC limit of $250,000 totaled $85.5 million and $259.0 million at December 31, 2022 and 2021, respectively.
Included in the demand, interest bearing balances above were $553.2 million and $1.7 billion of brokered demand deposits at December 31, 2022 and 2021, respectively. Included in the savings and money market deposit account ("MMDA") balances above were $415.7 million and $480.5 million of brokered money market deposits at December 31, 2022 and 2021, respectively. Included in time deposits above were $4.0 billion of brokered time deposits at December 31, 2022. There were no brokered time deposits included in time deposits above as of December 31, 2021.
Demand deposit overdrafts reclassified as loans were $3.7 million and $2.8 million at December 31, 2022 and 2021, respectively.

NOTE 12 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$300,000	4.54%	$700,000	0.26%
Federal funds purchased	—	—%	75,000	0.05%
Total short-term debt	$300,000		$775,000
The following is a summary of additional information relating to Customers' short-term debt:

	December 31,
(dollars in thousands)	2022	2021	2020
FHLB advances
Maximum outstanding at any month end	$775,000	$850,000	$910,000
Average balance during the year	144,918	264,704	809,788
Weighted-average interest rate during the year	1.07%	2.35%	2.31%
Federal funds purchased
Maximum outstanding at any month end	895,000	365,000	842,000
Average balance during the year	349,581	22,110	239,481
Weighted-average interest rate during the year	1.66%	0.07%	0.19%
At December 31, 2022 and 2021, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion and $1.3 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2022 and 2021 were as follows:

	December 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)	$500,000	3.37%	$—	—%
Total long-term FHLB and FRB advances	$500,000		$—
(1)    Amounts reported in the above table include long-term advances from FHLB of $250.0 million with a fixed rate of 3.44% and maturity of June 2024 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and $250.0 million with a fixed rate of 3.30% and maturity of June 2027.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2022 and 2021 was as follows:

	December 31,
(amounts in thousands)	2022	2021
Total maximum borrowing capacity with the FHLB	$3,241,120	$2,973,635
Total maximum borrowing capacity with the FRB (1)	2,510,189	183,052
Qualifying loans serving as collateral against FHLB and FRB advances (1)	7,142,865	3,594,339

(1)Amounts reported in the above table exclude borrowings under the PPPLF, which are limited to the unpaid principal balance of the loans originated under the PPP. Under the PPPLF, Federal Reserve Banks extended non-recourse loans to institutions that were eligible to make PPP loans. Only PPP loans that are guaranteed by the SBA pursuant to the PPP, with respect to both principal and interest that are originated or purchased by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. During the year ended December 31, 2021, Customers repaid the PPPLF advances. No new advances are available from the PPPLF after July 30, 2021. Customers had no borrowings under the PPPLF at December 31, 2022 and 2021.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at December 31, 2022 and 2021 were as follows:

		December 31,
(dollars in thousands)		2022	2021
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,788	$98,642	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,792	24,672	4.500%	25,000	September 2019	September 2024	100.000%
Customers Bancorp	Senior	—	99,772	3.950%	100,000	June 2017	June 2022	99.775%
Total other borrowings		$123,580	$223,086

Customers Bancorp	Subordinated (2)(3)	$72,585	$72,403	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,367	109,270	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$181,952	$181,673
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
NOTE 13 – SHAREHOLDERS’ EQUITY
Common Stock
During 2022, 2021 and 2020, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
On August 25, 2021, the Board of Directors of Customers Bancorp authorized a new share repurchase program (the “Share Repurchase Program”) to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended for one additional year to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 830,145 shares of its common stock for $33.2 million and 527,789 shares for $27.7 million under the Share Repurchase Program during the years ended December 31, 2022 and 2021, respectively.
Preferred Stock
As of December 31, 2022, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. During 2022, 2021 and 2020, Customers Bancorp did not issue any preferred stock.

The table below summarizes Customers' issuances of preferred stock and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2022
Fixed-to-floating rate:	Issue Date	2022	2021	2022	2021
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$1.69
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.60
Totals		5,700,000	5,700,000	$137,794	$137,794
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
The Series E and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp's option. Customers Bancorp may redeem the Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2021, for the Series E Preferred Stock and December 15, 2021, for the Series F Preferred Stock or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve Board. The Series E and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series E and Series F Preferred Stock do not have any voting rights.
NOTE 14 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual IRS statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Customers' employer contributions for the years ended December 31, 2022, 2021 and 2020 were $2.3 million, $2.1 million, and $2.0 million, respectively. In 2021, the 401(k) plan became a multiple employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering the full-time employees of Customers and BM Technologies.
Supplemental Executive Retirement Plans
Customers entered into a supplemental executive retirement plan ("SERP") with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns. The present value of the amount owed as of December 31, 2022 and 2021 was $6.0 million and $7.7 million, respectively, and was included in other liabilities.
During the years ended December 31, 2022 and 2021, Customers entered into additional SERPs with several senior executives that provide lifetime retirement benefits upon reaching the age of 65 or when the executives terminate employment; early termination benefits; change in control benefits; and certain disability and death benefits as described in these SERPs. These SERPs are deferred-compensation arrangements that are designed to provide benefits based on the account value of the annuity contracts purchased by Customers to fund its obligations under the SERPs. The present value of the amount owed under these SERPs as of December 31, 2022 and 2021was $0.6 million and $0.2 million, respectively, and was included in other liabilities.

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
The 2019, 2010 and 2004 Plans are administered by the Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. During the year ended December 31, 2022, the shareholders of Customers Bancorp approved an amendment to the 2019 Plan increasing the number of shares of common stock to be issued by additional 330,000 shares. The maximum number of shares of common stock which may be issued under the 2019 Plan, as amended, is 1,830,000 shares. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. During the year ended December 31, 2020, Customers granted an initial inducement award of 300,000 restricted stock units in connection with an executive appointment, outside of the 2019 and 2004 Plans and approved by the independent members of Customers Board of Directors including all of the members of its Compensation Committee. The 2010 and 2004 Plans have been terminated by December 31, 2021 in accordance with the respective plan agreements. At December 31, 2022, the aggregate number of shares of common stock available for grant under the 2019 Plan was 540,524 shares.
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
Vesting is accelerated in the event of involuntary termination other than for cause, retirement at or after age 65, death, termination on account of disability or a change in control of Customers. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP did not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2022, non-vested restricted stock units outstanding under this plan totaled 5,188.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $11.0 million, $12.6 million and $11.6 million, respectively. At December 31, 2022, there was $15.9 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2026.
As described in NOTE 3 – DISCONTINUED OPERATIONS, Customers recognized share-based compensation expense of $0.8 million for restricted stock units granted to certain team members of BMT that vested upon divestiture of BMT, included within loss from discontinued operations for the year ended December 31, 2021.

Employee Stock Purchase Plan
In 2014, the shareholders of Customers Bancorp approved the ESPP. The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Compensation Committee of Customers Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers' common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers' ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for the years ended December 31, 2022, 2021 and 2020 was $192 thousand, $115 thousand, and $140 thousand, respectively.
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
The exercise price for the options granted was equal to the closing price of Customers Bancorp's common stock on the date of grant. The options issued are subject to a three or five-year waterfall or cliff vesting and expire after ten years. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock during the year ended December 31, 2022. During the year ended December 31, 2021, options to purchase an aggregate of 720,000 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp's voting common stock on the date of grant. The options issued are subject to a five-year cliff vesting and expire after ten years. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock during the year ended December 31, 2020.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average risk-free interest rate	—%	1.09%	—%
Expected dividend yield	—%	0.00%	—%
Weighted-average expected volatility	—%	41.78%	—%
Weighted-average expected life (in years)	0	7.0	0
Weighted-average fair value of each option granted	$—	$13.24	$—
The following table summarizes stock option activity for the year ended December 31, 2022:

(dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2021	1,523,481	$26.37
Granted	—	—
Exercised	(29,468)	18.22		$800
Expired	—	—
Forfeited	(5,431)	19.28
Outstanding, December 31, 2022	1,488,582	$26.56	6.0	$3,777
Exercisable at December 31, 2022	865,156	$24.39	4.5	$3,429
Cash received from the exercise of the stock options during the year ended December 31, 2022 was $0.5 million. The tax benefit resulting from option exercises was $0.1 million in 2022.

A summary of the status of Customers' non-vested options at December 31, 2022, and changes during the year ended December 31, 2022 was as follows:

	Number of Options	Weighted- Average exercise price
Non-vested at December 31, 2021	1,329,125	$27.69
Granted	—	—
Vested	(705,699)	26.02
Expired	—	—
Forfeited	—	—
Non-vested at December 31, 2022	623,426	29.58
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 and 2004 Plans is determined based on the closing market price of Customers' common stock on the date of grant, except for the performance based restricted stock units with market conditions under a long-term incentive compensation plan discussed below. The fair value of the performance based restricted stock units with market conditions is determined using the Monte-Carlo simulation model as of the date of grant. The fair value of restricted stock units granted under the BRRP was measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
Beginning in 2018, the Compensation Committee recommended and the Board of Directors approved a new long-term incentive compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers' key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The number of restricted stock units that will vest for the remaining 60% is dependent upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average non-performing assets ("NPAs") to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 175,299 restricted stock units granted during the year ended December 31, 2022. The 175,299 units were granted under the 2019 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 25,215 of those units also subject to the performance metrics described above.
The table below presents the status of the restricted stock units at December 31, 2022, and changes during the year ended December 31, 2022:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2021	926,244	$22.16
Granted	175,299	50.07
Vested	(288,325)	23.11
Forfeited	(35,065)	32.11
Outstanding and unvested at December 31, 2022	778,153	27.39
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2022, Customers issued 39,173 shares of common stock with a fair value of $1.6 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.

NOTE 16 – INCOME TAXES
The components of income tax expense from continuing operations were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Current
Federal	$37,476	$50,971	$30,158
State	18,880	18,215	10,825
Total current expense	56,356	69,186	40,983

Deferred
Federal	7,249	14,957	4,882
State	(342)	2,797	852
Total deferred expense	6,907	17,754	5,734
Income tax expense	$63,263	$86,940	$46,717
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2022, 2021, and 2020, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$61,173	21.00%	$92,654	21.00%	$39,849	21.00%
State income tax, net of federal benefit	9,184	3.15	16,863	3.82	9,225	4.86
Tax-exempt interest, net of disallowance	(650)	(0.22)	(670)	(0.15)	(492)	(0.26)
Bank-owned life insurance	(3,084)	(1.06)	(1,927)	(0.44)	(1,579)	(0.83)
Tax credits, net of basis reduction	(8,644)	(2.97)	(11,284)	(2.92)	(1,062)	(0.61)
Equity-based compensation	(2,293)	(0.79)	(8,237)	(1.87)	185	0.10
Non-deductible executive compensation	2,074	0.71	3,195	0.72	454	0.24
Unrecorded basis difference in foreign subsidiaries	—	—	—	—	(304)	(0.16)
Recorded basis difference in foreign subsidiaries	—	—	(4,217)	(1.00)	—	—
Unrecognized tax benefits	3,633	1.25	—	—	—	—
Other	1,870	0.65	563	0.54	441	0.28
Effective income tax rate	$63,263	21.72%	$86,940	19.70%	$46,717	24.62%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2022 and 2021:

	December 31,
(amounts in thousands)	2022	2021
Deferred tax assets
Allowance for credit losses on loans and leases	$33,463	$36,111
Net operating losses	734	825
Compensation and benefits	7,748	8,356
Net deferred loan fees and costs	11,330	—
Lease liability	4,868	3,806
Net unrealized losses on securities	57,302	1,748
Accrued severance	4,741	4,740
Other	3,569	3,080
Total deferred tax assets	123,755	58,666
Deferred tax liabilities
Net deferred loan fees and costs	—	(6,405)
Tax qualified lease adjustments	(71,860)	(50,605)
Right of use asset	(4,122)	(3,321)
Other	(1,964)	(1,173)
Total deferred tax liabilities	(77,946)	(61,504)
Net deferred tax asset (liability)	$45,809	$(2,838)
The net deferred tax asset (liability) is recorded in other assets or accrued interest payable and other liabilities at December 31, 2022 and 2021.
Customers had approximately $3.5 million of federal and state net operating loss carryovers subject to the annual limitation under the Internal Revenue Code Section 382 at December 31, 2022, that begin to expire in 2028.
The following table presents changes in unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Balance at January 1,	$—	$—	$—
Increases related to prior year tax positions	1,221	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	2,844	—	—
Settlements	—	—	—
Lapse of statute	—	—	—
Balance at December 31,	$4,065	$—	$—
As of December 31, 2022, all of Customers unrecognized tax benefits, if recognized, would impact the effective tax rate. Not included in the table above is $1.1 million of federal income tax benefit on unrecognized state tax benefits recognized in deferred taxes which could also impact the effective tax rate. Customers recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. During the year ended December 31, 2022, Customers recognized $1.4 million of interest related to unrecognized tax benefits in income tax expense.

Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2019, with the exception of New York State and New York City. In January 2023, Customers settled the audit examination with New York State. It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease over the next twelve months due to the completion of tax authorities' examinations or the expiration of statutes of limitations. While the net effect on the total unrecognized tax benefits during the next twelve months cannot be reasonably estimated, Customers expects a $1.3 million reduction in unrecognized tax benefits in 2023 due to the settlement of the New York State examination, of which $0.6 million will affect the effective tax rate.
NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the years ended December 31, 2022, 2021 and 2020. None of these transactions involved amounts in excess of 5% of Customers' total shareholders' equity at December 31, 2022, 2021 and 2020. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

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
As of December 31, 2022 and 2021, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2022	2021
Commitments to fund loans and leases	$156,824	$321,473
Unfunded commitments to fund mortgage warehouse loans	2,371,828	2,732,258
Unfunded commitments under lines of credit and credit cards	3,716,036	1,535,573
Letters of credit	28,439	25,646
Other unused commitments	16,325	875
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
Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. The current amount of liabilities as of December 31, 2022 and 2021 for guarantees under standby letters of credit issued was not material.
Allowance For Credit Losses on Lending- Related Commitments
As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses of $0.9 million during the year ended December 31, 2022 resulting in an ACL of $3.0 million as of December 31, 2022. Customers recognized a benefit to provision for credit losses of $0.2 million during the year ended December 31, 2021 resulting in an ACL of $2.1 million as of December 31, 2021. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
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
In first quarter 2020, the U.S. federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2022, our regulatory capital ratios reflected 75%, or $46.2 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2022 and 2021, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
December 31, 2021
Common equity Tier 1 (to risk-weighted assets)
Customers Bancorp, Inc.	$1,291,270	9.981%	$582,179	4.500%	N/A	N/A	$905,611	7.000%
Customers Bank	$1,526,583	11.825%	$580,943	4.500%	$839,140	6.500%	$903,689	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,429,063	11.046%	$776,238	6.000%	N/A	N/A	$1,099,671	8.500%
Customers Bank	$1,526,583	11.825%	$774,591	6.000%	$1,032,788	8.000%	$1,097,337	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,667,395	12.888%	$1,034,984	8.000%	N/A	N/A	$1,358,417	10.500%
Customers Bank	$1,692,512	13.110%	$1,032,788	8.000%	$1,290,985	10.000%	$1,355,534	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,429,063	7.413%	$771,084	4.000%	N/A	N/A	$771,084	4.000%
Customers Bank	$1,526,583	7.925%	$770,528	4.000%	$963,160	5.000%	$770,528	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2022 and 2021:
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
Derivative assets and liabilities are presented in other assets and accrued interest payable and other liabilities on the consolidated balance sheet.
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

The estimated fair values of Customers’ financial instruments at December 31, 2022 and 2021 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2022
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$455,806	$455,806	$455,806	$—	$—
Debt securities, available for sale	2,961,015	2,961,015	—	2,887,749	73,266
Debt securities, held to maturity	840,259	793,813	—	437,680	356,133
Loans held for sale	328,312	328,312	—	322	327,990
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,890,823	—	1,323,312	13,567,511
FHLB, Federal Reserve Bank, and other restricted stock	74,196	74,196	—	74,196	—
Derivatives	44,435	44,435	—	44,380	55
Liabilities:
Deposits	$18,156,953	$18,127,338	$13,907,087	$4,220,251	$—
FHLB advances	800,000	781,113	—	781,113	—
Other borrowings	123,580	108,081	—	108,081	—
Subordinated debt	181,952	168,441	—	168,441	—
Derivatives	42,106	42,106	—	42,106	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2021
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$518,032	$518,032	$518,032	$—	$—
Debt securities, available for sale	3,791,575	3,791,575	—	3,648,690	142,885
Loans held for sale	16,254	16,254	—	15,747	507
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,414,827	14,207,811	—	2,284,325	11,923,486
FHLB, Federal Reserve Bank, and other restricted stock	64,584	64,584	—	64,584	—
Derivatives	27,295	27,295	—	27,116	179
Liabilities:
Deposits	$16,777,924	$16,777,236	$16,270,586	$506,650	$—
Federal funds purchased	75,000	75,000	75,000	—	—
FHLB advances	700,000	700,000	—	700,000	—
Other borrowings	223,086	226,585	—	226,585	—
Subordinated debt	181,673	204,782	—	204,782	—
Derivatives	26,544	26,544	—	26,544	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$87,276	$73,266	$160,542
Agency-guaranteed residential collateralized mortgage obligations	—	133,864	—	133,864
Collateralized loan obligations	—	872,738	—	872,738
Commercial mortgage-backed securities	—	136,357	—	136,357
Corporate notes	—	595,253	—	595,253
Private label collateralized mortgage obligations	—	1,062,261	—	1,062,261
Derivatives	—	44,380	55	44,435
Loans held for sale – fair value option	—	322	—	322
Loans receivable, mortgage warehouse – fair value option	—	1,323,312	—	1,323,312
Total assets – recurring fair value measurements	$—	$4,255,763	$73,321	$4,329,084
Liabilities
Derivatives	$—	$42,106	$—	$42,106
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,819	$4,819
Total assets – nonrecurring fair value measurements	$—	$—	$4,819	$4,819

	December 31, 2021
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$154,540	$142,885	$297,425
Agency-guaranteed residential mortgage-backed securities	—	9,553	—	9,553
Agency-guaranteed commercial mortgage-backed securities	—	2,152	—	2,152
Agency-guaranteed residential collateralized mortgage obligations	—	196,930	—	196,930
Agency-guaranteed commercial collateralized mortgage obligations	—	238,844	—	238,844
Collateralized loan obligations	—	1,066,802	—	1,066,802
Commercial mortgage-backed securities	—	148,927	—	148,927
Corporate notes	—	580,046	—	580,046
Private label collateralized mortgage obligations	—	1,242,465	—	1,242,465
State and political subdivision debt securities	—	8,431	—	8,431
Derivatives	—	27,116	179	27,295
Loans held for sale – fair value option	—	15,747	—	15,747
Loans receivable, mortgage warehouse – fair value option	—	2,284,325	—	2,284,325
Total assets - recurring fair value measurements	$—	$5,975,878	$143,064	$6,118,942
Liabilities
Derivatives	$—	$26,544	$—	$26,544
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,121	$5,121
Total assets – nonrecurring fair value measurements	$—	$—	$5,121	$5,121
The changes in residential mortgage loan commitments (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 are summarized as follows in the table below. Additional information about residential mortgage loan commitments can be found in NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

	Residential Mortgage Loan Commitments
	For the Years Ended December 31,
(amounts in thousands)	2022	2021
Balance at January 1,	$179	$200
Issuances	343	839
Settlements	(467)	(860)
Balance at December 31,	$55	$179

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 are summarized in the table below.

	Asset-backed securities
	For the Years Ended December 31,
(amounts in thousands)	2022	2021
Balance at January 1,	$142,885	$—
Purchases	—	142,885
Principal payments and premium amortization	(64,181)	—
Increase in allowance for credit losses	(1,604)	—
Decrease in allowance for credit losses	1,026	—
Change in fair value recognized in OCI	(4,860)	—
Balance at December 31,	$73,266	$142,885

There were no transfers between levels during the years ended December 31, 2022 and 2021.
The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2022 and 2021 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2022
Asset-backed securities	$73,266	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (5%) 19% - 25% (23%)
Collateral-dependent loans – real estate	4,730	Collateral appraisal (1)	Liquidation expenses (2)	7% - 13% (11%)
Collateral-dependent loans – commercial and industrial	89	Collateral appraisal (1) Business asset valuation (3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 8% (8%) 25% - 25% (25%)
Residential mortgage loan commitments	55	Adjusted market bid	Pull-through rate	84% - 100% (86%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Asset-backed securities	$142,885	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	4% - 5% (5%) 4% - 4% (4%) 17% - 33% (19%)
Collateral-dependent loans – real estate	4,170	Collateral appraisal (1)	Liquidation expenses (2)	8% - 8% (8%)
Collateral-dependent loans – commercial and industrial	951	Collateral appraisal (1) Business asset valuation(3)	Liquidation expenses (2) Business asset valuation adjustments (4)	8% - 26% (12%) 20% - 20% (20%)
Residential mortgage loan commitments	179	Adjusted market bid	Pull-through rate	76% - 89% (85%)
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
NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At December 31, 2022 and 2021, Customers had no outstanding interest rate derivative designated as cash flow hedges of interest-rate risk.
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
At December 31, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million that were designated as fair value hedges of certain AFS debt securities. During the year ended December 31, 2022, Customers terminated thirteen interest rate derivatives with notional amounts totaling $58.0 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2021, Customers had 16 outstanding interest rate derivatives with notional amounts totaling $80.5 million designated as fair value hedges. During the year ended December 31, 2021, Customers terminated eight interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities.
As of December 31, 2022 and 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	December 31,		December 31,
	2022	2021	2022	2021
AFS debt securities	$22,500	$80,500	$1,777	$1,750
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2022, Customers had 141 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregate notional amount of $245.8 million related to this program. At December 31, 2021, Customers had 153 interest rate swaps with an aggregate notional amount of $1.4 billion and 14 interest rate caps with an aggregate notional amount of $264.7 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At December 31, 2022 and 2021, Customers had an outstanding notional amount of residential mortgage loan commitments of $1.5 million and $8.2 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value reported directly in earnings. At December 31, 2022 and 2021, Customers had outstanding notional amount of credit derivatives of $142.0 million and $129.9 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets at December 31, 2022 and 2021.

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,777	Other liabilities	$—
Total		$1,777		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$42,589	Other liabilities	$42,076
Credit contracts	Other assets	14	Other liabilities	30
Residential mortgage loan commitments	Other assets	55	Other liabilities	—
Total		$42,658		$42,106

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,750	Other liabilities	$—
Total		$1,750		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$25,235	Other liabilities	$26,343
Credit contracts	Other assets	131	Other liabilities	201
Residential mortgage loan commitments	Other assets	179	Other liabilities	—
Total		$25,545		$26,544
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2022, 2021 and 2020.

		Amount of Income Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2022	2021	2020
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$3,422	$5,680	$741
Recognized on hedged AFS debt securities	Net interest income	(3,422)	(5,680)	(741)
Total		$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Non-interest income (1)	$2,338	$3,159	$(5,482)
Credit contracts	Non-interest income (1)	53	48	1,531
Residential mortgage loan commitments	Non-interest income (2)	(124)	(20)	121
Total		$2,267	$3,187	$(3,830)
(1)    Included in unrealized gain (loss) on derivatives.
(2)    Included in mortgage banking income.

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers' derivative financial instruments on comprehensive income for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2022	2021	2020		2022	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$9,117	$(23,227)	Interest expense	$—	$(2,505)	$(13,092)
				Non-interest income (2)	—	(24,467)	—
				Total	$—	$(26,972)	$(13,092)
(1)Amounts presented are net of taxes. Refer to NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2022, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $29.1 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $29.3 million of cash as collateral at December 31, 2022. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2022
Interest rate derivative assets with institutional counterparties	$29,706	$(619)	$(29,087)	$—

Interest rate derivative liabilities with institutional counterparties	$619	$(619)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2021
Interest rate derivative assets with institutional counterparties	$—	$—	$—	$—

Interest rate derivative liabilities with institutional counterparties	$23,348	$—	$(23,348)	$—

NOTE 22 – LOSS CONTINGENCIES
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
Specialty’s Café Bakery, Inc. Matter
On May 27, 2020, the appointed Chapter 7 Trustee for Specialty’s Café Bakery, Inc. (“Debtor”) filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. On October 28, 2020, the Trustee, as plaintiff, filed her amended adversary complaint (“Adversary Complaint”) against the Bank and the SBA seeking to avoid and recover for the benefit of the Debtor’s estate and its creditors the payment made by the Debtor to the Bank in the amount of $8.1 million in satisfaction of a PPP loan made by the Bank to the Debtor (the “PPP Loan Payment”). The Trustee sought to avoid and recover the entire PPP Loan Payment from the Bank under the authority provided in 11 U.S.C. §547 and §550, which together permit a trustee of a bankruptcy debtor to avoid and recover, for a more equitable distribution among all creditors, certain transfers made within ninety (90) days before the filing of the bankruptcy petition. On December 2, 2021, the Bank filed a motion for summary judgment, arguing that the Trustee had failed to establish the elements under 11 U.S.C. §547 necessary to recover the PPP Loan Payment and other affirmative defenses to any such recovery. On February 2, 2022, the United States Bankruptcy Court for the Central District of California granted the Bank’s motion for summary judgment, finding that the PPP Loan Payment was not recoverable by the Trustee. The Trustee has elected not to appeal this decision and, on February 23, 2022, the case against the Bank was closed by the United States Bankruptcy Court for the Central District of California.

NOTE 23 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020.
Balance Sheets

	December 31,
(amounts in thousands)	2022	2021
Assets
Cash in bank subsidiary	$72,853	$172,755
Investment securities (1)	22,670	20,575
Investments in and receivables due from bank subsidiary	1,502,917	1,463,528
Other assets	2,745	7,526
Total assets	$1,601,185	$1,664,384
Liabilities and Shareholders' equity
Borrowings	$196,165	$295,490
Other liabilities	2,059	2,677
Total liabilities	198,224	298,167
Shareholders' equity	1,402,961	1,366,217
Total Liabilities and Shareholders' Equity	$1,601,185	$1,664,384
(1)    Includes perpetual preferred stock issued by domestic banks or bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, at December 31, 2022 and 2021. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Operating income:
Dividends from bank subsidiary	$52,000	$172,982	$65,000
Loss on sale of foreign subsidiaries	—	(2,809)	—
Other	1,264	—	—
Total operating income	53,264	170,173	65,000
Operating expense:
Interest	10,657	10,879	9,681
Other	3,410	3,121	1,498
Total operating expense	14,067	14,000	11,179
Income before taxes and undistributed income of subsidiaries	39,197	156,173	53,821
Income tax benefit	2,819	6,964	2,703
Income before undistributed income of subsidiaries	42,016	163,137	56,524
Equity in undistributed income of subsidiaries	186,018	151,510	76,054
Net income	228,034	314,647	132,578
Preferred stock dividends	9,632	11,693	14,041
Loss on redemption of preferred stock	—	2,820	—
Net income available to common shareholders	218,402	300,134	118,537
Comprehensive income	$69,918	$315,431	$128,064
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

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2022		2021	2020
Cash Flows from Operating Activities
Net income	$228,034		$314,647	$132,578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(186,018)		(151,510)	(76,054)
Distribution of investment in BM Technologies common stock from Bank	—		(32,983)	—
Loss on sale of foreign subsidiaries	—		2,840	—
(Increase) decrease in other assets	4,328		(5,100)	5,613
Increase (decrease) in other liabilities	680		1,054	1,088
Net Cash Provided By (Used in) Operating Activities	47,024		128,948	63,225
Cash Flows from Investing Activities
Purchases of investment securities	(2,095)	`	(20,575)	—
Payments for investments in and advances to subsidiaries	—		(50,010)	(26)
Proceeds from sales of foreign subsidiaries	—		3,765	—
Net Cash Provided By (Used in) Investing Activities	(2,095)		(66,820)	(26)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,720		27,762	923
Proceed from issuance of other long-term borrowings	—		98,799	—
Repayments of other borrowings	(100,000)		—	—
Redemption of preferred stock	—		(82,497)	—
Preferred stock dividends paid	(9,326)		(10,833)	(14,076)
Purchase of treasury stock	(33,162)		(27,662)	—
Payments of employee taxes withheld from share-based awards	(5,063)		(5,568)	(2,063)
Net Cash Provided by (Used in) Financing Activities	(144,831)		1	(15,216)
Net Increase (Decrease) in Cash and Cash Equivalents	(99,902)		62,129	47,983
Cash and Cash Equivalents - Beginning Balance	172,755		110,626	62,643
Cash and Cash Equivalents - Ending Balance	$72,853		$172,755	$110,626

Non-cash Investing and Financing Activities:
Distribution of investment in BM Technologies common stock	$—		$32,983	$—

NOTE 24 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly data for the years ended December 31, 2022 and 2021.

	2022
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$269,647	$235,916	$196,334	$183,476
Interest expense	134,510	76,884	31,482	18,777
Net interest income	135,137	159,032	164,852	164,699
Provision (benefit) for credit losses	28,216	(7,994)	23,847	15,997
Non-interest income	7,345	(9,017)	12,746	21,198
Non-interest expenses	78,419	76,198	76,205	73,807
Income before income taxes	35,847	81,811	77,546	96,093
Provision for income taxes	7,136	17,899	18,896	19,332
Net income	28,711	63,912	58,650	76,761
Preferred stock dividends	3,088	2,548	2,131	1,865
Net income available to common shareholders	$25,623	$61,364	$56,519	$74,896
Earnings per common share:
Basic earnings from continuing operations per common share	$0.79	$1.89	$1.73	$2.27
Basic earnings per common share	$0.79	$1.89	$1.73	$2.27
Diluted earnings from continuing operations per common share	$0.77	$1.85	$1.68	$2.18
Diluted earnings per common share	$0.77	$1.85	$1.68	$2.18

	2021
(amounts in thousands, except per share data)	December 31	September 30	June 30	March 31
Quarter Ended
Interest income	$214,037	$242,851	$162,881	$161,115
Interest expense	20,343	22,959	24,124	28,384
Net interest income	193,694	219,892	138,757	132,731
Provision (benefit) for credit losses	13,890	13,164	3,291	(2,919)
Non-interest income	16,991	25,586	16,822	18,468
Non-interest expenses	81,548	80,009	70,823	61,927
Income before income taxes	115,247	152,305	81,465	92,191
Provision for income taxes	12,993	36,263	20,124	17,560
Net income from continuing operations	102,254	116,042	61,341	74,631
Loss from discontinued operations before income tax expense (benefit)	—	—	—	(20,354)
Income tax expense (benefit) from discontinued operations	1,585	—	—	17,682
Net loss from discontinued operations	(1,585)	—	—	(38,036)
Net income	100,669	116,042	61,341	36,595
Preferred stock dividends	2,022	2,981	3,299	3,391
Loss on redemption of preferred stock	—	2,820	—	—
Net income available to common shareholders	$98,647	$110,241	$58,042	$33,204
Earnings per common share:
Basic earnings from continuing operations per common share	$3.07	$3.40	$1.80	$2.23
Basic earnings per common share	$3.02	$3.40	$1.80	$1.04
Diluted earnings from continuing operations per common share	$2.92	$3.25	$1.72	$2.17
Diluted earnings per common share	$2.87	$3.25	$1.72	$1.01

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2022. Based upon that evaluation, Customers Bancorp's management concluded that its disclosure controls and procedures are effective as of December 31, 2022.
Management's Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp's Chief Executive Officer and Chief Financial Officer, Customers Bancorp's management assessed the effectiveness of Customers Bancorp's internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp's management concluded that its internal control over financial reporting was effective as of December 31, 2022.
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
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2022, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp's internal control over financial reporting.

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2022, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	2,266,735	$26.56	540,524

Equity Compensation Plans Not
Approved by Security Holders (3)	300,000	N/A	—
(1)Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Plan, the BRRP, Customers Bancorp, Inc. Amended and Restated 2014 ESPP, and the Customers Bancorp, Inc. 2019 Plan, as amended. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan.
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
The information required by this Item will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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
3. Exhibits

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

4.3	Form of 4.50% Senior Note due 2024, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.4
First Supplemental Indenture, dated as of December 9, 2019, between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.5	Form of 5.375% Subordinated Note due 2034, incorporated by reference to Exhibit 4.3 to the Customers Bancorp Form 8-K filed with the SEC on December 9, 2019

4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

Exhibit No.	Description
4.7
Form of Note Subscription Agreement (including form of Subordinated Note Certificate and Senior Note Certificate), incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on June 26, 2014

4.8
Third Supplemental Indenture, dated as of September 25, 2019, by and between Customers Bancorp, Inc., as Issuer and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Customers Bancorp Form 8-K filed with the SEC on September 25, 2019

4.9
Subordinated Indenture, dated as of December 9, 2019, between the Registrant and Wilmington Trust, National Association, as Trustee incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 9, 2019

4.10
Fourth Supplemental Indenture dated as of August 6, 2021 between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Customers Bancorp’s Form 8-K filed with the SEC on August 6, 2021

4.11	Form of 2.875% Fixed-to-Floating Rate Senior Note incorporated by reference to Exhibit 4.2 to the Customers Bancorp 8-K filed with the SEC on August 6, 2021

10.1+	Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

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

10.9+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Richard Ehst, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.10+
Employment Agreement, dated as of October 23, 2019, by and between Customers Bancorp, Inc. and Carla Leibold, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on October 25, 2019

10.11+
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

10.14+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.15+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

Exhibit No.	Description

10.16+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

10.17
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.18*
Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of February 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.19*
First Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of September 30, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.20*
Second Amendment to Private Label Banking Program Agreement by and between Customers Bank and T-Mobile USA, Inc. dated as of October 24, 2017, incorporated by reference to Exhibit 10.22 to the Customers Bancorp Form 10-K/A filed with the SEC on April 24, 2019

10.21*
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

10.29
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.30	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.31	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.32
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.33
Deposit Processing Services Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.34
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

Exhibit No.	Description
10.35+	Supplemental Executive Retirement Plan of Andrew Bowman, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.36+	Supplemental Executive Retirement Plan of Carla A. Leibold, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.37+	Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.38+
Letter Agreement, dated as of June 29, 2021, by and between Customers Bancorp, Inc. and Richard A. Ehst, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on June 30, 2021

10.39+	Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

10.40+	Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 20, 2022

10.41+
Change of Control Agreement, dated as of April 25, 2019 by and between Customers Bancorp, Inc. and Andrew Bowman incorporated by reference to Exhibit 10.3 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2022

10.42+
Change of Control Agreement, dated as of May 19, 2019 by and between Customers Bancorp, Inc. and Lyle Cunningham incorporated by reference to Exhibit 10.4 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2022

10.43+
Change of Control Agreement, dated as of May 31, 2022 by and between Customers Bancorp, Inc. and Jessie John D. Velasquez incorporated by reference to Exhibit 10.5 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2022

10.44
First Amendment to Deposit Processing Services Agreement, dated November 7, 2022, by and between Customers Bank and BM Technologies, Inc. incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 10-Q filed with the SEC on November 8, 2022

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

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

February 28, 2023	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 28, 2023
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer (principal financial officer)	February 28, 2023
Carla A. Leibold

/s/ Jessie John D. Velasquez	Executive Vice President - Chief Accounting Officer (principal accounting officer)	February 28, 2023
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	February 28, 2023
Andrea R. Allon

/s/ Bernard B. Banks	Director	February 28, 2023
Bernard B. Banks

/s/ Robert J. Buford	Director	February 28, 2023
Robert J. Buford

/s/ Raj Date	Director	February 28, 2023
Rajeev V. Date

/s/ Robert N. Mackay	Director	February 28, 2023
Robert N. Mackay

/s/ Daniel K. Rothermel	Director	February 28, 2023
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	February 28, 2023
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	February 28, 2023
Steven J. Zuckerman