Form 10-Q
period 2023-03-31
Customers Bancorp, Inc.
filed 2023-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On May 5, 2023, 31,249,965 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2023 and for the three month period ended March 31, 2023 and 2022 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74

Item 4.	Controls and Procedures	75

PART II

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults Upon Senior Securities	77

Item 4.	Mine Safety Disclosures	77

Item 5.	Other Information	77

Item 6.	Exhibits	78

SIGNATURES		79

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated

PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SAB	SEC Staff Accounting Bulletin
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity
VOE	Voting interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$77,251	$58,025
Interest earning deposits	1,969,434	397,781
Cash and cash equivalents	2,046,685	455,806
Investment securities, at fair value (includes allowance for credit losses of $2,173 and $578, respectively)	2,926,969	2,987,500
Investment securities held to maturity	870,294	840,259
Loans held for sale (includes $314 and $322, respectively, at fair value)	424,057	328,312
Loans receivable, mortgage warehouse, at fair value	1,247,367	1,323,312
Loans receivable, PPP	246,258	998,153
Loans and leases receivable	13,145,352	13,144,894
Allowance for credit losses on loans and leases	(130,281)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,508,696	15,335,435
FHLB, Federal Reserve Bank, and other restricted stock	124,733	74,196
Accrued interest receivable	123,754	123,374
Bank premises and equipment, net	8,581	9,025
Bank-owned life insurance	339,607	338,441
Goodwill and other intangibles	3,629	3,629
Other assets	374,609	400,135
Total assets	$21,751,614	$20,896,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$3,487,517	$1,885,045
Interest bearing	14,236,100	16,271,908
Total deposits	17,723,617	18,156,953
FHLB advances	2,052,143	800,000
Other borrowings	123,645	123,580
Subordinated debt	182,021	181,952
Accrued interest payable and other liabilities	249,168	230,666
Total liabilities	20,330,594	19,493,151
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,258,186 and 35,012,250 shares issued as of March 31, 2023 and December 31, 2022; 31,239,750 and 32,373,697 shares outstanding as of March 31, 2023 and December 31, 2022	35,258	35,012
Additional paid in capital	552,255	551,721
Retained earnings	974,399	924,134
Accumulated other comprehensive income (loss), net	(156,276)	(163,096)
Treasury stock, at cost (4,018,436 and 2,638,553 shares as of March 31, 2023 and December 31, 2022)	(122,410)	(82,604)
Total shareholders’ equity	1,421,020	1,402,961
Total liabilities and shareholders’ equity	$21,751,614	$20,896,112
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans and leases	$244,212	$157,120
Investment securities	47,316	20,295
Loans held for sale	11,701	55
Interest earning deposits	10,395	330
Other	1,321	5,676
Total interest income	314,945	183,476
Interest expense:
Deposits	143,930	13,712
FHLB advances	10,370	—
FRB advances	6,286	—
Subordinated debt	2,689	2,689
Other borrowings	1,771	2,376
Total interest expense	165,046	18,777
Net interest income	149,899	164,699
Provision for credit losses	19,603	15,997
Net interest income after provision for credit losses	130,296	148,702
Non-interest income:
Commercial lease income	9,326	5,895
Loan fees	3,990	2,545
Bank-owned life insurance	2,647	8,326
Mortgage warehouse transactional fees	1,074	2,015
Gain (loss) on sale of SBA and other loans	—	1,507
Net gain (loss) on sale of investment securities	—	(1,063)
Other	1,084	1,973
Total non-interest income	18,121	21,198
Non-interest expense:
Salaries and employee benefits	32,345	26,607
Technology, communication and bank operations	16,589	24,068
Commercial lease depreciation	7,875	4,942
Professional services	7,596	6,956
Loan servicing	4,661	2,371
Occupancy	2,760	3,050
FDIC assessments, non-income taxes and regulatory fees	2,728	2,383
Advertising and promotion	1,049	315
Other	4,530	3,115
Total non-interest expense	80,133	73,807
Income before income tax expense	68,284	96,093
Income tax expense	14,563	19,332
Net income	53,721	76,761
Preferred stock dividends	3,456	1,865
Net income available to common shareholders	$50,265	$74,896

Basic earnings per common share	$1.58	$2.27
Diluted earnings per common share	1.55	2.18
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$53,721	$76,761
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	8,270	(78,858)
Income tax effect	(2,101)	20,503
Reclassification adjustments for (gains) losses included in net income	—	1,063
Income tax effect	—	(276)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	872	—
Income tax effect	(221)	—
Net unrealized gains (losses) on available for sale debt securities	6,820	(57,568)
Other comprehensive income (loss), net of income tax effect	6,820	(57,568)
Comprehensive income (loss)	$60,541	$19,193
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	53,721	—	—	53,721
Other comprehensive income (loss)	—	—	—	—	—	—	6,820	—	6,820
Preferred stock dividends (1)	—	—	—	—	—	(3,456)	—	—	(3,456)
Share-based compensation expense	—	—	—	—	2,980	—	—	—	2,980
Issuance of common stock under share-based compensation arrangements	—	—	245,936	246	(2,446)	—	—	—	(2,200)
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, March 31, 2023	5,700,000	$137,794	31,239,750	$35,258	$552,255	$974,399	$(156,276)	$(122,410)	$1,421,020

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	76,761	—	—	76,761
Other comprehensive income (loss)	—	—	—	—	—	—	(57,568)	—	(57,568)
Preferred stock dividends (1)	—	—	—	—	—	(1,865)	—	—	(1,865)
Share-based compensation expense	—	—	—	—	3,703	—	—	—	3,703
Issuance of common stock under share-based compensation arrangements	—	—	159,904	160	(3,692)	—	—	—	(3,532)
Repurchase of common shares	—	—	(115,324)	—	—	—	—	(6,310)	(6,310)
Balance, March 31, 2022	5,700,000	$137,794	32,957,847	$34,882	$542,402	$780,628	$(62,548)	$(55,752)	$1,377,406
(1)Dividends per share of $0.619313 and $0.595688 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2023. Dividends per share of $0.333922 and $0.310297 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2022.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income from continuing operations	$53,721	$76,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	19,603	15,997
Depreciation and amortization	8,833	6,055
Share-based compensation expense	3,005	3,718
Deferred taxes	18,656	(22,810)
Net amortization (accretion) of investment securities premiums and discounts	(2,682)	918
Unrealized (gain) loss on investment securities	(62)	276
Net (gain) loss on sale of investment securities	—	1,063
Impairment loss on fixed assets and leases	109	—
Unrealized (gain) loss on derivatives	52	(964)
Settlement of terminated fair value hedge derivatives	4,630	—
(Gain) loss on sale of loans	—	(2,070)
Origination and purchases of loans held for sale	(185,919)	(10,999)
Proceeds from the sales and repayments of loans held for sale	106,146	24,813
Amortization (accretion) of loan net deferred fees, discounts and premiums	(23,039)	(27,907)
Earnings on investment in bank-owned life insurance	(2,647)	(8,326)
(Increase) decrease in accrued interest receivable and other assets	(932)	66,855
Increase (decrease) in accrued interest payable and other liabilities	18,064	(6,440)
Net Cash Provided By (Used In) Operating Activities	17,538	116,940
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	69,648	224,809
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	44,213	—
Proceeds from sales of investment securities available for sale	—	155,954
Purchases of investment securities available for sale	—	(814,246)
Purchases of investment securities held to maturity	(73,074)	—
Origination of mortgage warehouse loans	(4,702,988)	(7,938,526)
Proceeds from repayments of mortgage warehouse loans	4,794,683	8,475,173
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	736,616	159,706
Proceeds from sales of loans and leases	—	14,281
Purchases of loans	(12,550)	(206,330)
Proceeds from bank-owned life insurance	727	5,850
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(50,537)	15,205
Purchases of bank premises and equipment	(130)	(274)
Proceeds from sales of leased assets under lessor operating leases	113	—
Purchases of leased assets under lessor operating leases	(2,076)	(2,930)
Net Cash Provided By (Used In) Investing Activities	804,645	88,672
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(435,823)	(362,364)
Net increase (decrease) in short-term borrowed funds from FHLB	(300,000)	(700,000)
Net increase (decrease) in federal funds purchased	—	625,000
Proceeds from long-term borrowed funds from FHLB and FRB	2,565,000	—
Repayments of long-term borrowed funds from FHLB and FRB	(1,015,000)	—
Preferred stock dividends paid	(3,450)	(1,823)
Purchase of treasury stock	(39,806)	(6,310)
Payments of employee taxes withheld from share-based awards	(2,280)	(3,755)
Proceeds from issuance of common stock	55	208
Net Cash Provided By (Used In) Financing Activities	768,696	(449,044)
Net Increase (Decrease) in Cash and Cash Equivalents	1,590,879	(243,432)
Cash and Cash Equivalents – Beginning	455,806	518,032
Cash and Cash Equivalents – Ending	$2,046,685	$274,600

	(continued)

	Three Months Ended March 31,
	2023	2022
Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$16,000	$—

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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2022 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the "2022 Form 10-K"). The 2022 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three months ended March 31, 2023.
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
• Effective as of December 21, 2022 and ASC 848 can be adopted anytime during the period of January 1, 2020 through December 31, 2024.

• Customers adopted the guidance in ASC 848 during the adoption period for certain optional expedients.
• The adoption of ASC 848 did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
• As of March 31, 2023, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

Accounting Standards Adopted in 2023

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
• Additional disclosures related to gross write-offs by year of origination and certain loan modifications to borrowers experiencing financial difficulty are presented in NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.

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

ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023
• Provides an election to account for tax equity investments, regardless of the tax credit program, using the proportional amortization method provided that certain conditions are met.
• Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for any interim period, as of the beginning of the fiscal year that includes that interim period.
• Customers will adopt this guidance on January 1, 2024. This guidance is not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2023	2022
Net income available to common shareholders	$50,265	$74,896

Weighted-average number of common shares outstanding – basic	31,819,203	32,957,033
Share-based compensation plans	525,814	1,370,032
Weighted-average number of common shares – diluted	32,345,017	34,327,065

Basic earnings per common share	$1.58	$2.27
Diluted earnings per common share	1.55	2.18
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2023	2022
Anti-dilutive securities:
Share-based compensation awards	850,725	—

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022. Amounts in parentheses indicate reductions to AOCI.

Three Months Ended March 31, 2023
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)
Balance - December 31, 2022	$(163,096)
Unrealized gains (losses) arising during period, before tax	8,270
Income tax effect	(2,101)
Other comprehensive income (loss) before reclassifications	6,169
Reclassification adjustments for (gains) losses included in net income, before tax	—
Income tax effect	—
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	872
Income tax effect	(221)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	651
Net current-period other comprehensive income (loss)	6,820
Balance - March 31, 2023	$(156,276)

Three Months Ended March 31, 2022
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)
Balance - December 31, 2021	$(4,980)
Unrealized gains (losses) arising during period, before tax	(78,858)
Income tax effect	20,503
Other comprehensive income (loss) before reclassifications	(58,355)
Reclassification adjustments for (gains) losses included in net income, before tax	1,063
Income tax effect	(276)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	787
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	—
Income tax effect	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	—
Net current-period other comprehensive income (loss)	(57,568)
Balance - March 31, 2022	$(62,548)

(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$154,151	$(790)	$—	$(5,426)	$147,935
Agency-guaranteed residential collateralized mortgage obligations	143,717	—	—	(9,964)	133,753
Collateralized loan obligations	875,303	—	285	(21,488)	854,100
Commercial mortgage-backed securities	142,050	—	4	(5,236)	136,818
Corporate notes	642,859	(1,383)	379	(55,060)	586,795
Private label collateralized mortgage obligations	1,111,256	—	951	(71,349)	1,040,858
Available for sale debt securities	$3,069,336	$(2,173)	$1,619	$(168,523)	2,900,259
Equity securities (2)					26,710
Total investment securities, at fair value					$2,926,969

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$169,170	$(578)	$—	$(8,050)	$160,542
Agency-guaranteed residential collateralized mortgage obligations	147,481	—	—	(13,617)	133,864
Collateralized loan obligations	896,992	—	88	(24,342)	872,738
Commercial mortgage-backed securities	142,222	—	1	(5,866)	136,357
Corporate notes	657,086	—	45	(61,878)	595,253
Private label collateralized mortgage obligations	1,125,583	—	308	(63,630)	1,062,261
Available for sale debt securities	$3,138,534	$(578)	$442	$(177,383)	2,961,015
Equity securities (2)					26,485
Total investment securities, at fair value					$2,987,500
(1)Accrued interest on AFS debt securities totaled $19.6 million and $16.7 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at March 31, 2023 and December 31, 2022. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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
There were no sales of AFS debt securities for the three months ended March 31, 2023. Proceeds from the sale of AFS debt securities were $156.0 million for the three months ended March 31, 2022. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Gross realized gains	$—	$974
Gross realized losses	—	(2,037)
Net realized gains (losses) on sale of available for sale debt securities	$—	$(1,063)
These gains (losses) were determined using the specific identification method and were reported as net gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,500	$7,500
Due after one year through five years	506,934	469,143
Due after five years through ten years	128,425	110,152
Asset-backed securities	154,151	147,935
Agency-guaranteed residential collateralized mortgage obligations	143,717	133,753
Collateralized loan obligations	875,303	854,100
Commercial mortgage-backed securities	142,050	136,818
Private label collateralized mortgage obligations	1,111,256	1,040,858
Total available for sale debt securities	$3,069,336	$2,900,259

Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$21,902	$(46)	$99,525	$(3,968)	$121,427	$(4,014)
Agency-guaranteed residential collateralized mortgage obligations	—	—	133,753	(9,964)	133,753	(9,964)
Collateralized loan obligations	209,389	(3,648)	582,070	(17,840)	791,459	(21,488)
Commercial mortgage-backed securities	17,742	(520)	115,676	(4,716)	133,418	(5,236)
Corporate notes	152,391	(8,607)	341,401	(42,169)	493,792	(50,776)
Private label collateralized mortgage obligations	288,509	(15,128)	563,437	(56,221)	851,946	(71,349)
Total	$689,933	$(27,949)	$1,835,862	$(134,878)	$2,525,795	$(162,827)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$160,542	$(8,050)	$—	$—	$160,542	$(8,050)
Agency-guaranteed residential collateralized mortgage obligations	133,864	(13,617)	—	—	133,864	(13,617)
Collateralized loan obligations	386,701	(13,516)	315,270	(10,826)	701,971	(24,342)
Commercial mortgage-backed securities	39,828	(1,410)	93,005	(4,456)	132,833	(5,866)
Corporate notes	386,464	(36,119)	178,955	(25,759)	565,419	(61,878)
Private label collateralized mortgage obligations	478,096	(29,364)	314,332	(34,266)	792,428	(63,630)
Total	$1,585,495	$(102,076)	$901,562	$(75,307)	$2,487,057	$(177,383)
At March 31, 2023, there were 50 AFS debt securities with unrealized losses in the less-than-twelve-months category and 112 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for the four asset-backed securities and six corporate notes where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 162 securities, and it is not more likely than not that Customers will be required to sell any of the 162 securities before recovery of the amortized cost basis. At December 31, 2022, there were 156 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on four asset-backed securities and six corporate notes where there was a deterioration in future estimated cash flows during the three months ended March 31, 2023 and on four asset-backed securities during the three months ended March 31, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1,	$578	$—	$578	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	1,383	1,383	728	—	728
Credit losses on previously impaired securities	273	—	273	—	—	—
Decrease in allowance for credit losses on previously impaired securities	(61)	—	(61)	—	—	—
Balance at March 31,	$790	$1,383	$2,173	$728	$—	$728

At March 31, 2023 and December 31, 2022, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
At March 31, 2023, Customers Bank had pledged AFS investment securities aggregating $1.6 billion in fair value as collateral for immediate available liquidity from FRB, including the BTFP. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$322,877	$—	$322,877	$—	$(3,142)	$319,735
Agency-guaranteed residential mortgage-backed securities	7,152	—	7,152		(513)	6,639
Agency-guaranteed commercial mortgage-backed securities	1,909	—	1,909	—	(61)	1,848
Agency-guaranteed residential collateralized mortgage obligations	201,097	—	201,097	—	(13,136)	187,961
Agency-guaranteed commercial collateralized mortgage obligations	150,852	—	150,852	—	(7,239)	143,613
Private label collateralized mortgage obligations	186,407	—	186,407	—	(9,490)	176,917
Total held to maturity debt securities	$870,294	$—	$870,294	$—	$(33,581)	$836,713

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$361,107	$—	$361,107	$—	$(4,974)	$356,133
Agency-guaranteed residential mortgage-backed securities	7,189	—	7,189		(563)	6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	—	1,928	—	(104)	1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	—	204,495	—	(18,376)	186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	—	151,711	—	(9,435)	142,276
Private label collateralized mortgage obligations	113,829	—	113,829	—	(12,994)	100,835
Total held to maturity debt securities	$840,259	$—	$840,259	$—	$(46,446)	$793,813
(1)Accrued interest on HTM debt securities totaled $1.5 million and $1.0 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
The following table presents HTM debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$322,877	$319,735
Agency-guaranteed residential mortgage-backed securities	7,152	6,639
Agency-guaranteed commercial mortgage-backed securities	1,909	1,848
Agency-guaranteed residential collateralized mortgage obligations	201,097	187,961
Agency-guaranteed commercial collateralized mortgage obligations	150,852	143,613
Private label collateralized mortgage obligations	186,407	176,917
Total held to maturity debt securities	$870,294	$836,713
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at March 31, 2023 and December 31, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. Most of the private label collateralized mortgage obligations are highly rated and with sufficient overcollateralization, therefore have zero expected credit losses. Customers recorded no allowance for its investment in the asset-backed securities. Customers considered the seniority of its beneficial interest, which includes its overcollateralization of these asset-backed securities in the estimate of the ACL at March 31, 2023 and December 31, 2022. The unrealized losses on HTM debt securities with no ACL were due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at March 31, 2023 and December 31, 2022. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.

The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	March 31, 2023
(amounts in thousands)	AAA	AA	A	BBB	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$—	$322,877	$322,877
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	7,152	7,152
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1,909	1,909
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	201,097	201,097
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	150,852	150,852
Private label collateralized mortgage obligations	62,327	7,132	34,563	9,256	73,129	186,407
Total held to maturity debt securities	$62,327	$7,132	$34,563	$9,256	$757,016	$870,294
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At March 31, 2023 and December 31, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At March 31, 2023 and December 31, 2022, Customers Bank had pledged HTM investment securities aggregating $443.8 million and $16.7 million in fair value, respectively, as collateral primarily for immediate available liquidity from FRB, including the BTFP and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$4,051	$4,079
Commercial real estate non-owner occupied loans, at lower of cost or fair value	16,000	—
Total commercial loans held for sale	20,051	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	314	322
Personal installment loans, at lower of cost or fair value	307,336	133,801
Other installment loans, at lower of cost or fair value	95,849	189,603
Total consumer loans held for sale	404,006	324,233
Loans held for sale	$424,057	$328,312
Total loans held for sale as of March 31, 2023 and December 31, 2022 included NPLs of $6.0 million and $6.2 million, respectively.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2023 and December 31, 2022.

(amounts in thousands)	March 31, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$1,247,367	$1,323,312
Loans receivable, PPP	246,258	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,519,176	5,412,887
Other commercial and industrial	1,295,688	1,259,943
Multifamily	2,195,211	2,213,019
Commercial real estate owner occupied	895,314	885,339
Commercial real estate non-owner occupied	1,245,248	1,290,730
Construction	188,123	162,009
Total commercial loans and leases receivable	11,338,760	11,223,927
Consumer:
Residential real estate	494,815	497,952
Manufactured housing	43,272	45,076
Installment:
Personal	849,420	964,641
Other	419,085	413,298
Total consumer loans receivable	1,806,592	1,920,967
Loans and leases receivable	13,145,352	13,144,894
Allowance for credit losses on loans and leases	(130,281)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,508,696	$15,335,435
(1)Includes direct finance equipment leases of $168.8 million and $157.4 million at March 31, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(0.7) million and $(21.5) million at March 31, 2023 and December 31, 2022, respectively.
Customers' total loans and leases receivable includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $100.9 million and $105.5 million at March 31, 2023 and December 31, 2022, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2023 and December 31, 2022, there were $13.8 million and $11.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

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
At March 31, 2023 and December 31, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $246.3 million and $998.2 million of PPP loans outstanding as of March 31, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $23.6 million and $36.9 million for the three months ended March 31, 2023 and 2022, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$1,158	$172	$3,422	$4,752	$6,810,112	$6,814,864
Multifamily	—	5,189	881	6,070	2,189,141	2,195,211
Commercial real estate owner occupied	2,412	—	3,563	5,975	889,339	895,314
Commercial real estate non-owner occupied	—	—	11	11	1,245,237	1,245,248
Construction	—	—	—	—	188,123	188,123
Residential real estate	6,808	420	2,563	9,791	485,024	494,815
Manufactured housing	819	771	3,333	4,923	38,349	43,272
Installment	11,393	8,257	8,720	28,370	1,240,135	1,268,505
Total	$22,590	$14,809	$22,493	$59,892	$13,085,460	$13,145,352

	December 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$3,123	$717	$1,415	$5,255	$6,667,575	$6,672,830
Multifamily	10,684	5,217	1,143	17,044	2,195,975	2,213,019
Commercial real estate owner occupied	5,173	—	2,704	7,877	877,462	885,339
Commercial real estate non-owner occupied	2,136	—	11	2,147	1,288,583	1,290,730
Construction	—	—	—	—	162,009	162,009
Residential real estate	5,208	1,157	3,158	9,523	488,429	497,952
Manufactured housing	901	537	3,346	4,784	40,292	45,076
Installment	11,246	7,942	9,527	28,715	1,349,224	1,377,939
Total	$38,471	$15,570	$21,304	$75,345	$13,069,549	$13,144,894
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $1.7 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $246.3 million, of which $0.8 million were 30-59 days past due and $117.9 million were 60 days or more past due as of March 31, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(4)Includes PCD loans of $7.9 million and $8.3 million at March 31, 2023 and December 31, 2022, respectively.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	March 31, 2023 (1)			December 31, 2022 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$3,742	$144	$3,886	$1,731	$30	$1,761
Multifamily	881	—	881	1,143	—	1,143
Commercial real estate owner occupied	3,621	—	3,621	2,768	—	2,768
Residential real estate	6,473	—	6,473	6,922	—	6,922
Manufactured housing	—	2,568	2,568	—	2,410	2,410
Installment	—	8,720	8,720	—	9,527	9,527
Total	$14,717	$11,432	$26,149	$12,564	$11,967	$24,531
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three months ended March 31, 2023 and 2022. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three months ended March 31, 2023 and 2022.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three months ended March 31, 2023 and 2022 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Charge-offs	(160)	—	—	(4,239)	—	—	—	(16,715)	(21,114)
Recoveries	231	—	—	5	116	2	—	2,109	2,463
Provision (benefit) for credit losses on loans and leases	2,397	543	2,018	4,047	307	757	(91)	8,030	18,008
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(301)	—	—	—	—	(4)	—	(8,865)	(9,170)
Recoveries	360	337	7	8	113	6	—	1,113	1,944
Provision (benefit) for credit losses on loans and leases	(1,996)	2,623	621	(263)	134	2,300	64	11,786	15,269
Ending Balance, March 31, 2022	$10,765	$7,437	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847

(1) Includes specialty lending.

At March 31, 2023, the ACL on loans and leases was $130.3 million, a decrease of $0.6 million from the December 31, 2022 balance of $130.9 million. The decrease in ACL for the three months ended March 31, 2023 was primarily attributable to a decrease in consumer installment loans, partially offset by additional provision for credit losses from the recognition of weaker macroeconomic forecasts.
Loan Modifications for Borrowers Experiencing Financial Difficulty
Customers adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02") effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced the disclosures for loan modifications to borrowers experiencing financial difficulty. Refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional information on the adoption.
A borrower is considered to be experiencing financial difficulty when there is a significant doubt about the borrower's ability to make the required principal and interest payments on the loan or to get an equivalent financing from another creditor at a market rate for a similar loan.
When borrowers are experiencing financial difficulty, Customers may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. To be classified as a modification made to a borrower experiencing financial difficulty the modification must be in the form of an interest rate reduction, principal forgiveness, or an other-than-insignificant payment delay (payment deferral), term extension, or combinations thereof.
Customers will generally try other forms of relief before principal forgiveness but would define any contractual reduction in the amount of principal due without receiving payment or assets as forgiveness. For the purpose of this disclosure, Customers considers any contractual change in interest rate that results in a reduction in interest rate relative to the current stated interest rate as an interest rate reduction. Generally, Customers would consider any delay in payment of greater than 90 days in the last 12 months to be significant. Term extensions extend the original contractual maturity of the loan. For the purpose of this disclosure, modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.

The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three months ended March 31, 2023, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended March 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialty lending	$172	$—	$—	$—	$172	0.00%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Manufactured housing	7	—	—	63	70	0.16%
Personal installment	4,833	131	114	—	5,078	0.60%
Total	$5,181	$131	$114	$63	$5,489
As of March 31, 2023, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three months ended March 31, 2023.
The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialty lending	—%	4	0	$—
Commercial real estate owner occupied	—	4	0	—
Manufactured housing	0.8	55	0	—
Personal installment	—	5	6	66
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	March 31, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialty lending	$—	$172	$—	$—	$172
Commercial real estate owner occupied	—	—	169	—	169
Manufactured housing	—	—	—	70	70
Personal installment	202	44	21	4,811	5,078
Total	$202	$216	$190	$4,881	$5,489
As of March 31, 2023, Customers did not have any loans that were made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 that subsequently defaulted. Customers' ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.

Troubled Debt Restructuring
At December 31, 2022, there were $16.8 million in loans reported as TDRs. The following table presents loans modified by type of concession for the three months ended March 31, 2022. There were no modifications that involved forgiveness of debt for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
(dollars in thousands)	Number of loans	Recorded investment
Interest-rate reductions	10	$346
Other (1)	32	451
Total	42	$797
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of December 31, 2022, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification.

	March 31, 2022
(dollars in thousands)	Number of loans	Recorded investment
Manufactured housing	1	$49
Installment	23	276
Total loans	24	$325
Loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of ACL.
Credit Quality Indicators
The ACL represents management's estimate of expected losses in Customers' loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Commercial and industrial including specialty lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the commercial and industrial including specialty lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2022 Form 10-K describes Customers Bancorp’s risk rating grades.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of March 31, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$706,320	$2,821,406	$610,166	$205,708	$169,511	$116,433	$1,969,270	$78,949	$6,677,763
Special mention	6,000	10,967	355	23,813	—	1,637	1,795	215	44,782
Substandard	—	3,000	23,696	4,672	8,327	44,779	7,845	—	92,319
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$712,320	$2,835,373	$634,217	$234,193	$177,838	$162,849	$1,978,910	$79,164	$6,814,864

Commercial and industrial loans and leases charge-offs:
Three Months Ended March 31, 2023	$—	$—	$7	$—	$—	$153	$—	$—	$160

Multifamily loans:
Pass	$—	$1,255,264	$361,915	$129,659	$21,944	$324,392	$—	$—	$2,093,174
Special mention	—	—	—	—	—	60,200	—	—	60,200
Substandard	—	—	1,492	—	—	40,345	—	—	41,837
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$—	$1,255,264	$363,407	$129,659	$21,944	$424,937	$—	$—	$2,195,211

Multifamily loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner occupied loans:
Pass	$24,001	$304,107	$206,692	$107,215	$91,158	$142,199	$—	$—	$875,372
Special mention	—	—	—	—	350	1,962	—	—	2,312
Substandard	—	—	—	—	134	17,496	—	—	17,630
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate owner occupied loans	$24,001	$304,107	$206,692	$107,215	$91,642	$161,657	$—	$—	$895,314

Commercial real estate owner occupied loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate non-owner occupied:
Pass	$668	$332,095	$116,170	$152,613	$71,417	$421,225	$—	$—	$1,094,188
Special mention	—	—	—	21,083	—	8,609	—	—	29,692
Substandard	—	10,910	—	—	28,473	81,985	—	—	121,368
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$668	$343,005	$116,170	$173,696	$99,890	$511,819	$—	$—	$1,245,248

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$4,239	$—	$—	$4,239

Construction:
Pass	$—	$93,193	$41,077	$9,918	$28,512	$13,755	$568	$1,100	$188,123
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$—	$93,193	$41,077	$9,918	$28,512	$13,755	$568	$1,100	$188,123

Construction loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$736,989	$4,830,942	$1,361,563	$654,681	$419,826	$1,275,017	$1,979,478	$80,264	$11,338,760

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial loans and leases receivable charge-offs:
Three Months Ended March 31, 2023	$—	$—	$7	$—	$—	$4,392	$—	$—	$4,399

Residential real estate loans:
Performing	$2,825	$172,464	$151,252	$6,690	$15,856	$74,745	$64,870	$—	$488,702
Non-performing	—	271	457	234	434	4,282	435	—	6,113
Total residential real estate loans	$2,825	$172,735	$151,709	$6,924	$16,290	$79,027	$65,305	$—	$494,815

Residential real estate loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$40,173	$—	$—	$40,173
Non-performing	—	—	—	—	211	2,888	—	—	3,099
Total manufactured housing loans	$—	$—	$—	$—	$211	$43,061	$—	$—	$43,272

Manufactured housing loans charge-offs:
Three Months Ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$38,376	$602,558	$338,980	$105,550	$103,290	$8,934	$60,349	$—	$1,258,037
Non-performing	—	5,426	3,007	737	1,035	156	107	—	10,468
Total installment loans	$38,376	$607,984	$341,987	$106,287	$104,325	$9,090	$60,456	$—	$1,268,505

Installment loans charge-offs:
Three Months Ended March 31, 2023	$1,724	$4,192	$6,856	$1,655	$1,933	$355	$—	$—	$16,715

Total consumer loans	$41,201	$780,719	$493,696	$113,211	$120,826	$131,178	$125,761	$—	$1,806,592

Consumer loans charge-offs:
Three Months Ended March 31, 2023	$1,724	$4,192	$6,856	$1,655	$1,933	$355	$—	$—	$16,715

Loans and leases receivable	$778,190	$5,611,661	$1,855,259	$767,892	$540,652	$1,406,195	$2,105,239	$80,264	$13,145,352

Loans and leases receivable charge-offs:
Three Months Ended March 31, 2023	$1,724	$4,192	$6,863	$1,655	$1,933	$4,747	$—	$—	$21,114

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$3,206,250	$682,132	$242,516	$198,866	$56,572	$83,417	$2,066,349	$—	$6,536,102
Special mention	11,134	6,023	27,780	—	1,501	172	2,599	—	49,209
Substandard	—	22,917	967	8,431	6,713	39,554	8,937	—	87,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$3,217,384	$711,072	$271,263	$207,297	$64,786	$123,143	$2,077,885	$—	$6,672,830
Multifamily loans:
Pass	$1,260,544	$364,047	$130,656	$22,167	$112,212	$203,215	$—	$—	$2,092,841
Special mention	—	—	—	—	4,959	50,858	—	—	55,817
Substandard	—	1,500	—	—	—	62,861	—	—	64,361
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$1,260,544	$365,547	$130,656	$22,167	$117,171	$316,934	$—	$—	$2,213,019
Commercial real estate owner occupied loans:
Pass	$293,096	$220,515	$105,925	$90,752	$34,196	$121,616	$—	$—	$866,100
Special mention	—	—	—	—	134	1,841	—	—	1,975
Substandard	—	—	—	134	10,569	6,561	—	—	17,264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$293,096	$220,515	$105,925	$90,886	$44,899	$130,018	$—	$—	$885,339
Commercial real estate non-owner occupied:
Pass	$339,044	$119,304	$156,281	$73,827	$62,237	$386,235	$—	$—	$1,136,928
Special mention	—	—	21,211	—	—	10,617	—	—	31,828
Substandard	10,910	—	—	28,656	8,198	74,210	—	—	121,974
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$349,954	$119,304	$177,492	$102,483	$70,435	$471,062	$—	$—	$1,290,730
Construction:
Pass	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Total commercial loans and leases receivable	$5,193,155	$1,452,552	$694,873	$451,477	$301,987	$1,050,269	$2,079,614	$—	$11,223,927
Residential real estate loans:
Performing	$162,217	$148,217	$7,224	$17,128	$10,739	$77,762	$67,782	$—	$491,069
Non-performing	271	366	238	441	1,425	3,357	785	—	6,883
Total residential real estate loans	$162,488	$148,583	$7,462	$17,569	$12,164	$81,119	$68,567	$—	$497,952
Manufactured housing loans:
Performing	$—	$—	$—	$213	$103	$41,918	$—	$—	42,234
Non-performing	—	—	—	—	—	2,842	—	—	2,842
Total manufactured housing loans	$—	$—	$—	$213	$103	$44,760	$—	$—	$45,076
Installment loans:
Performing	$785,699	$305,729	$100,173	$100,570	$8,430	$782	$64,690	$—	$1,366,073
Non-performing	5,164	4,356	1,023	1,111	61	59	92	—	11,866
Total installment loans	$790,863	$310,085	$101,196	$101,681	$8,491	$841	$64,782	$—	$1,377,939
Total consumer loans	$953,351	$458,668	$108,658	$119,463	$20,758	$126,720	$133,349	$—	$1,920,967
Loans and leases receivable	$6,146,506	$1,911,220	$803,531	$570,940	$322,745	$1,176,989	$2,212,963	$—	$13,144,894

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Purchases (1)
Other commercial and industrial	$5,445	$—
Commercial real estate owner occupied	2,867	—
Residential real estate	4,238	146,874
Personal installment (2)	—	59,456
Total	$12,550	$206,330
Sales (3)
Other commercial and industrial (4)	$—	$8,840
Commercial real estate owner occupied (4)	—	5,441
Total	$—	$14,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 101.9% and 98.1% of the loans' unpaid principal balance for the three months ended March 31, 2023 and 2022, respectively.
(2)Installment loan purchases for the three months ended March 31, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)There were no sales of loans held for investment for the three months ended March 31, 2023. Gains of $1.5 million from the sales of loans held for investment for the three months ended March 31, 2022 are included in gain (loss) on sale of SBA and other loans in the consolidated statement of income.
(4)Primarily sales of SBA loans.
Loans Pledged as Collateral
Customers has pledged eligible real estate, commercial and industrial, mortgage warehouse, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $9.9 billion and $7.1 billion at March 31, 2023 and December 31, 2022, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between one month and ten years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2023	December 31, 2022
ASSETS
Operating lease ROU assets	Other assets	$18,509	$16,133
LIABILITIES
Operating lease liabilities	Other liabilities	$21,067	$19,046

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2023	2022
Operating lease cost (1)	Occupancy expenses	$1,218	$998
(1) There were no variable lease costs for the three months ended March 31, 2023 and 2022, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2023:

(amounts in thousands)	March 31, 2023
2023	$4,096
2024	4,701
2025	3,650
2026	2,880
2027	2,369
Thereafter	5,524
Total minimum payments	23,220
Less: interest	2,153
Present value of lease liabilities	$21,067
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.7 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	5.9 years	5.1 years

Weighted average discount rate
Operating leases	3.15%	2.85%
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

Leased assets under operating leases are carried at amortized cost net of accumulated depreciation, and any impairment charges and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its operating leased assets for impairment. An impairment loss is recognized if the carrying amount of the operating leased asset exceeds its fair value and is not recoverable. The carrying amount of operating leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2023 and December 31, 2022:

(amounts in thousands)	Classification	March 31, 2023	December 31, 2022
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$152,650	$140,182
Guaranteed residual assets	Loans and leases receivable	12,043	12,370
Unguaranteed residual assets	Loans and leases receivable	8,419	7,555
Deferred initial direct costs	Loans and leases receivable	1,056	667
Unearned income	Loans and leases receivable	(5,398)	(3,404)
Net investment in direct financing leases		$168,770	$157,370

Operating leases
Investment in operating leases	Other assets	$251,027	$248,454
Accumulated depreciation	Other assets	(60,350)	(52,585)
Deferred initial direct costs	Other assets	1,385	1,461
Net investment in operating leases		192,062	197,330
Total lease assets		$360,832	$354,700
Maturities of operating and direct financing lease receivables were as follows at March 31, 2023:

(amounts in thousands)	Operating leases	Direct financing leases
2023	$37,253	$30,229
2024	35,972	37,402
2025	32,256	28,074
2026	37,305	22,519
2027	26,746	18,792
Thereafter	59,528	17,585
Total minimum payments	$229,060	154,601
Less: interest		1,951
Present value of lease receivables		$152,650

NOTE 9 – DEPOSITS
The components of deposits at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
(amounts in thousands)
Demand, non-interest bearing	$3,487,517	$1,885,045
Demand, interest bearing	5,791,302	8,476,027
Savings, including money market deposit accounts	2,943,992	3,546,015
Time	5,500,806	4,249,866
Total deposits	$17,723,617	$18,156,953
The scheduled maturities for time deposits at March 31, 2023 were as follows:

(amounts in thousands)	March 31, 2023
2023	$2,846,450
2024	2,255,828
2025	121,435
2026	275,909
2027	1,144
Thereafter	40
Total time deposits	$5,500,806
Time deposits greater than the FDIC limit of $250,000 totaled $61.1 million and $85.5 million at March 31, 2023 and December 31, 2022, respectively.
Included in the demand, interest bearing balances above were $755.4 million and $553.2 million of brokered demand deposits at March 31, 2023 and December 31, 2022, respectively. Included in the savings and money market deposit account balances above were $10.4 million and $415.7 million of brokered money market deposits at March 31, 2023 and December 31, 2022, respectively. Included in time deposits above were $5.3 billion and $4.0 billion of brokered time deposits at March 31, 2023 and December 31, 2022, respectively.
Demand deposit overdrafts reclassified as loans were $2.4 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively.
In 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a deposit servicing agreement. Customers incurred expenses of $7.6 million and $17.8 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in non-interest expense during the three months ended March 31, 2023 and 2022, respectively. Customers held $1.1 billion of deposits serviced by BM Technologies as of March 31, 2023 and December 31, 2022. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits in connection with BM Technologies' Higher Education business to a new sponsor bank or June 30, 2024. Also on March 22, 2023, Customers agreed to amend and extend an existing white label relationship with a third party and BM Technologies, whereby Customers will continue to pay deposit servicing fees to BM Technologies.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	March 31, 2023 (1)	December 31, 2022 (2)
FRB advances (3)
Maximum outstanding at any month end	$—	$—
Average balance during the period	487,067	—
Weighted-average interest rate during the period	5.23%	—%
FHLB advances
Maximum outstanding at any month end	—	775,000
Average balance during the period	354,482	144,918
Weighted-average interest rate during the period	5.16%	1.07%
Federal funds purchased
Maximum outstanding at any month end	—	895,000
Average balance during the period	15,333	349,581
Weighted-average interest rate during the period	4.97%	1.66%
(1)    For the three months ended March 31, 2023.
(2)    For the year ended December 31, 2022.
(3)    Includes advances under the BTFP. The BTFP offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
At March 31, 2023 and December 31, 2022, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$2,052,143	4.64%	$500,000	3.37%
Total long-term FHLB and FRB advances	$2,052,143		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at March 31, 2023.
(2)    Includes $2.1 million of unamortized basis adjustments from a terminated interest rate swap designated as a fair value hedge of a long-term advance from FHLB of $250 million with a fixed rate of 3.30% and maturity of June 2027, at March 31, 2023.

Maturities of long-term FHLB advances were as follows at March 31, 2023:

	March 31, 2023
(dollars in thousands)	Amount (1)	Rate
2024	$420,000	4.26%
2025	540,000	5.21%
2026	540,000	5.23%
2027	450,000	3.70%
Thereafter	100,000	4.19%
Total long-term FHLB advances	$2,050,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.

The maximum borrowing capacity with the FHLB and FRB at March 31, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,307,772	$3,241,120
Total maximum borrowing capacity with the FRB (1)	6,516,922	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	12,079,694	7,142,865
(1)    Includes $508.2 million of borrowing capacity available under the BTFP, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2023 and December 31, 2022 were as follows:

		March 31, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,823	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,822	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,645	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,630	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,391	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,021	$181,952
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR after June 30, 2023, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
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

NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 1,379,883 shares of its common stock for $39.8 million and 115,324 shares for $6.3 million under the Share Repurchase Program during the three months ended March 31, 2023 and 2022, respectively.
Preferred Stock
As of March 31, 2023 and December 31, 2022, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers' issuances of preferred stock that remain outstanding at March 31, 2023 and December 31, 2022 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2023 (1)
Fixed-to-floating rate:	Issue Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$0.62
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$0.60
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the three months ended March 31, 2023.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2023 and December 31, 2022, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,466,676	9.624%	$685,809	4.500%	N/A	N/A	$1,066,814	7.000%
Customers Bank	$1,721,118	11.313%	$684,636	4.500%	$988,919	6.500%	$1,064,990	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,604,469	10.528%	$914,412	6.000%	N/A	N/A	$1,295,417	8.500%
Customers Bank	$1,721,118	11.313%	$912,848	6.000%	$1,217,131	8.000%	$1,293,202	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,878,449	12.326%	$1,219,216	8.000%	N/A	N/A	$1,600,221	10.500%
Customers Bank	$1,922,468	12.636%	$1,217,131	8.000%	$1,521,414	10.000%	$1,597,485	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,604,469	7.534%	$851,851	4.000%	N/A	N/A	$851,851	4.000%
Customers Bank	$1,721,118	8.092%	$850,809	4.000%	$1,063,511	5.000%	$850,809	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of March 31, 2023 and December 31, 2022:
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

The estimated fair values of Customers' financial instruments at March 31, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at March 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,046,685	$2,046,685	$2,046,685	$—	$—
Debt securities, available for sale	2,900,259	2,900,259	—	2,836,883	63,376
Debt securities, held to maturity	870,294	836,713	—	516,978	319,735
Loans held for sale	424,057	424,057	—	16,314	407,743
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,508,696	13,973,288	—	1,247,367	12,725,921
FHLB, Federal Reserve Bank, and other restricted stock	124,733	124,733	—	124,733	—
Derivatives	34,751	34,751	—	34,686	65
Liabilities:
Deposits	$17,723,617	$17,707,705	$12,222,811	$5,484,894	$—
FHLB advances	2,052,143	2,047,365	—	2,047,365	—
Other borrowings	123,645	108,381	—	108,381	—
Subordinated debt	182,021	152,769	—	152,769	—
Derivatives	32,999	32,999	—	32,999	—

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$455,806	$455,806	$455,806	$—	$—
Debt securities, available for sale	2,961,015	2,961,015	—	2,887,749	73,266
Debt securities, held to maturity	840,259	793,813	—	437,680	356,133
Loans held for sale	328,312	328,312	—	322	327,990
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,890,823	—	1,323,312	13,567,511
FHLB, Federal Reserve Bank, and other restricted stock	74,196	74,196	—	74,196	—
Derivatives	44,435	44,435	—	44,380	55
Liabilities:
Deposits	$18,156,953	$18,127,338	$13,907,087	$4,220,251	$—
FHLB advances	800,000	781,113	—	781,113	—
Other borrowings	123,580	108,081	—	108,081	—
Subordinated debt	181,952	168,441	—	168,441	—
Derivatives	42,106	42,106	—	42,106	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$84,559	$63,376	$147,935
Agency-guaranteed residential collateralized mortgage obligations	—	133,753	—	133,753
Collateralized loan obligations	—	854,100	—	854,100
Commercial mortgage-backed securities	—	136,818	—	136,818
Corporate notes	—	586,795	—	586,795
Private label collateralized mortgage obligations	—	1,040,858	—	1,040,858
Derivatives	—	34,686	65	34,751
Loans held for sale – fair value option	—	314	—	314
Loans receivable, mortgage warehouse – fair value option	—	1,247,367	—	1,247,367
Total assets – recurring fair value measurements	$—	$4,119,250	$63,441	$4,182,691
Liabilities
Derivatives	$—	$32,999	$—	$32,999
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$16,000	$6,569	$22,569
Total assets – nonrecurring fair value measurements	$—	$16,000	$6,569	$22,569

	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$87,276	$73,266	$160,542
Agency-guaranteed residential collateralized mortgage obligations	—	133,864	—	133,864
Collateralized loan obligations	—	872,738	—	872,738
Commercial mortgage-backed securities	—	136,357	—	136,357
Corporate notes	—	595,253	—	595,253
Private label collateralized mortgage obligations	—	1,062,261	—	1,062,261
Derivatives	—	44,380	55	44,435
Loans held for sale – fair value option	—	322	—	322
Loans receivable, mortgage warehouse – fair value option	—	1,323,312	—	1,323,312
Total assets – recurring fair value measurements	$—	$4,255,763	$73,321	$4,329,084
Liabilities
Derivatives	$—	$42,106	$—	$42,106
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,819	$4,819
Total assets – nonrecurring fair value measurements	$—	$—	$4,819	$4,819

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022 are summarized in the table below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended March 31,
	2023	2022
Balance at January 1,	$73,266	$142,885
Principal payments and premium amortization	(11,216)	(16,349)
Increase in allowance for credit losses	(273)	(728)
Decrease in allowance for credit losses	61	—
Change in fair value recognized in OCI	1,538	(3,955)
Balance at March 31,	$63,376	$121,853

There were no transfers between levels during the three months ended March 31, 2023 and 2022.

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2023 and December 31, 2022 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2023
Asset-backed securities	$63,376	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (4%) 17% - 27% (24%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2022
Asset-backed securities	$73,266	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (5%) 19% - 25% (23%)
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
Fair Value Hedges of Benchmark Interest-Rate Risk
Customers is exposed to changes in the fair value of certain of its fixed rate AFS debt securities, deposits and FHLB advances due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate such as the Fed Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges of certain of its fixed rate AFS debt securities involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of certain deposits and FHLB advances involve the payment of variable-rate amounts to a counterparty in exchange for Customers receiving fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net interest income.

At March 31, 2023, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million that were designated as fair value hedges of certain AFS debt securities. During the three months ended March 31, 2023, Customers entered into, and terminated two interest rate derivatives with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments which will be amortized over the remaining terms of the hedged items as a reduction in interest expense. During the three months ended March 31, 2022, Customers terminated two interest rate derivatives with notional amounts totaling $16.5 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million designated as fair value hedges of certain AFS debt securities.
As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
AFS debt securities	$22,500	$22,500	$1,476	$1,777
Deposits	300,000	—	2,487	—
FHLB advances	250,000	—	2,143	—
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2023, Customers had 139 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregated notional amount of $244.6 million related to this program. At December 31, 2022, Customers had 141 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregate notional amount of $245.8 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2023 and December 31, 2022, Customers had an aggregate notional amount of residential mortgage loan commitments of $3.3 million and $1.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At March 31, 2023 and December 31, 2022, Customers had an aggregate notional amount of credit derivatives of $123.5 million and $142.0 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,476	Other liabilities	$—
Total		$1,476		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$33,210	Other liabilities	$32,956
Credit contracts	Other assets	—	Other liabilities	43
Residential mortgage loan commitments	Other assets	65	Other liabilities	—
Total		$33,275		$32,999

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,777	Other liabilities	$—
Total		$1,777		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$42,589	Other liabilities	$42,076
Credit contracts	Other assets	14	Other liabilities	30
Residential mortgage loan commitments	Other assets	55	Other liabilities	—
Total		$42,658		$42,106
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2023 and 2022.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2023	2022
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(301)	$2,521
Recognized on hedged AFS debt securities	Net interest income	301	(2,521)
Total		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$(24)	$961
Credit contracts	Other non-interest income	(28)	3
Residential mortgage loan commitments	Other non-interest income	11	(31)
Total		$(41)	$933

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2023, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $21.0 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $23.0 million of cash as collateral at March 31, 2023. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
March 31, 2023
Interest rate derivative assets with institutional counterparties	$22,073	$(1,061)	$(21,012)	$—

Interest rate derivative liabilities with institutional counterparties	$1,061	$(1,061)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2022
Interest rate derivative assets with institutional counterparties	$29,706	$(619)	$(29,087)	$—

Interest rate derivative liabilities with institutional counterparties	$619	$(619)	$—	$—
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
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: a continuation of the recent turmoil in the banking industry, responsive measures taken by us and regulatory authorities to mitigate and manage related risks, regulatory actions taken that address related issues and the costs and obligations associated therewith, the impact of COVID-19 and its variants on the U.S. economy and customer behavior, the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the continued success and acceptance of our blockchain payments system, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2022, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three months ended March 31, 2023. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2022 Form 10-K.
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
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" and "NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Impact of Macroeconomic and Banking Industry Uncertainties, COVID-19 and Geopolitical Conflict
The U.S. economy has strengthened since the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated in 2023, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 and in the early part of 2023 in attempts to bring the inflation to its long run target rate of two percent. Future rate hikes may occur during the remainder of 2023, as the Federal Reserve has indicated attaining a stance of monetary policy that is sufficiently restrictive to return inflation to two percent over time.
In early March 2023, regional banks, Silicon Valley Bank and Signature Bank were placed in receivership by the state regulators and the FDIC. Citing systemic risk to the U.S. banking system, the FDIC, Federal Reserve and the U.S. Department of Treasury announced that all depositors of Silicon Valley Bank and Signature Bank would be made whole and have access to their funds. The Federal Reserve has also established a new Bank Term Funding Program, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP is an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of March 31, 2023, Customers had no advances outstanding under the Federal Reserve's discount window or the BTFP. Refer to "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rate hikes. Customers has also shifted the mix of its available for sale debt securities portfolio towards variable rate, shorter duration debt securities. The Bank's debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity, including through the BTFP. The Bank had $7.4 billion in immediate available liquidity from FRB and FHLB and cash on hand of $2.0 billion as of March 31, 2023. The Bank also maintains a diversified deposit base with approximately 78% of our deposits (inclusive of accrued interest) insured by the FDIC, along with $393.9 million of state and municipal deposits collateralized by our lines of credit at FHLB and $54.9 million of deposits from our affiliates as of March 31, 2023. The Bank's FDIC insured, collateralized and affiliates' deposits represented approximately 81% of our deposits (inclusive of accrued interest) as of March 31, 2023. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, COVID-19 and its variants, the military conflict between Russia and Ukraine, as well as any effects that may result from the federal government's responses including future rate hikes and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, COVID-19 and its variants, the geopolitical conflict and developments in the U.S. banking system will impact Customers' operations and financial results during the remainder of 2023 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2022 Form 10-K and updated in this Form 10-Q for the quarterly period ended March 31, 2023 in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' unaudited consolidated financial statements.

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
Allowance for Credit Losses
Customers' ACL at March 31, 2023 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the President, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers' risk management team. The ACL policy, significant judgments and the related disclosures are reviewed by Customers' Audit Committee of the Board of Directors.
The net decrease in our estimated ACL as of March 31, 2023 as compared to our December 31, 2022 estimate was primarily attributable to a decrease in consumer installment loans, partially offset by additional provision for credit losses from the recognition of weaker macroeconomic forecasts. There was a provision for credit losses on loans and leases of $18.0 million for the three months ended March 31, 2023, resulting in an ACL ending balance of $133.6 million ($130.3 million for loans and leases and $3.3 million for unfunded lending-related commitments) as of March 31, 2023.
To determine the ACL as of March 31, 2023, Customers utilized Moody's March 2023 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at March 2023 assumed lower growth rate in macroeconomic forecasts compared to the fourth quarter 2022 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board delaying the increase in the effective fed funds rate due to the recent financial system turmoil, but ultimately raising it to the terminal range of 5.0% to 5.25%; policymakers' aggressive response ensures that the recent bank failures do not weaken the financial system or the U.S. economy; the CPI rising 4.1% in 2023 and 2.4% in 2024; and the unemployment rate rising at the end of 2023 and into 2024. Customers continues to monitor the impact of the U.S. banking system turmoil, military conflict between Russia and Ukraine, global supply chain and labor market disruptions, inflation, and related policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

As of December 31, 2022, the ACL ending balance was $133.9 million ($130.9 million for loans and leases and $3.0 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2022, Customers utilized the Moody's December 2022 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2022 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2021; oil prices remaining volatile, but gradually declining by mid-2023, from recession fears, weakening global economies and the embargo on Russian crude oil from the Russian invasion of Ukraine; COVID-19 becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve raising the effective fed funds rate to just under 5.0% and cutting the fed funds rate beginning in late 2023 and throughout 2024; the CPI rising 4.1% in 2023 and 2.4% in 2024; and the unemployment rate rising to 4.0% in 2023 and 4.1% in 2024.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the recent bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards, the Federal Reserve keeping the fed funds rate elevated, but less than in the Baseline projections because of the weakening economy, military conflict between Russia and Ukraine persisting longer than expected, worsening supply chain conditions, rising unemployment and the U.S. economy falling into recession in the second quarter of 2023. Under this scenario, as an example, the unemployment rate is estimated at 5.6% and 7.6% in 2023 and 2024, respectively. These numbers represent a 2.1% and 3.7% higher unemployment estimate than the Baseline scenario projection of 3.5% and 3.9% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $38 million at March 31, 2023. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as geopolitical instability, risks of rising inflation including a near-term recession, worsening of the U.S. banking system turmoil, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation, worsening of the U.S. banking system turmoil, and COVID-19 and its variants have and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to "NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Net interest income	$149,899	$164,699	$(14,800)	(9.0)%
Provision for credit losses	19,603	15,997	3,606	22.5%
Total non-interest income	18,121	21,198	(3,077)	(14.5)%
Total non-interest expense	80,133	73,807	6,326	8.6%
Income before income tax expense	68,284	96,093	(27,809)	(28.9)%
Income tax expense	14,563	19,332	(4,769)	(24.7)%
Net income	53,721	76,761	(23,040)	(30.0)%
Preferred stock dividends	3,456	1,865	1,591	85.3%
Net income available to common shareholders	$50,265	$74,896	$(24,631)	(32.9)%
Customers reported net income available to common shareholders of $50.3 million for the three months ended March 31, 2023, compared to net income available to common shareholders of $74.9 million for the three months ended March 31, 2022. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows.
Net interest income
Net interest income decreased $14.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher funding costs from a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, mostly due to higher interest rates on variable rate loans in specialty lending. Average interest-earning assets increased by $1.9 billion for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in interest-earning assets was driven by increases in commercial and industrial loans and leases, primarily in specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA and commercial loans to mortgage companies. NIM decreased by 64 basis points to 2.96% for the three months ended March 31, 2023 from 3.60% for the three months ended March 31, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 331 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The NIM decrease was partially offset by a shift in the mix of interest-earning assets in a rising interest rate environment mostly in commercial and industrial loans and leases, primarily in specialty lending, which drove a 221 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.7 billion average balance) of commercial and industrial loans and leases in specialty lending yielding 7.38% and $5.5 billion in ending balance ($4.5 billion average balance) of certificates of deposit costing 4.18% at and for the three months ended March 31, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.45% and 0.43% for the three months ended March 31, 2023 and 2022, respectively.
Provision for credit losses
The $3.6 million increase in the provision for credit losses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily reflects the recognition of weaker macroeconomic forecasts. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 0.99% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Credit Risk), at March 31, 2023, compared to 1.44% at March 31, 2022. Net charge-offs for the three months ended March 31, 2023 were $18.7 million, or 49 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $7.2 million, or 21 basis points on an annualized basis, for the three months ended March 31, 2022. The increase in net charge-offs for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to higher charge-offs for consumer installment loans.

The provision for credit losses for the three months ended March 31, 2023 and 2022 also included a provision for credit losses of $1.6 million and $0.7 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
Non-interest income
The $3.1 million decrease in non-interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from decreases of $5.7 million in bank-owned life insurance income, $1.5 million in gain on sale of SBA and other loans, $0.9 million in mortgage warehouse transactional fees and $0.9 million in other non-interest income. These decreases were offset in part by increases of $3.4 million in commercial lease income and $1.4 million in loan fees and a decrease of $1.1 million in net loss on sale of investment securities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Non-interest expense
The $6.3 million increase in non-interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from increases of $5.7 million in salaries and employee benefits, $2.9 million in commercial lease depreciation, $2.3 million in loan servicing, $1.4 million in other non-interest expense, $0.7 million in advertising and promotion and $0.6 million in professional services. These increases were offset in part by a decrease of $7.5 million in technology, communication and bank operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Income tax expense
Customers' effective tax rate was 21.3% for the three months ended March 31, 2023 compared to 20.1% for the three months ended March 31, 2022. The increase in the effective tax rate primarily resulted from lower death benefits from bank-owned life insurance policies and stock-based compensation benefits, partially offset by an increase in income tax credits.
Preferred stock dividends
Preferred stock dividends were $3.5 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers expects that the Series E and F Preferred Stock will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate dividends after June 30, 2023.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2023 and 2022. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$914,149	$10,395	4.61%	$826,240	$329	0.16%	$10,027	$39	$10,066
Investment securities (1)	4,031,247	47,316	4.69%	4,036,966	20,295	2.01%	27,049	(28)	27,021
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,694,168	103,688	7.38%	2,730,990	23,391	3.47%	40,907	39,390	80,297
Other commercial and industrial loans (2)	1,705,205	25,570	6.08%	1,393,418	13,268	3.86%	8,856	3,446	12,302
Commercial loans to mortgage companies	1,262,139	17,412	5.59%	1,836,647	14,006	3.09%	8,770	(5,364)	3,406
Multifamily loans	2,206,600	20,470	3.76%	1,531,846	13,766	3.64%	467	6,237	6,704
PPP loans	889,235	23,551	10.74%	2,641,318	36,894	5.66%	20,448	(33,791)	(13,343)
Non-owner occupied commercial real estate loans	1,449,722	20,199	5.65%	1,312,210	12,207	3.77%	6,604	1,388	7,992
Residential mortgages	542,909	5,598	4.18%	416,417	3,680	3.58%	682	1,236	1,918
Installment loans	1,727,995	39,425	9.25%	1,794,145	39,963	9.03%	958	(1,496)	(538)
Total loans and leases (3)	15,477,973	255,913	6.70%	13,656,991	157,175	4.67%	75,560	23,178	98,738
Other interest-earning assets	91,308	1,321	5.87%	52,111	5,677	NM(6)	(6,906)	2,550	(4,356)
Total interest-earning assets	20,514,677	314,945	6.21%	18,572,308	183,476	4.00%	110,543	20,926	131,469
Non-interest-earning assets	538,243			557,022
Total assets	$21,052,920			$19,129,330
Liabilities
Interest checking accounts	$7,494,379	70,485	3.81%	$5,769,372	7,730	0.54%	59,802	2,953	62,755
Money market deposit accounts	2,470,004	20,783	3.41%	4,880,051	4,674	0.39%	19,501	(3,392)	16,109
Other savings accounts	822,312	6,286	3.10%	880,113	784	0.36%	5,556	(54)	5,502
Certificates of deposit	4,504,333	46,376	4.18%	450,644	524	0.47%	21,429	24,423	45,852
Total interest-bearing deposits (4)	15,291,028	143,930	3.82%	11,980,180	13,712	0.46%	125,471	4,747	130,218
Federal funds purchased	15,333	188	4.97%	88,611	73	0.33%	222	(107)	115
Borrowings	1,788,116	20,928	4.75%	532,610	4,992	3.80%	1,528	14,408	15,936
Total interest-bearing liabilities	17,094,477	165,046	3.91%	12,601,401	18,777	0.60%	137,390	8,879	146,269
Non-interest-bearing deposits (4)	2,299,295			4,900,983
Total deposits and borrowings	19,393,772		3.45%	17,502,384		0.43%
Other non-interest-bearing liabilities	247,575			237,131
Total liabilities	19,641,347			17,739,515
Shareholders' equity	1,411,573			1,389,815
Total liabilities and shareholders' equity	$21,052,920			$19,129,330
Net interest income		149,899			164,699		$(26,847)	$12,047	$(14,800)
Tax-equivalent adjustment		375			239
Net interest earnings		$150,274			$164,938
Interest spread			2.76%			3.57%
Net interest margin			2.95%			3.59%
Net interest margin tax equivalent			2.96%			3.60%
Net interest margin tax equivalent, excluding PPP loans (5)			2.80%			3.32%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.32% and 0.33% for the three months ended March 31, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended March 31, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

(6)Not Meaningful. Average yield on other interest-earning assets for the three months ended March 31, 2022 was 44.18% primarily due to $5.2 million of equity investment distributions.
Net interest income decreased $14.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher funding costs from a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by an increase in commercial and industrial loans and leases, mostly due to higher interest rates on variable rate loans in specialty lending. Average interest-earning assets increased by $1.9 billion, primarily related to increases in commercial and industrial loans and leases, primarily in specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA and commercial loans to mortgage companies. The commercial loans to mortgage companies trend had been a function of refinance activity, which had slowed since reaching its high level in early 2021, and into 2022 and 2023 with rising interest rates.
The NIM decreased by 64 basis points to 2.96% for the three months ended March 31, 2023 from 3.60% for the three months ended March 31, 2022 resulting primarily from a shift in the mix of interest-bearing liabilities in a rising interest rate environment, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 331 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in NIM was offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment, mostly in commercial and industrial loans and leases, primarily in specialty lending, which drove a 221 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.7 billion average balance) of commercial and industrial loans and leases within specialty lending yielding 7.38% and $5.5 billion in ending balance ($4.5 billion average balance) of certificates of deposit costing 4.18% at and for the three months ended March 31, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.45% and 0.43% for the three months ended March 31, 2023 and 2022, respectively.
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
A reconciliation of net interest margin tax equivalent, excluding PPP loans for the three months ended March 31, 2023 and 2022 is set forth below.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net interest income (GAAP)	$149,899	$164,699
Tax-equivalent adjustment	375	239
Net interest income tax equivalent (GAAP)	150,274	164,938
Loans receivable, PPP net interest income	(14,106)	(34,615)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$136,168	$130,323

Average total interest-earning assets (GAAP)	$20,514,677	$18,572,308
Average PPP loans	(889,235)	(2,641,318)
Adjusted average total interest-earning assets (Non-GAAP)	$19,625,442	$15,930,990

Net interest margin (GAAP)	2.95%	3.59%
Net interest margin tax equivalent (GAAP)	2.96%	3.60%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	2.80%	3.32%

PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended March 31, 2023, which resulted primarily from the recognition of weaker macroeconomic forecasts. Customers recorded a provision for credit losses of $18.0 million for loans and leases and $0.3 million for lending-related commitments, respectively, for the three months ended March 31, 2023. Customers recorded a provision for credit losses for loans and leases of $15.3 million and a credit to provision for credit losses (a benefit) on lending-related commitments of $0.1 million, respectively, for the three months ended March 31, 2022. Net charge-offs for the three months ended March 31, 2023 were $18.7 million, or 49 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $7.2 million, or 21 basis points of average loans and leases on an annualized basis, for the three months ended March 31, 2022. The increase in net charge-offs for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to higher charge-offs for consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended March 31, 2023 and 2022 also included a provision for credit losses of $1.6 million and $0.7 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Commercial lease income	$9,326	$5,895	$3,431	58.2%
Loan fees	3,990	2,545	1,445	56.8%
Bank-owned life insurance	2,647	8,326	(5,679)	(68.2)%
Mortgage warehouse transactional fees	1,074	2,015	(941)	(46.7)%
Gain (loss) on sale of SBA and other loans	—	1,507	(1,507)	(100.0)%
Net gain (loss) on sale of investment securities	—	(1,063)	1,063	(100.0)%
Other	1,084	1,973	(889)	(45.1)%
Total non-interest income	$18,121	$21,198	$(3,077)	(14.5)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $3.4 million increase in commercial lease income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from the continued growth of Customers' equipment finance business.
Loan fees
The $1.4 million increase in loan fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from an increase in fees earned on unused lines of credit and other fees from commercial borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $5.7 million decrease in bank-owned life insurance income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted from a decrease in death benefits paid by insurance carriers under the policies.

Mortgage warehouse transactional fees
The $0.9 million decrease in mortgage warehouse transactional fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to prior periods, given the lower mortgage banking activity in a higher interest rate environment.
Gain (loss) on sale of SBA and other loans
The $1.5 million decrease in gain on sale of SBA and other loans for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflects $1.5 million in gains on sales of $14.3 million of SBA loans in the three months ended March 31, 2022, compared to no such sales in the three months ended March 31, 2023. There can be no assurance that Customers will realize gains from sales of loans in 2023 comparable to prior periods given the significant uncertainty in the capital markets.
Net gain (loss) on sale of investment securities
The $1.1 million decrease in net loss on sale of investment securities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflects net losses realized from the sale of $156.0 million in AFS debt securities during the three months ended March 31, 2022, compared to no such sales in the three months ended March 31, 2023. There can be no assurance that Customers will realize gains from sales of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Other non-interest income
The $0.9 million decrease in other non-interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from decreases in unrealized gains on derivatives due to changes in market interest rates, mortgage banking and deposit fees, partially offset by increases in SERP income due to changes in capital markets and gains from the sales of commercial lease assets.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Salaries and employee benefits	$32,345	$26,607	$5,738	21.6%
Technology, communication and bank operations	16,589	24,068	(7,479)	(31.1)%
Commercial lease depreciation	7,875	4,942	2,933	59.3%
Professional services	7,596	6,956	640	9.2%
Loan servicing	4,661	2,371	2,290	96.6%
Occupancy	2,760	3,050	(290)	(9.5)%
FDIC assessments, non-income taxes and regulatory fees	2,728	2,383	345	14.5%
Advertising and promotion	1,049	315	734	233.0%
Other	4,530	3,115	1,415	45.4%
Total non-interest expense	$80,133	$73,807	$6,326	8.6%
Salaries and employee benefits
The $5.7 million increase in salaries and employee benefits for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives, severance accruals and SERP expenses.

Technology, communication and bank operations
The $7.5 million decrease in technology, communication and bank operations expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies pursuant to the amended deposit servicing agreement, partially offset by $2.7 million increase in higher software licenses, fees paid for software as a service and other processing and technology-related expenses.
Customers incurred expenses of $7.6 million and $17.8 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, Customers held $1.1 billion of deposits serviced by BM Technologies. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $514 million of these serviced deposits held on March 31, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $569 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies, which was also renewed on March 22, 2023. Refer to "NOTE 9 – DEPOSITS" to Customers' unaudited consolidated financial statements for additional information.
Commercial lease depreciation
The $2.9 million increase in commercial lease depreciation for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from the continued growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor.
Professional services
The $0.6 million increase in professional services for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in legal fees related to PPP related matters, partially offset by a decrease in outside professional services related to PPP forgiveness.
Loan servicing
The $2.3 million increase in loan servicing for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from the growth in loan portfolios serviced by third parties.
Advertising and promotion
The $0.7 million increase in advertising and promotion for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from higher spending on media and advertising agencies for our deposit products.
Other non-interest expense
The $1.4 million increase in other non-interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from increases in operating losses and a provision or addition to the reserve for unfunded commitments. A provision or addition to the reserve for unfunded commitments for the three months ended March 31, 2023 was $0.3 million, compared to a credit or release to the reserve for unfunded commitments of $0.1 million for the three months ended March 31, 2022.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Income before income tax expense	$68,284	$96,093	$(27,809)	(28.9)%
Income tax expense	14,563	19,332	(4,769)	(24.7)%
Effective tax rate	21.33%	20.12%

The $4.8 million decrease in income tax expense for the three months ended March 31, 2023, when compared to the same period in the prior year, primarily resulted from a decrease in pre-tax income and increased income tax credits. The increase in the effective tax rate for the three months ended March 31, 2023, when compared to the same period in the prior year, primarily resulted from lower death benefits from bank-owned life insurance policies and stock-based compensation benefits, partially offset by an increase in income tax credits.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.5 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers expects that the Series E and F Preferred Stock will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate dividends after June 30, 2023.
Financial Condition
General
Customers' total assets were $21.8 billion at March 31, 2023. This represented an increase of $855.5 million from total assets of $20.9 billion at December 31, 2022. The increase in total assets was primarily driven by increases of $1.6 billion in cash and cash equivalents, $95.7 million in loans held for sale and $30.0 million in investment securities held to maturity, partially offset by decreases of $751.9 million in loans receivable, PPP, $75.9 million in loans receivable, mortgage warehouse, at fair value and $60.5 million in investment securities, at fair value.
Total liabilities were $20.3 billion at March 31, 2023. This represented an increase of $837.4 million from $19.5 billion at December 31, 2022. The increase in total liabilities primarily resulted from an increase of $1.3 billion in FHLB advances, partially offset by a decrease of $433.3 million in total deposits.
The following table sets forth certain key condensed balance sheet data as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022	Change	% Change
Cash and cash equivalents	$2,046,685	$455,806	$1,590,879	349.0%
Investment securities, at fair value	2,926,969	2,987,500	(60,531)	(2.0)%
Investment securities held to maturity	870,294	840,259	30,035	3.6%
Loans held for sale	424,057	328,312	95,745	29.2%
Loans receivable, mortgage warehouse, at fair value	1,247,367	1,323,312	(75,945)	(5.7)%
Loans receivable, PPP	246,258	998,153	(751,895)	(75.3)%
Loans and leases receivable	13,145,352	13,144,894	458	0.0%
Allowance for credit losses on loans and leases	(130,281)	(130,924)	643	(0.5)%
Bank-owned life insurance	339,607	338,441	1,166	0.3%
Other assets	374,609	400,135	(25,526)	(6.4)%
Total assets	21,751,614	20,896,112	855,502	4.1%
Total deposits	17,723,617	18,156,953	(433,336)	(2.4)%
FHLB advances	2,052,143	800,000	1,252,143	156.5%
Other borrowings	123,645	123,580	65	0.1%
Subordinated debt	182,021	181,952	69	0.0%
Accrued interest payable and other liabilities	249,168	230,666	18,502	8.0%
Total liabilities	20,330,594	19,493,151	837,443	4.3%
Total shareholders’ equity	1,421,020	1,402,961	18,059	1.3%
Total liabilities and shareholders’ equity	$21,751,614	$20,896,112	$855,502	4.1%

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $77.3 million and $58.0 million at March 31, 2023 and December 31, 2022, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $2.0 billion and $397.8 million at March 31, 2023 and December 31, 2022, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits from December 31, 2022 primarily resulted from maintaining a higher level of liquidity in response to heightened liquidity risk to the U.S. banking system, particularly to the regional banks.
Investment securities at fair value
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, private label collateralized mortgage obligations, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At March 31, 2023, investment securities at fair value totaled $2.9 billion compared to $3.0 billion at December 31, 2022. The decrease primarily resulted from the maturities, calls and principal repayments totaling $69.6 million, partially offset by an increase in the fair value of AFS debt securities, or a decline in unrealized losses of $8.2 million due to changes in market interest rates for the three months ended March 31, 2023.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $1.6 million on certain asset-backed securities and corporate notes included in our investment securities at fair value during the three months ended March 31, 2023. Refer to "NOTE 5 – INVESTMENT SECURITIES" and "NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" to Customers' unaudited consolidated financial statements for additional information.
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

	March 31, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	3.44%	3.44%
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.43	2.43
Collateralized loan obligations	—	—	—	6.56	6.56
Commercial mortgage-backed securities	—	—	—	6.19	6.19
Corporate notes	6.75	6.76	4.77	—	6.36
Private label collateralized mortgage obligations	—	—	—	3.04	3.04
Weighted-average yield	6.75%	6.76%	4.77%	4.48%	4.86%
The agency-guaranteed collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.

Investment securities held to maturity
At March 31, 2023, investment securities held to maturity totaled $870.3 million compared to $840.3 million at December 31, 2022. The increase in investment securities held to maturity resulted from a purchase of $73.1 million of private label collateralized mortgage obligations, partially offset by maturities, calls and principal repayments totaling $44.2 million for the three months ended March 31, 2023.
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

	March 31, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.50%	5.50%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.90	1.90
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.15	2.15
Private label collateralized mortgage obligations	—	—	—	4.58	4.58
Weighted-average yield	—%	—%	—%	3.81%	3.81%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the HTM portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. For financial reporting purposes, these securities are carried at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. Refer to "NOTE 5 – INVESTMENT SECURITIES" and "NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" to Customers' unaudited consolidated financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando and Jacksonville, Florida and Wilmington, North Carolina; and nationally for certain loan and deposit products. The portfolio of loans to mortgage companies is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
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

As of March 31, 2023, Customers had $12.9 billion in commercial loans outstanding, totaling approximately 85.3% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $13.5 billion, comprising approximately 85.8% of its total loan and lease portfolio at December 31, 2022. Included in the $12.9 billion and $13.5 billion in commercial loans outstanding as of March 31, 2023 and December 31, 2022, respectively, were $246.3 million and $998.2 million of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.
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
Customers' Specialty Banking includes lending to mortgage companies, equipment finance, warehouse lending, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its Specialty Banking, which included capital call lines, technology and venture capital banking and financial institutions group in 2021 to further build its franchise and support the growth of its commercial lending. Customers' lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers' capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers' technology and venture capital banking provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms.
Customers' lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of March 31, 2023 and December 31, 2022, commercial loans to mortgage companies totaled $1.2 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of March 31, 2023 and December 31, 2022, Customers had $526.8 million and $560.3 million, respectively, of equipment finance loans outstanding. As of March 31, 2023 and December 31, 2022, Customers had $168.8 million and $157.4 million of equipment finance leases outstanding, respectively. As of March 31, 2023 and December 31, 2022, Customers had $192.1 million and $197.3 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $60.4 million and $52.6 million, respectively.
Customers' multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers' covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of March 31, 2023, Customers had multifamily loans of $2.2 billion outstanding, comprising approximately 14.6% of the total loan and lease portfolio, compared to $2.2 billion, or approximately 14.0% of the total loan and lease portfolio, at December 31, 2022.
Customers had $246.3 million and $998.2 million of PPP loans outstanding as of March 31, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%.

Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide including through relationships with fintech companies. Customers has continued to build out its Banking-as-a-Service/Marketplace Lending (Baas/MPL) business in 2023 in which we accumulate loans with the intent to sell in the future while reducing loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of March 31, 2023, Customers had $2.2 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 14.7% of the total loan and lease portfolio, compared to $2.2 billion, or 14.2% of the total loan and lease portfolio, as of December 31, 2022.
Purchases and sales of loans were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Purchases (1)
Other commercial and industrial	$5,445	$—
Commercial real estate owner occupied	2,867	—
Residential real estate	4,238	146,874
Personal installment (2)	—	59,456
Total	$12,550	$206,330
Sales (3)
Other commercial and industrial (4)	$—	$8,840
Commercial real estate owner occupied (4)	—	5,441
Total	$—	$14,281
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 101.9% and 98.1% of the loans' unpaid principal balance for the three months ended March 31, 2023 and 2022, respectively.
(2)Installment loan purchases for the three months ended March 31, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)There were no sales of loans held for investment for the three months ended March 31, 2023. Gains of $1.5 million from the sales of loans held for investment for the three months ended March 31, 2022 are included in gain (loss) on sale of SBA and other loans in the consolidated statements of income.
(4)Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$4,051	$4,079
Commercial real estate non-owner occupied loans, at lower of cost or fair value	16,000	—
Total commercial loans held for sale	20,051	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	507	507
Residential mortgage loans, at fair value	314	322
Personal installment loans, at lower of cost or fair value	307,336	133,801
Other installment loans, at lower of cost or fair value	95,849	189,603
Total consumer loans held for sale	404,006	324,233
Loans held for sale	$424,057	$328,312
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$1,247,367	$1,323,312
Loans receivable, PPP	246,258	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,519,176	5,412,887
Other commercial and industrial	1,295,688	1,259,943
Multifamily	2,195,211	2,213,019
Commercial real estate owner occupied	895,314	885,339
Commercial real estate non-owner occupied	1,245,248	1,290,730
Construction	188,123	162,009
Total commercial loans and leases receivable	11,338,760	11,223,927
Consumer:
Residential real estate	494,815	497,952
Manufactured housing	43,272	45,076
Installment:
Personal	849,420	964,641
Other	419,085	413,298
Total consumer loans receivable	1,806,592	1,920,967
Loans and leases receivable	13,145,352	13,144,894
Allowance for credit losses on loans and leases	(130,281)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,508,696	$15,335,435
(1)Includes direct finance equipment leases of $168.8 million and $157.4 million at March 31, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(0.7) million and $(21.5) million at March 31, 2023 and December 31, 2022, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2023, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.2 billion and $1.3 billion at March 31, 2023 and December 31, 2022, respectively.
On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2023, Customers had an outstanding loan balance with the borrower of $6.0 million in an unsecured working capital loan that was fully guaranteed by an affiliate of the primary shareholder of the borrower.

Loans receivable, PPP
Customers had $246.3 million and $998.2 million of PPP loans outstanding as of March 31, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $23.6 million and $36.9 million for the three months ended March 31, 2023 and 2022, respectively.
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
The provision for credit losses on loans and leases was $18.0 million and $15.3 million for the three months ended March 31, 2023 and 2022, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $130.3 million, or 0.97% of loans and leases receivable and 0.99% of loans and leases receivable, excluding PPP (a non-GAAP measure) at March 31, 2023, and $130.9 million or 0.93% of loans and leases receivable and 1.00% of loans and leases receivable, excluding PPP loans (a non-GAAP measure) at December 31, 2022. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The decrease in the ACL resulted primarily from a decrease in consumer installment loans, partially offset by additional provision for credit losses from the recognition of weaker macroeconomic forecasts. Net charge-offs were $18.7 million for the three months ended March 31, 2023, an increase of $11.4 million compared to the same period in 2022. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of March 31, 2023 and December 31, 2022 is set forth below.

(dollars in thousands)	March 31, 2023	December 31, 2022
Loans and leases receivable (GAAP)	$13,391,610	$14,143,047
Less: Loans receivable, PPP	246,258	998,153
Loans and leases held for investment, excluding PPP (Non-GAAP)	$13,145,352	$13,144,894

ACL for loans and leases (GAAP)	$130,281	$130,924

Coverage of ACL for loans and leases held for investment (GAAP)	0.97%	0.93%

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	0.99%	1.00%

The tables below present changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Charge-offs (1)	(160)	—	—	(4,239)	—	—	—	(16,715)	(21,114)
Recoveries (1)	231	—	—	5	116	2	—	2,109	2,463
Provision (benefit) for credit losses on loans and leases	2,397	543	2,018	4,047	307	757	(91)	8,030	18,008
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2023	0.00%	—%	—%	(1.34)%	0.27%	0.00%	—%	(4.35)%	(0.58)%

(amounts in thousands)	Commercial and industrial (2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (1)	(301)	—	—	—	—	(4)	—	(8,865)	(9,170)
Recoveries (1)	360	337	7	8	113	6	—	1,113	1,944
Provision (benefit) for credit losses on loans and leases	(1,996)	2,623	621	(263)	134	2,300	64	11,786	15,269
Ending Balance, March 31, 2022	$10,765	$7,437	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2022	0.01%	0.09%	0.00%	0.00%	0.24%	0.00%	—%	(1.75)%	(0.32)%
(1)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(2)Includes specialty lending.
The ACL is based on a quarterly evaluation of the loan and lease portfolio and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements, also, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2022 Form 10-K for further discussion on management's methodology for estimating the ACL.

Approximately 42% of Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve.
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

Asset Quality at March 31, 2023

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,814,864	$6,808,780	$1,252	$946	$3,886	$—	$3,886	0.06%	0.06%
Multifamily	2,195,211	2,189,141	5,189	—	881	—	881	0.04%	0.04%
Commercial real estate owner occupied	895,314	889,281	2,412	—	3,621	—	3,621	0.40%	0.40%
Commercial real estate non-owner occupied	1,245,248	1,245,248	—	—	—	37	37	—%	0.00%
Construction	188,123	188,123	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	11,338,760	11,320,573	8,853	946	8,388	37	8,425	0.07%	0.07%
Residential	494,815	482,250	6,092	—	6,473	35	6,508	1.31%	1.32%
Manufactured housing	43,272	38,348	1,590	766	2,568	64	2,632	5.93%	6.07%
Installment	1,268,505	1,240,135	19,650	—	8,720	—	8,720	0.69%	0.69%
Total consumer loans receivable	1,806,592	1,760,733	27,332	766	17,761	99	17,860	0.98%	0.99%
Loans and leases receivable (1)	13,145,352	13,081,306	36,185	1,712	26,149	136	26,285	0.20%	0.20%
Loans receivable, PPP (2)	246,258	246,258	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,247,367	1,247,367	—	—	—	—	—	—%	—%
Total loans held for sale	424,057	399,170	18,912	—	5,975	—	5,975	1.41%	1.41%
Total portfolio	$15,063,034	$14,974,101	$55,097	$1,712	$32,124	$136	$32,260	0.21%	0.21%

Asset Quality at March 31, 2023 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,814,864	$3,886	$20,050	0.29%	515.95%
Multifamily	2,195,211	881	15,084	0.69%	1,712.15%
Commercial real estate owner occupied	895,314	3,621	8,472	0.95%	233.97%
Commercial real estate non-owner occupied	1,245,248	—	11,032	0.89%	—%
Construction	188,123	—	2,336	1.24%	—%
Total commercial loans and leases receivable	11,338,760	8,388	56,974	0.50%	679.23%
Residential	494,815	6,473	6,853	1.38%	105.87%
Manufactured housing	43,272	2,568	4,339	10.03%	168.96%
Installment	1,268,505	8,720	62,115	4.90%	712.33%
Total consumer loans receivable	1,806,592	17,761	73,307	4.06%	412.74%
Loans and leases receivable (1)	13,145,352	26,149	130,281	0.99%	498.23%
Loans receivable, PPP (2)	246,258	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,247,367	—	—	—%	—%
Total loans held for sale	424,057	5,975	—	—%	—%
Total portfolio	$15,063,034	$32,124	$130,281	0.86%	405.56%
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
(2)    The tables exclude PPP loans of $246.3 million, of which $0.8 million were 30-59 days past due and $117.9 million were 60 days or more past due as of March 31, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

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
A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at March 31, 2023, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Total loans and leases portfolio (GAAP)	$15,063,034	$14,974,101	$55,097	$1,712	$32,124	$136	$32,260	0.21%	0.21%
Less: Loans receivable, PPP (1)	246,258	246,258	—	—	—	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	14,816,776	14,727,843	55,097	1,712	32,124	136	32,260	0.22%	0.22%
Less: Loans held for sale	424,057	399,170	18,912	—	5,975	—	5,975	1.41%	1.41%
Less: Loans receivable, mortgage warehouse, at fair value	1,247,367	1,247,367	—	—	—	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$13,145,352	$13,081,306	$36,185	$1,712	$26,149	$136	$26,285	0.20%	0.20%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Total loans and leases portfolio (GAAP)	$15,063,034	$32,124	$130,281	0.86%	405.56%
Less: Loans receivable, PPP (1)	246,258	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	14,816,776	32,124	130,281	0.88%	405.56%
Less: Loans held for sale	424,057	5,975	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	1,247,367	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$13,145,352	$26,149	$130,281	0.99%	498.23%
(1)    Loans receivable, PPP includes PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $15.1 billion at March 31, 2023 compared to $15.8 billion at December 31, 2022, and $32.1 million, or 0.21% of loans and leases, were non-performing at March 31, 2023 compared to $30.7 million, or 0.19% of loans and leases, at December 31, 2022. The total loan and lease portfolio was supported by an ACL of $130.3 million (405.56% of NPLs and 0.86% of total loans and leases) and $130.9 million (425.95% of NPLs and 0.83% of total loans and leases), at March 31, 2023 and December 31, 2022, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. Customers Bank provides TassatPayTM instant blockchain-based digital payments platform via CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of March 31, 2023 and December 31, 2022, Customers Bank held $1.9 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. At March 31, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $254.7 million and $23 thousand at March 31, 2023 and December 31, 2022, respectively.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	Change	% Change
Demand, non-interest bearing	$3,487,517	$1,885,045	$1,602,472	85.0%
Demand, interest bearing	5,791,302	8,476,027	(2,684,725)	(31.7)%
Savings, including MMDA	2,943,992	3,546,015	(602,023)	(17.0)%
Non-time deposits	12,222,811	13,907,087	(1,684,276)	(12.1)%
Time deposits	5,500,806	4,249,866	1,250,940	29.4%
Total deposits	$17,723,617	$18,156,953	$(433,336)	(2.4)%
Total deposits were $17.7 billion at March 31, 2023, a decrease of $433.3 million, or 2.4%, from $18.2 billion at December 31, 2022. Interest bearing demand deposits decreased by $2.7 billion, or 31.7%, to $5.8 billion at March 31, 2023, from $8.5 billion at December 31, 2022 and savings, including MMDA decreased by $602.0 million, or 17.0%, to $2.9 billion at March 31, 2023, from $3.5 billion at December 31, 2022. These decreases were partially offset by increases in non-interest bearing demand deposits of $1.6 billion, or 85.0%, to $3.5 billion at March 31, 2023 from $1.9 billion at December 31, 2022 and time deposits of $1.3 billion, or 29.4%, to $5.5 billion at March 31, 2023, from $4.2 billion at December 31, 2022.
Total deposits at March 31, 2023 and December 31, 2022 include $1.1 billion of deposits serviced by BM Technologies under a deposit servicing agreement. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $514 million of these serviced deposits held on March 31, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $569 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies, which was also renewed on March 22, 2023.
The total amount of estimated uninsured deposits totaled $3.9 billion and $6.4 billion at March 31, 2023 and December 31, 2022, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $61.1 million and $85.5 million at March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023, the Bank had $393.9 million in state and municipal deposits to which it had pledged $397.2 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$2,052,143	4.64%	$500,000	3.37%
Total long-term FHLB and FRB advances	$2,052,143		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at March 31, 2023.
(2)    Includes $2.1 million of unamortized basis adjustments from a terminated interest rate swap designated as a fair value hedge of a long-term advance from FHLB of $250 million with a fixed rate of 3.30% and maturity of June 2027, at March 31, 2023.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,307,772	$3,241,120
Total maximum borrowing capacity with the FRB (1)	6,516,922	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	12,079,694	7,142,865
(1)    Includes $508.2 million of borrowing capacity available under the BTFP, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2023 and December 31, 2022 were as follows:

		March 31, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,823	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,822	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,645	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,630	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,391	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,021	$181,952
(1)The senior notes will bear an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR after June 30, 2023, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
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

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,258	35,012	246	0.7%
Additional paid in capital	552,255	551,721	534	0.1%
Retained earnings	974,399	924,134	50,265	5.4%
Accumulated other comprehensive income (loss), net	(156,276)	(163,096)	6,820	(4.2)%
Treasury stock	(122,410)	(82,604)	(39,806)	48.2%
Total shareholders' equity	$1,421,020	$1,402,961	$18,059	1.3%
Shareholders’ equity increased $18.1 million, or 1.3%, to $1.4 billion at March 31, 2023 when compared to shareholders' equity of $1.4 billion at December 31, 2022. The increase primarily resulted from increases of $50.3 million in retained earnings and $6.8 million in accumulated other comprehensive income (loss), net, partially offset by an increase of $39.8 million in treasury stock.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2023.
The increase in retained earnings resulted from net income of $53.7 million, partially offset by preferred stock dividends of $3.5 million for the three months ended March 31, 2023.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $8.3 million in unrealized losses on AFS debt securities and income tax effect of $2.1 million during the three months ended March 31, 2023.
The increase in treasury stock resulted from repurchase of 1,379,883 shares of common stock for $39.8 million pursuant to the Share Repurchase Program during the three months ended March 31, 2023. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.3 million during the three months ended March 31, 2023, resulting in an ACL of $3.3 million as of March 31, 2023. Customers had an ACL on unfunded lending-related commitments of $3.0 million as of December 31, 2022.

Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of March 31, 2023. These obligations and commitments include the transfer of deposits serviced by BM Technologies under the deposit service agreement on the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. As of March 31, 2023 and December 31, 2022, Customers held $1.1 billion of deposits serviced by BM Technologies under a deposit servicing agreement. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $514 million of these serviced deposits held on March 31, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $569 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies, which was also renewed on March 22, 2023. Refer to "NOTE 8 – LEASES", "NOTE 9 – DEPOSITS" and "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB, including the BTFP to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of March 31, 2023, Customers' borrowing capacity with the FHLB was $3.3 billion, of which $2.1 billion was utilized in borrowings and $397.2 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2022, Customers' borrowing capacity with the FHLB was $3.2 billion, of which $800.0 million was utilized in borrowings and $175.6 million of available capacity was utilized to collateralize state and municipal deposits. As of March 31, 2023 and December 31, 2022, Customers' borrowing capacity with the FRB was $6.5 billion and $2.5 billion, respectively.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of March 31, 2023 and December 31, 2022, Customers Bank held $1.9 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. At March 31, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $254.7 million and $23 thousand at March 31, 2023 and December 31, 2022, respectively.
The table below summarizes Customers' cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$17,538	$116,940	$(99,402)	(85.0)%
Net cash provided by (used in) investing activities	804,645	88,672	715,973	807.4%
Net cash provided by (used in) financing activities	768,696	(449,044)	1,217,740	(271.2)%
Net increase (decrease) in cash and cash equivalents	$1,590,879	$(243,432)	$1,834,311	(753.5)%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $17.5 million for the three months ended March 31, 2023 resulted from net income of $53.7 million, net non-cash operating adjustments of $26.5 million and an increase in accrued interest payable and other liabilities of $18.1 million, partially offset by origination of loans held for sale, net of proceeds from the sales of $79.8 million and an increase in accrued interest receivable and other assets of $0.9 million.

Cash provided by operating activities of $116.9 million for the three months ended March 31, 2022 resulted from net income of $76.8 million and a decrease in accrued interest receivable and other assets of $66.9 million, partially offset by a decrease in accrued interest payable and other liabilities of $6.4 million and net non-cash operating adjustments of $20.2 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities of $804.6 million for the three months ended March 31, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage warehouse loans of $736.6 million primarily from PPP loan forgiveness and guarantee payments by the SBA, proceeds from net repayments of mortgage warehouse loans of $91.7 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $69.6 million and held to maturity of $44.2 million, partially offset by purchases of investment securities held to maturity of $73.1 million, net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $50.5 million and purchases of loans of $12.6 million.
Cash provided by investing activities of $88.7 million for the three months ended March 31, 2022 primarily resulted from proceeds from net repayments of mortgage warehouse loans of $536.6 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $224.8 million, proceeds from sales of investment securities available for sale of $156.0 million, a net decrease in loans and leases, excluding mortgage warehouse loans of $159.7 million primarily from PPP loan forgiveness, proceeds from sales of loans and leases of $14.3 million, and net proceeds from sale of FHLB, FRB, and other restricted stock of $15.2 million, partially offset by purchases of investment securities available for sale of $814.2 million and purchases of loans of $206.3 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $768.7 million for the three months ended March 31, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $2.6 billion, partially offset by repayments of long-term borrowed funds from the FHLB and FRB of $1.0 billion, a net decrease in deposits of $435.8 million, a net decrease in short-term borrowed funds from the FHLB of $300.0 million and purchases of treasury stock of $39.8 million.
Cash used in financing activities of $449.0 million for the three months ended March 31, 2022 primarily resulted from a net decrease in short-term borrowed funds from the FHLB of $700.0 million, a net decrease in deposits of $362.4 million and purchases of treasury stock of $6.3 million, partially offset by a net increase in federal funds purchased of $625.0 million.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2023 and December 31, 2022, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,466,676	9.624%	$685,809	4.500%	N/A	N/A	$1,066,814	7.000%
Customers Bank	$1,721,118	11.313%	$684,636	4.500%	$988,919	6.500%	$1,064,990	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,604,469	10.528%	$914,412	6.000%	N/A	N/A	$1,295,417	8.500%
Customers Bank	$1,721,118	11.313%	$912,848	6.000%	$1,217,131	8.000%	$1,293,202	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,878,449	12.326%	$1,219,216	8.000%	N/A	N/A	$1,600,221	10.500%
Customers Bank	$1,922,468	12.636%	$1,217,131	8.000%	$1,521,414	10.000%	$1,597,485	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,604,469	7.534%	$851,851	4.000%	N/A	N/A	$851,851	4.000%
Customers Bank	$1,721,118	8.092%	$850,809	4.000%	$1,063,511	5.000%	$850,809	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of March 31, 2023, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2024 and December 31, 2023, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2023 and December 31, 2022. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending March 31, 2024 and December 31, 2023, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	March 31, 2023	December 31, 2022
Up 3%	14.2%	0.4%
Up 2%	9.5%	0.4%
Up 1%	5.1%	0.3%
Down 1%	(5.4)%	(0.9)%
Down 2%	(11.1)%	(2.0)%
Down 3%	(16.8)%	(4.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at March 31, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at March 31, 2023 and December 31, 2022, resulting from shocks to interest rates.

	From Base
Rate Shocks	March 31, 2023	December 31, 2022
Up 3%	(2.2)%	(27.8)%
Up 2%	(0.4)%	(16.9)%
Up 1%	1.9%	(6.6)%
Down 1%	(6.6)%	0.0%
Down 2%	(37.2)%	(31.3)%
Down 3%	(64.1)%	(57.2)%

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
At March 31, 2023, Customers had LIBOR-based commercial loans and leases, commercial real estate loans and residential mortgages of $1.6 billion, which either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. In addition, $110.0 million of fixed-to-floating rate borrowings and $137.8 million of preferred equity instruments reference LIBOR. Customers' derivatives primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivatives with other counterparties that also choose to adhere to the Protocol. Customers adhered to the IBOR Protocol in November 2020 and is in the process of remediating its interest rate swap transactions with its end-user customers. With respect to Customers' cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant SOFR benchmark alternatives of the IBOR Supplement and IBOR Protocol. As loans mature and new originations occur a larger percentage of Customers' variable-rate loans are expected to reference SOFR. At March 31, 2023, the Company had approximately $4.4 billion of outstanding loan balances that reference SOFR. Customers’ usage of interest rate swap agreements referenced to SOFR is expected to increase in response to the discontinuation of LIBOR. Customers continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Customers’ interest rate risk profile and its management thereof. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to Part I, Item 1A. "Risk Factors" included in Customers' 2022 Form 10-K.
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2023.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2023, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2022 Form 10-K. There are no material changes from the risk factors included within the 2022 Form 10-K, except as further discussed below. The risks described within the 2022 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
A continuation of recent turmoil in the financial services industry, and responsive measures to manage it, could have an adverse effect on our stock price, financial position and results of operations. In addition, if we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, which have come under greater scrutiny in light of recent bank failures, it could have a material adverse effect on our stock price, financial condition and results of operations.
In recent months, several financial services institutions have failed or required outside liquidity support. The impact of this situation has led to market volatility and risk of additional stress to other financial services institutions and the financial services industry generally, in part as a result of increased lack of confidence in the financial services sector. While the U.S. Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions, such as establishing the Bank Term Funding Program, as an additional source of liquidity for banks, there is no guarantee that such actions will be successful in restoring customer confidence. As a result of these events, certain of our customers chose, and may choose in the future, to withdraw deposit amounts in favor of keeping deposits at larger financial institutions that may be perceived to be more stable, or seek to switch their existing deposits into other higher yielding alternatives, any of which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations.
In addition, these recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies, increased oversight by regulatory authorities and/or the imposition of restrictions on certain business activities through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our current and planned business. The cost of resolving the recent bank failures is also expected to result in action by the FDIC to increase its deposit insurance premiums or assessments.
These recent events also have led to a greater focus by regulators and investors on liquidity of existing assets and funding sources for financial institutions, the composition of deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. The increased influence of social media and other communication channels on the public perception of financial institutions and their operations can create reputation risk, which can adversely affect our stock price or the public’s perception of our stability or viability, even where such concerns are unwarranted. If we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, it could have a material adverse effect on our stock price, financial condition, results of operations or regulatory standing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three months ended March 31, 2023 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	—	$—	—	1,877,392
February 1 - February 28, 2023	1,013,283	31.48	1,013,283	864,109
March 1 - March 31, 2023	366,600	20.57	366,600	497,509
Total	1,379,883	$28.58	1,379,883	497,509
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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 9, 2023	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2023	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)