Form 10-Q
period 2023-06-30
Customers Bancorp, Inc.
filed 2023-08-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 4, 2023, 31,291,461 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88

Item 4.	Controls and Procedures	89

PART II

Item 1.	Legal Proceedings	90

Item 1A.	Risk Factors	90

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Mine Safety Disclosures	91

Item 5.	Other Information	91

Item 6.	Exhibits	92

SIGNATURES		93

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program

PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SAB	SEC Staff Accounting Bulletin
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity
VOE	Voting interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$54,127	$58,025
Interest earning deposits	3,101,097	397,781
Cash and cash equivalents	3,155,224	455,806
Investment securities, at fair value (includes allowance for credit losses of $3,439 and $578, respectively)	2,824,638	2,987,500
Investment securities held to maturity	1,258,560	840,259
Loans held for sale (includes $1,234 and $322, respectively, at fair value)	78,108	328,312
Loans receivable, mortgage warehouse, at fair value	1,006,268	1,323,312
Loans receivable, PPP	188,763	998,153
Loans and leases receivable	12,637,768	13,144,894
Allowance for credit losses on loans and leases	(139,656)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,693,143	15,335,435
FHLB, Federal Reserve Bank, and other restricted stock	126,240	74,196
Accrued interest receivable	119,501	123,374
Bank premises and equipment, net	8,031	9,025
Bank-owned life insurance	290,322	338,441
Goodwill and other intangibles	3,629	3,629
Other assets	471,169	400,135
Total assets	$22,028,565	$20,896,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,490,198	$1,885,045
Interest bearing	13,460,233	16,271,908
Total deposits	17,950,431	18,156,953
FHLB advances	2,046,142	800,000
Other borrowings	123,710	123,580
Subordinated debt	182,091	181,952
Accrued interest payable and other liabilities	269,539	230,666
Total liabilities	20,571,913	19,493,151
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,300,754 and 35,012,250 shares issued as of June 30, 2023 and December 31, 2022; 31,282,318 and 32,373,697 shares outstanding as of June 30, 2023 and December 31, 2022	35,301	35,012
Additional paid in capital	555,737	551,721
Retained earnings	1,018,406	924,134
Accumulated other comprehensive income (loss), net	(168,176)	(163,096)
Treasury stock, at cost (4,018,436 and 2,638,553 shares as of June 30, 2023 and December 31, 2022)	(122,410)	(82,604)
Total shareholders’ equity	1,456,652	1,402,961
Total liabilities and shareholders’ equity	$22,028,565	$20,896,112
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans and leases	$241,745	$168,920	$485,957	$326,040
Investment securities	48,026	25,442	95,342	45,737
Loans held for sale	11,149	21	22,850	76
Interest earning deposits	27,624	919	38,019	1,248
Other	1,616	1,032	2,937	6,709
Total interest income	330,160	196,334	645,105	379,810
Interest expense:
Deposits	136,375	22,781	280,305	36,493
FHLB advances	24,285	2,316	34,655	2,316
FRB advances	—	—	6,286	—
Subordinated debt	2,689	2,689	5,378	5,378
Other borrowings	1,540	3,696	3,311	6,072
Total interest expense	164,889	31,482	329,935	50,259
Net interest income	165,271	164,852	315,170	329,551
Provision for credit losses	23,629	23,847	43,232	39,844
Net interest income after provision for credit losses	141,642	141,005	271,938	289,707
Non-interest income:
Commercial lease income	8,917	6,592	18,243	12,487
Loan fees	4,271	2,618	8,261	5,163
Bank-owned life insurance	4,997	1,947	7,644	10,273
Mortgage warehouse transactional fees	1,376	1,883	2,450	3,898
Gain (loss) on sale of SBA and other loans	(761)	1,542	(761)	3,049
Loss on sale of capital call lines of credit	(5,037)	—	(5,037)	—
Net gain (loss) on sale of investment securities	—	(3,029)	—	(4,092)
Other	2,234	1,193	3,318	3,166
Total non-interest income	15,997	12,746	34,118	33,944
Non-interest expense:
Salaries and employee benefits	33,120	25,334	65,465	51,941
Technology, communication and bank operations	16,407	22,738	32,996	46,806
Commercial lease depreciation	7,328	5,552	15,203	10,494
Professional services	9,192	7,415	16,788	14,371
Loan servicing	4,777	4,341	9,438	6,712
Occupancy	2,519	4,279	5,279	7,329
FDIC assessments, non-income taxes and regulatory fees	9,780	1,619	12,508	4,002
Advertising and promotion	546	353	1,595	668
Other	5,628	4,574	10,158	7,689
Total non-interest expense	89,297	76,205	169,430	150,012
Income before income tax expense	68,342	77,546	136,626	173,639
Income tax expense	20,768	18,896	35,331	38,228
Net income	47,574	58,650	101,295	135,411
Preferred stock dividends	3,567	2,131	7,023	3,996
Net income available to common shareholders	$44,007	$56,519	$94,272	$131,415

Basic earnings per common share	$1.41	$1.73	$2.99	$4.00
Diluted earnings per common share	1.39	1.68	2.95	3.87
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$47,574	$58,650	$101,295	$135,411
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(17,401)	(88,224)	(9,131)	(167,082)
Income tax effect	4,420	22,938	2,319	43,441
Reclassification adjustments for (gains) losses included in net income	—	3,991	—	5,054
Income tax effect	—	(1,038)	—	(1,314)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,449	—	2,321	—
Income tax effect	(368)	—	(589)	—
Net unrealized gains (losses) on available for sale debt securities	(11,900)	(62,333)	(5,080)	(119,901)
Other comprehensive income (loss), net of income tax effect	(11,900)	(62,333)	(5,080)	(119,901)
Comprehensive income (loss)	$35,674	$(3,683)	$96,215	$15,510
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2023	5,700,000	$137,794	31,239,750	$35,258	$552,255	$974,399	$(156,276)	$(122,410)	$1,421,020
Net income	—	—	—	—	—	47,574	—	—	47,574
Other comprehensive income (loss)	—	—	—	—	—	—	(11,900)	—	(11,900)
Preferred stock dividends (1)	—	—	—	—	—	(3,567)	—	—	(3,567)
Share-based compensation expense	—	—	—	—	3,488	—	—	—	3,488
Issuance of common stock under share-based compensation arrangements	—	—	42,568	43	(6)	—	—	—	37
Balance, June 30, 2023	5,700,000	$137,794	31,282,318	$35,301	$555,737	$1,018,406	$(168,176)	$(122,410)	$1,456,652

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2022	5,700,000	$137,794	32,957,847	$34,882	$542,402	$780,628	$(62,548)	$(55,752)	$1,377,406
Net income	—	—	—	—	—	58,650	—	—	58,650
Other comprehensive income (loss)	—	—	—	—	—	—	(62,333)	—	(62,333)
Preferred stock dividends (1)	—	—	—	—	—	(2,131)	—	—	(2,131)
Share-based compensation expense	—	—	—	—	3,618	—	—	—	3,618
Issuance of common stock under share-based compensation arrangements	—	—	40,460	40	(350)	—	—	—	(310)
Repurchase of common shares	—	—	(548,821)	—	—	—	—	(21,510)	(21,510)
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390
(1)Dividends per share of $0.639291 and $0.615141 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2023. Dividends per share of $0.381161 and $0.357011 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2022.

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	101,295	—	—	101,295
Other comprehensive income (loss)	—	—	—	—	—	—	(5,080)	—	(5,080)
Preferred stock dividends (1)	—	—	—	—	—	(7,023)	—	—	(7,023)
Share-based compensation expense	—	—	—	—	6,468	—	—	—	6,468
Issuance of common stock under share-based compensation arrangements	—	—	288,504	289	(2,452)	—	—	—	(2,163)
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, June 30, 2023	5,700,000	$137,794	31,282,318	$35,301	$555,737	$1,018,406	$(168,176)	$(122,410)	$1,456,652

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	135,411	—	—	135,411
Other comprehensive income (loss)	—	—	—	—	—	—	(119,901)	—	(119,901)
Preferred stock dividends (1)	—	—	—	—	—	(3,996)	—	—	(3,996)
Share-based compensation expense	—	—	—	—	7,321	—	—	—	7,321
Issuance of common stock under share-based compensation arrangements	—	—	200,364	200	(4,042)	—	—	—	(3,842)
Repurchase of common shares	—	—	(664,145)	—	—	—	—	(27,820)	(27,820)
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390
(1)Dividends per share of $1.258604 and $1.210829 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2023. Dividends per share of $0.715083 and $0.667308 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2022.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income from continuing operations	$101,295	$135,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	43,232	39,844
Depreciation and amortization	16,569	13,327
Share-based compensation expense	6,518	7,351
Deferred taxes	2,766	(18,802)
Net amortization (accretion) of investment securities premiums and discounts	(5,778)	1,714
Unrealized (gain) loss on investment securities	—	479
Net (gain) loss on sale of investment securities	—	4,092
Impairment loss on fixed assets and leases	124	1,200
Unrealized (gain) loss on derivatives	(139)	(1,785)
Settlement of terminated fair value hedge derivatives	4,630	—
(Gain) loss on sale of leased assets under lessor operating leases	202	317
(Gain) loss on sale of loans	625	(3,860)
Loss on sale of capital call lines of credit	5,037	—
Origination and purchases of loans held for sale	(309,590)	(20,197)
Proceeds from the sales and repayments of loans held for sale	313,685	34,803
Amortization (accretion) of loan net deferred fees, discounts and premiums	(32,174)	(40,439)
Earnings on investment in bank-owned life insurance	(7,644)	(10,273)
(Increase) decrease in accrued interest receivable and other assets	(70,818)	52,526
Increase (decrease) in accrued interest payable and other liabilities	38,465	(29,684)
Net Cash Provided By (Used In) Operating Activities	107,005	166,024
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	156,297	349,296
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	94,286	5,072
Proceeds from sales of investment securities available for sale	—	554,965
Purchases of investment securities available for sale	—	(900,828)
Purchases of investment securities held to maturity	(73,074)	—
Origination of mortgage warehouse loans	(10,104,913)	(16,464,761)
Proceeds from repayments of mortgage warehouse loans	10,452,136	16,867,530
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	1,290,224	(1,293,008)
Proceeds from sales of loans and leases	397,107	34,719
Purchases of loans	(600,674)	(230,962)
Proceeds from bank-owned life insurance	55,227	9,521
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(52,044)	(4,867)
Purchases of bank premises and equipment	(154)	(320)
Proceeds from sales of leased assets under lessor operating leases	569	2,327
Purchases of leased assets under lessor operating leases	(14,881)	(28,751)
Net Cash Provided By (Used In) Investing Activities	1,600,106	(1,100,067)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(208,662)	166,795
Net increase (decrease) in short-term borrowed funds from FHLB	(300,000)	(565,000)
Net increase (decrease) in federal funds purchased	—	695,000
Proceeds from long-term borrowed funds from FHLB and FRB	2,565,000	500,000
Repayments of long-term borrowed funds from FHLB and FRB	(1,015,000)	—
Repayments of other borrowings	—	(100,000)
Preferred stock dividends paid	(7,012)	(3,914)
Purchase of treasury stock	(39,806)	(27,820)
Payments of employee taxes withheld from share-based awards	(2,373)	(4,196)
Proceeds from issuance of common stock	160	324
Net Cash Provided By (Used In) Financing Activities	992,307	661,189

	(continued)
	Six Months Ended June 30,
	2023	2022
Net Increase (Decrease) in Cash and Cash Equivalents	2,699,418	(272,854)
Cash and Cash Equivalents – Beginning	455,806	518,032
Cash and Cash Equivalents – Ending	$3,155,224	$245,178
Non-cash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$—	$500,174
Purchases of investment securities held to maturity upon sale of consumer installment loans	436,841	—
Transfer of loans held for investment to held for sale	256,465	4,136
Transfer of loans held for sale to held for investment	14,377	—

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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2022 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the "2022 Form 10-K"). The 2022 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and six months ended June 30, 2023.
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
• As of June 30, 2023, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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

ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	• Provides an election to account for tax equity investments, regardless of the tax credit program, using the proportional amortization method provided that certain conditions are met.
	• Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for any interim period, as of the beginning of the fiscal year that includes that interim period.	• Customers will adopt this guidance on January 1, 2024. This guidance is not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Net income available to common shareholders	$44,007	$56,519	$94,272	$131,415

Weighted-average number of common shares outstanding – basic	31,254,125	32,712,616	31,535,103	32,834,150
Share-based compensation plans	337,017	866,397	430,894	1,116,823
Weighted-average number of common shares – diluted	31,591,142	33,579,013	31,965,997	33,950,973

Basic earnings per common share	$1.41	$1.73	2.99	4.00
Diluted earnings per common share	1.39	1.68	2.95	3.87
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities:
Share-based compensation awards	1,718,281	404,473	1,410,180	106,198

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022. Amounts in parentheses indicate reductions to AOCI.

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended June 30,
(amounts in thousands)	2023	2022
Balance at April 1	$(156,276)	$(62,548)
Unrealized gains (losses) arising during period, before tax	(17,401)	(88,224)
Income tax effect	4,420	22,938
Other comprehensive income (loss) before reclassifications	(12,981)	(65,286)
Reclassification adjustments for (gains) losses included in net income, before tax	—	3,991
Income tax effect	—	(1,038)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	2,953
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,449	—
Income tax effect	(368)	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,081	—
Net current-period other comprehensive income (loss)	(11,900)	(62,333)
Balance at June 30	$(168,176)	$(124,881)

	Unrealized Gains (Losses) Available for Sale Securities (1)
	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Balance at January 1	$(163,096)	$(4,980)
Unrealized gains (losses) arising during period, before tax	(9,131)	(167,082)
Income tax effect	2,319	43,441
Other comprehensive income (loss) before reclassifications	(6,812)	(123,641)
Reclassification adjustments for (gains) losses included in net income, before tax	—	5,054
Income tax effect	—	(1,314)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	3,740
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,321	—
Income tax effect	(589)	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,732	—
Net current-period other comprehensive income (loss)	(5,080)	(119,901)
Balance at June 30	$(168,176)	$(124,881)

(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$135,188	$(1,563)	$—	$(7,088)	$126,537
Agency-guaranteed residential collateralized mortgage obligations	138,869	—	—	(13,561)	125,308
Collateralized loan obligations	848,861	—	396	(18,004)	831,253
Commercial mortgage-backed securities	136,941	—	—	(4,467)	132,474
Corporate notes	642,757	(1,876)	206	(61,336)	579,751
Private label collateralized mortgage obligations	1,082,913	—	1,469	(81,765)	1,002,617
Available for sale debt securities	$2,985,529	$(3,439)	$2,071	$(186,221)	2,797,940
Equity securities (2)					26,698
Total investment securities, at fair value					$2,824,638

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$169,170	$(578)	$—	$(8,050)	$160,542
Agency-guaranteed residential collateralized mortgage obligations	147,481	—	—	(13,617)	133,864
Collateralized loan obligations	896,992	—	88	(24,342)	872,738
Commercial mortgage-backed securities	142,222	—	1	(5,866)	136,357
Corporate notes	657,086	—	45	(61,878)	595,253
Private label collateralized mortgage obligations	1,125,583	—	308	(63,630)	1,062,261
Available for sale debt securities	$3,138,534	$(578)	$442	$(177,383)	2,961,015
Equity securities (2)					26,485
Total investment securities, at fair value					$2,987,500
(1)Accrued interest on AFS debt securities totaled $17.5 million and $16.7 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at June 30, 2023 and December 31, 2022. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

Customers' transactions with unconsolidated VIEs include sales of consumer installment loans and investments in the securities issued by the VIEs. Customers is not the primary beneficiary of the VIEs because Customers has no right to make decisions that will most significantly affect the economic performance of the VIEs. Customers' continuing involvement with the unconsolidated VIEs is not significant. Customers' continuing involvement is not considered to be significant when Customers only invests in securities issued by the VIE and was not involved in the design of the VIE or when Customers has transferred financial assets to the VIE for only cash consideration. Customers' investments in the securities issued by the VIEs are classified as AFS or HTM debt securities on the consolidated balance sheets, and represent Customers' maximum exposure to loss.

There were no sales of AFS debt securities for the three and six months ended June 30, 2023. Proceeds from the sale of AFS debt securities were $399.0 million and $555.0 million for the three and six months ended June 30, 2022, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$2,003	$—	$2,563
Gross realized losses	—	(5,032)	—	(6,655)
Net realized gains (losses) on sale of available for sale debt securities	$—	$(3,029)	$—	$(4,092)
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,500	$7,425
Due after one year through five years	521,866	479,208
Due after five years through ten years	113,391	93,118
Asset-backed securities	135,188	126,537
Agency-guaranteed residential collateralized mortgage obligations	138,869	125,308
Collateralized loan obligations	848,861	831,253
Commercial mortgage-backed securities	136,941	132,474
Private label collateralized mortgage obligations	1,082,913	1,002,617
Total available for sale debt securities	$2,985,529	$2,797,940
Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$21,932	$(23)	$52,780	$(3,409)	$74,712	$(3,432)
Agency-guaranteed residential collateralized mortgage obligations	—	—	125,308	(13,561)	125,308	(13,561)
Collateralized loan obligations	89,992	(2,442)	599,341	(15,562)	689,333	(18,004)
Commercial mortgage-backed securities	17,756	(506)	114,718	(3,961)	132,474	(4,467)
Corporate notes	105,912	(3,892)	424,070	(50,457)	529,982	(54,349)
Private label collateralized mortgage obligations	296,673	(22,216)	594,574	(59,549)	891,247	(81,765)
Total	$532,265	$(29,079)	$1,910,791	$(146,499)	$2,443,056	$(175,578)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$160,542	$(8,050)	$—	$—	$160,542	$(8,050)
Agency-guaranteed residential collateralized mortgage obligations	133,864	(13,617)	—	—	133,864	(13,617)
Collateralized loan obligations	386,701	(13,516)	315,270	(10,826)	701,971	(24,342)
Commercial mortgage-backed securities	39,828	(1,410)	93,005	(4,456)	132,833	(5,866)
Corporate notes	386,464	(36,119)	178,955	(25,759)	565,419	(61,878)
Private label collateralized mortgage obligations	478,096	(29,364)	314,332	(34,266)	792,428	(63,630)
Total	$1,585,495	$(102,076)	$901,562	$(75,307)	$2,487,057	$(177,383)
At June 30, 2023, there were 40 AFS debt securities with unrealized losses in the less-than-twelve-months category and 121 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for the four asset-backed securities and nine corporate notes where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 161 securities, and it is not more likely than not that Customers will be required to sell any of the 161 securities before recovery of the amortized cost basis. At December 31, 2022, there were 156 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on four asset-backed securities and nine corporate notes where there was a deterioration in future estimated cash flows during the three and six months ended June 30, 2023 and on four asset-backed securities during the three and six months ended June 30, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended June 30,
	2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at April 1	$790	$1,383	$2,173	$728	$—	$728
Credit losses on securities for which credit losses were not previously recorded	—	233	233	329	—	329
Credit losses on previously impaired securities	773	260	1,033	—	—	—
Decrease in allowance for credit losses on previously impaired securities	—	—	—	(646)	—	(646)
Balance at June 30	$1,563	$1,876	$3,439	$411	$—	$411

	Six Months Ended June 30,
	2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$578	$—	$578	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	1,876	1,876	411	—	411
Credit losses on previously impaired securities	1,046	—	1,046	—	—	—
Decrease in allowance for credit losses on previously impaired securities	(61)	—	(61)	—	—	—
Balance at June 30	$1,563	$1,876	$3,439	$411	$—	$411
At June 30, 2023 and December 31, 2022, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
At June 30, 2023, Customers Bank had pledged AFS investment securities aggregating $1.5 billion in fair value as collateral for immediately available liquidity from FRB, including the BTFP. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$719,551	$—	$719,551	$—	$(5,117)	$714,434
Agency-guaranteed residential mortgage-backed securities	7,115	—	7,115	—	(669)	6,446
Agency-guaranteed commercial mortgage-backed securities	1,889	—	1,889	—	(103)	1,786
Agency-guaranteed residential collateralized mortgage obligations	196,206	—	196,206	—	(16,504)	179,702
Agency-guaranteed commercial collateralized mortgage obligations	148,066	—	148,066	—	(9,239)	138,827
Private label collateralized mortgage obligations	185,733	—	185,733	—	(14,680)	171,053
Total held to maturity debt securities	$1,258,560	$—	$1,258,560	$—	$(46,312)	$1,212,248

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$361,107	$—	$361,107	$—	$(4,974)	$356,133
Agency-guaranteed residential mortgage-backed securities	7,189	—	7,189		(563)	6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	—	1,928	—	(104)	1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	—	204,495	—	(18,376)	186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	—	151,711	—	(9,435)	142,276
Private label collateralized mortgage obligations	113,829	—	113,829	—	(12,994)	100,835
Total held to maturity debt securities	$840,259	$—	$840,259	$—	$(46,446)	$793,813
(1)Accrued interest on HTM debt securities totaled $1.4 million and $1.0 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
On June 30, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in gain (loss) on sale of SBA and other loans within non-interest income in the consolidated statement of income. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers will act as the servicer for the sold consumer installment loans to one of the VIEs, and will receive a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of June 30, 2023, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers' interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
After concluding that Customers has one or more variable interests in the VIEs, Customers must determine if it is the primary beneficiary of the VIEs. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIEs. Based on a review of the VIEs' activities, Customers concluded the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIEs. The conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIEs, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreement between Customers and the VIE for a portion of the sold consumer loans provide that the VIE has substantive kick-out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIEs' substantive kick-out rights. As discussed above, Customers is not the servicer for the sold consumer loans to one of the VIEs and therefore does not have the power to direct the activities that most significantly impact the economic performance of this VIE. As the activities which most significantly affect the performance of the VIEs are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIEs. Customers accounted for its investments in the asset-backed securities as HTM debt securities on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$719,551	$714,434
Agency-guaranteed residential mortgage-backed securities	7,115	6,446
Agency-guaranteed commercial mortgage-backed securities	1,889	1,786
Agency-guaranteed residential collateralized mortgage obligations	196,206	179,702
Agency-guaranteed commercial collateralized mortgage obligations	148,066	138,827
Private label collateralized mortgage obligations	185,733	171,053
Total held to maturity debt securities	$1,258,560	$1,212,248
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at June 30, 2023 and December 31, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated and with sufficient overcollateralization, and therefore have zero expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at June 30, 2023 and December 31, 2022. The unrealized losses on HTM debt securities with no ACL were due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at June 30, 2023 and December 31, 2022. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	June 30, 2023
(amounts in thousands)	AAA	AA	A	BBB	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$—	$719,551	$719,551
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	7,115	7,115
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1,889	1,889
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	196,206	196,206
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	148,066	148,066
Private label collateralized mortgage obligations	68,435	18,133	25,848	—	73,317	185,733
Total held to maturity debt securities	$68,435	$18,133	$25,848	$—	$1,146,144	$1,258,560
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At June 30, 2023 and December 31, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.

At June 30, 2023 and December 31, 2022, Customers Bank had pledged HTM investment securities aggregating $426.8 million and $16.7 million in fair value, respectively, as collateral primarily for immediately available liquidity from FRB, including the BTFP and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,234	322
Personal installment loans, at lower of cost or fair value	76,874	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Total consumer loans held for sale	78,108	324,233
Loans held for sale	$78,108	$328,312
There were no  NPLs in total loans held for sale as of June 30, 2023. Total loans held for sale included NPLs of $6.2 million as of December 31, 2022.
On June 30, 2023, Customers sold $556.7 million of personal and other installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Refer to NOTE 5 – INVESTMENT SECURITIES for additional information.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2023 and December 31, 2022.

(amounts in thousands)	June 30, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$1,006,268	$1,323,312
Loans receivable, PPP	188,763	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,534,832	5,412,887
Other commercial and industrial	1,154,475	1,259,943
Multifamily	2,151,734	2,213,019
Commercial real estate owner occupied	842,042	885,339
Commercial real estate non-owner occupied	1,211,091	1,290,730
Construction	212,214	162,009
Total commercial loans and leases receivable	11,106,388	11,223,927
Consumer:
Residential real estate	487,199	497,952
Manufactured housing	41,664	45,076
Installment:
Personal	752,470	964,641
Other	250,047	413,298
Total consumer loans receivable	1,531,380	1,920,967
Loans and leases receivable	12,637,768	13,144,894
Allowance for credit losses on loans and leases	(139,656)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,693,143	$15,335,435
(1)Includes direct finance equipment leases of $186.1 million and $157.4 million at June 30, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(83.3) million and $(21.5) million at June 30, 2023 and December 31, 2022, respectively.
Customers' total loans and leases receivable includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $99.8 million and $105.5 million at June 30, 2023 and December 31, 2022, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2023 and December 31, 2022, there were $17.1 million and $11.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

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
At June 30, 2023 and December 31, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $188.8 million and $998.2 million of PPP loans outstanding as of June 30, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $1.6 million and $25.2 million for the three and six months ended June 30, 2023, respectively. Customers recognized interest income, including net origination fees, of $20.6 million and $57.5 million for the three and six months ended June 30, 2022, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$2,516	$104	$4,081	$6,701	$6,682,606	$6,689,307
Multifamily	—	—	2,950	2,950	2,148,784	2,151,734
Commercial real estate owner occupied	—	134	3,251	3,385	838,657	842,042
Commercial real estate non-owner occupied	—	—	—	—	1,211,091	1,211,091
Construction	—	—	—	—	212,214	212,214
Residential real estate	1,751	1,586	3,764	7,101	480,098	487,199
Manufactured housing	380	506	3,538	4,424	37,240	41,664
Installment	9,558	7,679	6,537	23,774	978,743	1,002,517
Total	$14,205	$10,009	$24,121	$48,335	$12,589,433	$12,637,768

	December 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$3,123	$717	$1,415	$5,255	$6,667,575	$6,672,830
Multifamily	10,684	5,217	1,143	17,044	2,195,975	2,213,019
Commercial real estate owner occupied	5,173	—	2,704	7,877	877,462	885,339
Commercial real estate non-owner occupied	2,136	—	11	2,147	1,288,583	1,290,730
Construction	—	—	—	—	162,009	162,009
Residential real estate	5,208	1,157	3,158	9,523	488,429	497,952
Manufactured housing	901	537	3,346	4,784	40,292	45,076
Installment	11,246	7,942	9,527	28,715	1,349,224	1,377,939
Total	$38,471	$15,570	$21,304	$75,345	$13,069,549	$13,144,894
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.9 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $188.8 million, of which $2.4 million were 30-59 days past due and $144.2 million were 60 days or more past due as of June 30, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(4)Includes PCD loans of $204.1 million and $8.3 million at June 30, 2023 and December 31, 2022, respectively. On June 15, 2023, Customers acquired $631.0 million of Venture Banking loan portfolio (included within Specialty Lending above) from the FDIC, which included $228.7 million of PCD loans.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	June 30, 2023 (1)			December 31, 2022 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$3,281	$1,160	$4,441	$1,731	$30	$1,761
Multifamily	4,022	—	4,022	1,143	—	1,143
Commercial real estate owner occupied	3,304	—	3,304	2,768	—	2,768
Residential real estate	7,306	—	7,306	6,922	—	6,922
Manufactured housing	—	2,634	2,634	—	2,410	2,410
Installment	—	6,537	6,537	—	9,527	9,527
Total	$17,913	$10,331	$28,244	$12,564	$11,967	$24,531
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and six months ended June 30, 2023 and 2022. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three and six months ended June 30, 2023 and 2022.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and six months ended June 30, 2023 and 2022 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2023
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(432)	(1,448)	—	(288)	—	(27)	—	(16,384)	(18,579)
Recoveries	174	—	34	22	—	3	—	2,782	3,015
Provision (benefit) for credit losses on loans and leases	6,724	1,764	1,709	2,729	303	17	(1)	9,118	22,363
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Six Months Ended June 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	$2,576
Charge-offs	(592)	(1,448)	—	(4,527)	—	(27)	—	(33,099)	$(39,693)
Recoveries	405	—	34	27	116	5	—	4,891	$5,478
Provision (benefit) for credit losses on loans and leases	9,121	2,307	3,727	6,776	610	774	(92)	17,148	$40,371
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2022
Ending Balance, March 31, 2022	$10,765	$7,437	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Charge-offs	(276)	(1,990)	—	(163)	—	—	—	(12,851)	(15,280)
Recoveries	692	—	42	4	103	39	—	919	1,799
Provision (benefit) for credit losses on loans and leases	(100)	4,318	862	3,084	137	854	(262)	15,271	24,164
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Six Months Ended June 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(578)	(1,990)	—	(163)	—	(4)	—	(21,716)	(24,451)
Recoveries	1,053	337	49	12	216	45	—	2,032	3,744
Provision (benefit) for credit losses on loans and leases	(2,096)	6,941	1,483	2,821	271	3,154	(198)	27,057	39,433
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530

(1)    Includes Specialty Lending.
(2)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.

At June 30, 2023, the ACL on loans and leases was $139.7 million, an increase of $8.8 million from the December 31, 2022 balance of $130.9 million. The increase in ACL for the three and six months ended June 30, 2023 was primarily attributable to additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in consumer installment loans.
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
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Manufactured housing	$52	$—	$—	$229	$281	0.67%
Personal installment	3,540	180	183	—	3,903	0.52%
Total	$3,592	$180	$183	$229	$4,184

	Six Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialty lending	$169	$—	$—	$—	$169	0.00%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Manufactured housing	59	—	—	291	350	0.84%
Personal installment	8,067	269	264	—	8,600	1.14%
Total	$8,464	$269	$264	$291	$9,288
As of June 30, 2023, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and six months ended June 30, 2023.

The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Manufactured housing	3.5%	47	0	$—
Personal installment	—	5	6	100

	Six Months Ended June 30, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialty lending	—%	4	0	$—
Commercial real estate owner occupied	—	4	0	—
Manufactured housing	2.9%	49	0	—
Personal installment	—	5	6	166
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023.

	June 30, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialty lending	$—	$—	$169	$—	$169
Commercial real estate owner occupied	—	—	169	—	169
Manufactured housing	—	—	—	350	350
Personal installment	492	459	63	7,586	8,600
Total	$492	$459	$401	$7,936	$9,288
As of June 30, 2023, the loans that were made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 that subsequently defaulted were not material. Customers' ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Troubled Debt Restructuring
At December 31, 2022, there were $16.8 million in loans reported as TDRs. The following table presents loans modified by type of concession for the three and six months ended June 30, 2022. There were no modifications that involved forgiveness of debt for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	4	$124	14	$470
Other (1)	67	743	99	1,194
Total	71	$867	113	$1,664
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

	June 30, 2022
(dollars in thousands)	Number of loans	Recorded investment
Manufactured housing	4	$94
Residential real estate	1	119
Installment	38	473
Total loans	43	$686
Loans modified in TDRs were evaluated for impairment. The nature and extent of impairment of TDRs, including those which had experienced a subsequent default, was considered in the determination of an appropriate level of ACL.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of June 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$743,652	$2,468,753	$596,056	$215,938	$154,366	$76,197	$2,184,999	$72,498	$6,512,459
Special mention (1)	18,000	182	20,349	100	—	149	5,116	112	44,008
Substandard (1)	—	16,860	22,839	29,322	10,928	45,026	7,865	—	132,840
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$761,652	$2,485,795	$639,244	$245,360	$165,294	$121,372	$2,197,980	$72,610	$6,689,307

Commercial and industrial loans and leases charge-offs (2):
Three Months Ended June 30, 2023	$—	$222	$16	$26	$24	$144	$—	$—	$432
Six Months Ended June 30, 2023	—	222	23	26	24	297	—	—	592

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Multifamily loans:
Pass	$580	$1,250,428	$360,461	$128,996	$21,778	$277,797	$—	$—	$2,040,040
Special mention	—	—	—	—	—	72,033	—	—	72,033
Substandard	—	—	1,485	—	—	38,176	—	—	39,661
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$580	$1,250,428	$361,946	$128,996	$21,778	$388,006	$—	$—	$2,151,734

Multifamily loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$1,448	$—	$—	$1,448
Six Months Ended June 30, 2023	—	—	—	—	—	1,448	—	—	1,448

Commercial real estate owner occupied loans:
Pass	$26,963	$282,131	$214,253	$89,565	$82,882	$128,916	$—	$—	$824,710
Special mention	—	—	—	—	350	182	—	—	532
Substandard	—	—	—	—	—	16,800	—	—	16,800
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate owner occupied loans	$26,963	$282,131	$214,253	$89,565	$83,232	$145,898	$—	$—	$842,042

Commercial real estate owner occupied loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2023	—	—	—	—	—	—	—	—	—

Commercial real estate non-owner occupied loans:
Pass	$2,918	$334,317	$116,796	$150,408	$72,431	$401,371	$—	$—	$1,078,241
Special mention	—	—	—	20,958	17,550	11,342	—	—	49,850
Substandard	—	10,910	—	—	10,742	61,348	—	—	83,000
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$2,918	$345,227	$116,796	$171,366	$100,723	$474,061	$—	$—	$1,211,091

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$288	$—	$—	$288
Six Months Ended June 30, 2023	—	—	—	—	—	4,527	—	—	4,527

Construction loans:
Pass	$971	$116,169	$42,119	$9,861	$28,289	$13,660	$—	$1,100	$212,169
Special mention	45	—	—	—	—	—	—	—	45
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$1,016	$116,169	$42,119	$9,861	$28,289	$13,660	$—	$1,100	$212,214

Construction loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2023	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$793,129	$4,479,750	$1,374,358	$645,148	$399,316	$1,142,997	$2,197,980	$73,710	$11,106,388

Total commercial loans and leases receivable charge-offs:
Three Months Ended June 30, 2023	$—	$222	$16	$26	$24	$1,880	$—	$—	$2,168
Six Months Ended June 30, 2023	—	222	23	26	24	6,272	—	—	6,567

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Residential real estate loans:
Performing	$6,135	$176,946	$137,037	$6,926	$15,872	$75,906	$61,598	$—	$480,420
Non-performing	—	1,228	632	232	427	4,066	194	—	6,779
Total residential real estate loans	$6,135	$178,174	$137,669	$7,158	$16,299	$79,972	$61,792	$—	$487,199

Residential real estate loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$27	$—	$—	$27
Six Months Ended June 30, 2023	—	—	—	—	—	27	—	—	27

Manufactured housing loans:
Performing	$—	$—	$—	$—	$199	$38,549	$—	$—	$38,748
Non-performing	—	—	—	—	—	2,916	—	—	2,916
Total manufactured housing loans	$—	$—	$—	$—	$199	$41,465	$—	$—	$41,664

Manufactured housing loans charge-offs:
Three Months Ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2023	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$51,195	$426,913	$306,319	$85,210	$57,912	$4,403	$57,088	$—	$989,040
Non-performing	—	6,982	4,743	840	682	141	89	—	13,477
Total installment loans	$51,195	$433,895	$311,062	$86,050	$58,594	$4,544	$57,177	$—	$1,002,517

Installment loans charge-offs:
Three Months Ended June 30, 2023	$1,764	$5,627	$5,635	$1,438	$1,533	$387	$—	$—	$16,384
Six Months Ended June 30, 2023	3,488	9,819	12,491	3,093	3,466	742	—	—	33,099

Total consumer loans	$57,330	$612,069	$448,731	$93,208	$75,092	$125,981	$118,969	$—	$1,531,380

Total consumer loans charge-offs:
Three Months Ended June 30, 2023	$1,764	$5,627	$5,635	$1,438	$1,533	$414	$—	$—	$16,411
Six Months Ended June 30, 2023	3,488	9,819	12,491	3,093	3,466	769	—	—	33,126

Loans and leases receivable	$850,459	$5,091,819	$1,823,089	$738,356	$474,408	$1,268,978	$2,316,949	$73,710	$12,637,768

Loans and leases receivable charge-offs:
Three Months Ended June 30, 2023	$1,764	$5,849	$5,651	$1,464	$1,557	$2,294	$—	$—	$18,579
Six Months Ended June 30, 2023	$3,488	$10,041	$12,514	$3,119	$3,490	$7,041	$—	$—	$39,693
(1)    Includes $24.3 million of Specialty Lending loans rated Special Mention and $2.1 million rated Substandard at June 30, 2023 that were acquired from the FDIC on June 15, 2023.
(2)    Excludes $6.2 million of charge-offs for certain PCD loans against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023. These PCD loans were originated in years 2016 to 2022.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$3,206,250	$682,132	$242,516	$198,866	$56,572	$83,417	$2,066,349	$—	$6,536,102
Special mention	11,134	6,023	27,780	—	1,501	172	2,599	—	49,209
Substandard	—	22,917	967	8,431	6,713	39,554	8,937	—	87,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$3,217,384	$711,072	$271,263	$207,297	$64,786	$123,143	$2,077,885	$—	$6,672,830
Multifamily loans:
Pass	$1,260,544	$364,047	$130,656	$22,167	$112,212	$203,215	$—	$—	$2,092,841
Special mention	—	—	—	—	4,959	50,858	—	—	55,817
Substandard	—	1,500	—	—	—	62,861	—	—	64,361
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$1,260,544	$365,547	$130,656	$22,167	$117,171	$316,934	$—	$—	$2,213,019
Commercial real estate owner occupied loans:
Pass	$293,096	$220,515	$105,925	$90,752	$34,196	$121,616	$—	$—	$866,100
Special mention	—	—	—	—	134	1,841	—	—	1,975
Substandard	—	—	—	134	10,569	6,561	—	—	17,264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$293,096	$220,515	$105,925	$90,886	$44,899	$130,018	$—	$—	$885,339
Commercial real estate non-owner occupied loans:
Pass	$339,044	$119,304	$156,281	$73,827	$62,237	$386,235	$—	$—	$1,136,928
Special mention	—	—	21,211	—	—	10,617	—	—	31,828
Substandard	10,910	—	—	28,656	8,198	74,210	—	—	121,974
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$349,954	$119,304	$177,492	$102,483	$70,435	$471,062	$—	$—	$1,290,730
Construction loans:
Pass	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Total commercial loans and leases receivable	$5,193,155	$1,452,552	$694,873	$451,477	$301,987	$1,050,269	$2,079,614	$—	$11,223,927
Residential real estate loans:
Performing	$162,217	$148,217	$7,224	$17,128	$10,739	$77,762	$67,782	$—	$491,069
Non-performing	271	366	238	441	1,425	3,357	785	—	6,883
Total residential real estate loans	$162,488	$148,583	$7,462	$17,569	$12,164	$81,119	$68,567	$—	$497,952
Manufactured housing loans:
Performing	$—	$—	$—	$213	$103	$41,918	$—	$—	42,234
Non-performing	—	—	—	—	—	2,842	—	—	2,842
Total manufactured housing loans	$—	$—	$—	$213	$103	$44,760	$—	$—	$45,076
Installment loans:
Performing	$785,699	$305,729	$100,173	$100,570	$8,430	$782	$64,690	$—	$1,366,073
Non-performing	5,164	4,356	1,023	1,111	61	59	92	—	11,866
Total installment loans	$790,863	$310,085	$101,196	$101,681	$8,491	$841	$64,782	$—	$1,377,939
Total consumer loans	$953,351	$458,668	$108,658	$119,463	$20,758	$126,720	$133,349	$—	$1,920,967
Loans and leases receivable	$6,146,506	$1,911,220	$803,531	$570,940	$322,745	$1,176,989	$2,212,963	$—	$13,144,894

Loan Purchases and Sales
Purchases and sales of loans were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Purchases (1)
Specialty lending	$631,252	$—	$631,252	$—
Other commercial and industrial	4,863	—	10,308	—
Commercial real estate owner occupied	—	—	2,867	—
Residential real estate	—	8,081	4,238	154,955
Personal installment (2)	—	16,551	—	76,007
Total	$636,115	$24,632	$648,665	$230,962
Sales (3)
Specialty lending (4)	$287,185	$—	$287,185	$—
Other commercial and industrial (5)	47,358	14,040	47,358	22,880
Multifamily	—	2,879	—	2,879
Commercial real estate owner occupied (5)	18,851	3,519	18,851	8,960
Commercial real estate non-owner occupied	16,000	—	16,000	—
Other installment	154,042	—	154,042	—
Total	$523,436	$20,438	$523,436	$34,719
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 85.1% and 98.9% of the loans' unpaid principal balance for the three months ended June 30, 2023 and 2022, respectively. The purchase price was 85.5% and 98.2% of the loans' unpaid principal balance for the six months ended June 30, 2023 and 2022, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.4 million and $1.5 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the six months ended June 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.4 million and $3.6 million, respectively.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in the consolidated statements of income for the three and six months ended June 30, 2023.
(5)Primarily sales of SBA loans.
On June 15, 2023, Customers acquired $631.0 million of a Venture Banking loan portfolio at a discount from the FDIC, including $228.7 million of PCD loans. The reconciliation between the purchase price and the unpaid principal balance of the PCD loans was as follows:

(amounts in thousands)
PCD loans acquired:
Unpaid principal balance	$228,700
Unamortized discount	(25,509)
Allowance for credit losses	(8,736)
Purchase price	$194,455

Loans Pledged as Collateral
Customers has pledged eligible real estate, commercial and industrial, mortgage warehouse, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $8.6 billion and $7.1 billion at June 30, 2023 and December 31, 2022, respectively.

NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between six months and ten years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2023	December 31, 2022
ASSETS
Operating lease ROU assets	Other assets	$17,430	$16,133
LIABILITIES
Operating lease liabilities	Other liabilities	$19,916	$19,046
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2023	2022	2023	2022
Operating lease cost (1)	Occupancy expenses	$1,296	$1,217	$2,515	$2,215
(1) There were no variable lease costs for the three and six months ended June 30, 2023 and 2022, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2023:

(amounts in thousands)	June 30, 2023
2023	$2,666
2024	4,701
2025	3,650
2026	2,880
2027	2,369
Thereafter	5,524
Total minimum payments	21,790
Less: interest	1,874
Present value of lease liabilities	$19,916
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively. Cash paid pursuant to the operating lease liabilities was $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.

The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	5.8 years	5.1 years

Weighted average discount rate
Operating leases	3.18%	2.85%
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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2023 and December 31, 2022:

(amounts in thousands)	Classification	June 30, 2023	December 31, 2022
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$167,279	$140,182
Guaranteed residual assets	Loans and leases receivable	12,945	12,370
Unguaranteed residual assets	Loans and leases receivable	8,909	7,555
Deferred initial direct costs	Loans and leases receivable	972	667
Unearned income	Loans and leases receivable	(3,964)	(3,404)
Net investment in direct financing leases		$186,141	$157,370

Operating leases
Investment in operating leases	Other assets	$262,717	$248,454
Accumulated depreciation	Other assets	(66,975)	(52,585)
Deferred initial direct costs	Other assets	1,333	1,461
Net investment in operating leases		197,075	197,330
Total lease assets		$383,216	$354,700
Maturities of operating and direct financing lease receivables were as follows at June 30, 2023:

(amounts in thousands)	Operating leases	Direct financing leases
2023	$19,672	$22,998
2024	37,821	43,104
2025	34,105	33,776
2026	39,164	25,972
2027	28,646	21,099
Thereafter	66,834	22,417
Total minimum payments	$226,242	169,366
Less: interest		2,087
Present value of lease receivables		$167,279

NOTE 9 – DEPOSITS
The components of deposits at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
(amounts in thousands)
Demand, non-interest bearing	$4,490,198	$1,885,045
Demand, interest bearing	5,551,037	8,476,027
Savings, including money market deposit accounts	3,052,493	3,546,015
Time	4,856,703	4,249,866
Total deposits	$17,950,431	$18,156,953
The scheduled maturities for time deposits at June 30, 2023 were as follows:

(amounts in thousands)	June 30, 2023
2023	$1,831,337
2024	2,367,787
2025	154,031
2026	356,193
2027	59,786
Thereafter	87,569
Total time deposits	$4,856,703
Time deposits greater than the FDIC limit of $250,000 totaled $89.3 million and $85.5 million at June 30, 2023 and December 31, 2022, respectively.
Demand deposit overdrafts reclassified as loans were $5.6 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the Bank had $597.4 million in state and municipal deposits to which it had pledged $600.5 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
In 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” In connection with the divestiture, Customers entered into various agreements with BM Technologies, including a deposit servicing agreement. Customers incurred expenses of $7.3 million and $14.9 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense in non-interest expense during the three and six months ended June 30, 2023, respectively. Customers incurred expenses of $15.9 million and $33.7 million to BM Technologies under the deposit servicing agreement during the three and six months ended June 30, 2022, respectively. Customers held $847.7 million and $1.1 billion of deposits serviced by BM Technologies as of June 30, 2023 and December 31, 2022, respectively. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits in connection with BM Technologies' Higher Education business to a new sponsor bank or June 30, 2024. Also on March 22, 2023, Customers agreed to amend and extend an existing white label relationship with a third party and BM Technologies, whereby Customers will continue to pay deposit servicing fees to BM Technologies.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	June 30, 2023 (1)	December 31, 2022 (2)
FRB advances (3)
Maximum outstanding at any month end	$—	$—
Average balance during the period	242,188	—
Weighted-average interest rate during the period	5.23%	—%
FHLB advances
Maximum outstanding at any month end	—	775,000
Average balance during the period	176,138	144,918
Weighted-average interest rate during the period	5.16%	1.07%
Federal funds purchased
Maximum outstanding at any month end	—	895,000
Average balance during the period	7,624	349,581
Weighted-average interest rate during the period	4.97%	1.66%
(1)    For the six months ended June 30, 2023.
(2)    For the year ended December 31, 2022.
(3)    Includes advances under the BTFP. The BTFP offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
At June 30, 2023 and December 31, 2022, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$2,046,142	4.74%	$500,000	3.37%
Total long-term FHLB and FRB advances	$2,046,142		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at June 30, 2023.
(2)    Includes $3.9 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2023. Refer to NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.

Maturities of long-term FHLB advances were as follows at June 30, 2023:

	June 30, 2023
(dollars in thousands)	Amount (1)	Rate
2024	$420,000	4.36%
2025	540,000	5.36%
2026	540,000	5.38%
2027	450,000	3.70%
Thereafter	100,000	4.19%
Total long-term FHLB advances	$2,050,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.

The maximum borrowing capacity with the FHLB and FRB at June 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,485,974	$3,241,120
Total maximum borrowing capacity with the FRB (1)	5,126,390	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	10,254,963	7,142,865
(1)    Includes $495.6 million of borrowing capacity available under the BTFP at June 30, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2023 and December 31, 2022 were as follows:

		June 30, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,858	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,852	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,710	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,675	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,416	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,091	$181,952
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
(4)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers expects that the subordinated notes will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased no shares and 1,379,883 shares of its common stock for $39.8 million under the Share Repurchase Program during the three and six months ended June 30, 2023, respectively. Customers Bancorp purchased 548,821 shares of its common stock for $21.5 million and 664,145 shares for $27.8 million under the Share Repurchase Program during the three and six months ended June 30, 2022, respectively.
Preferred Stock
As of June 30, 2023 and December 31, 2022, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers' issuances of preferred stock that remain outstanding at June 30, 2023 and December 31, 2022 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2023 (1)
Fixed-to-floating rate:	Issue Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$1.26
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.21
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the six months ended June 30, 2023.
On July 26, 2023, Customers declared dividends per share of $0.6831 and $0.65895 on Series E and F Preferred Stock, respectively. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 514 and 476 basis points to calculate the dividends to be declared in the future on Series E and F Preferred Stock, respectively.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2023 and December 31, 2022, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,510,392	10.312%	$659,119	4.500%	N/A	N/A	$1,025,296	7.000%
Customers Bank	$1,749,287	11.959%	$658,243	4.500%	$950,796	6.500%	$1,023,934	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,648,185	11.253%	$878,825	6.000%	N/A	N/A	$1,245,003	8.500%
Customers Bank	$1,749,287	11.959%	$877,658	6.000%	$1,170,210	8.000%	$1,243,348	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,928,747	13.168%	$1,171,767	8.000%	N/A	N/A	$1,537,944	10.500%
Customers Bank	$1,957,174	13.380%	$1,170,210	8.000%	$1,462,763	10.000%	$1,535,901	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,648,185	7.529%	$875,660	4.000%	N/A	N/A	$875,660	4.000%
Customers Bank	$1,749,287	8.000%	$874,612	4.000%	$1,093,266	5.000%	$874,612	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of June 30, 2023 and December 31, 2022:
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

The estimated fair values of Customers' financial instruments at June 30, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at June 30, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,155,224	$3,155,224	$3,155,224	$—	$—
Debt securities, available for sale	2,797,940	2,797,940	—	2,746,115	51,825
Debt securities, held to maturity	1,258,560	1,212,248	—	497,814	714,434
Loans held for sale	78,108	78,108	—	1,234	76,874
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,693,143	13,298,144	—	1,006,268	12,291,876
FHLB, Federal Reserve Bank, and other restricted stock	126,240	126,240	—	126,240	—
Derivatives	26,003	26,003	—	25,937	66
Liabilities:
Deposits	$17,950,431	$17,923,322	$13,093,728	$4,829,594	$—
FHLB advances	2,046,142	2,029,664	—	2,029,664	—
Other borrowings	123,710	100,666	—	100,666	—
Subordinated debt	182,091	148,371	—	148,371	—
Derivatives	37,662	37,662	—	37,662	—

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$455,806	$455,806	$455,806	$—	$—
Debt securities, available for sale	2,961,015	2,961,015	—	2,887,749	73,266
Debt securities, held to maturity	840,259	793,813	—	437,680	356,133
Loans held for sale	328,312	328,312	—	322	327,990
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,890,823	—	1,323,312	13,567,511
FHLB, Federal Reserve Bank, and other restricted stock	74,196	74,196	—	74,196	—
Derivatives	44,435	44,435	—	44,380	55
Liabilities:
Deposits	$18,156,953	$18,127,338	$13,907,087	$4,220,251	$—
FHLB advances	800,000	781,113	—	781,113	—
Other borrowings	123,580	108,081	—	108,081	—
Subordinated debt	181,952	168,441	—	168,441	—
Derivatives	42,106	42,106	—	42,106	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$74,712	$51,825	$126,537
Agency-guaranteed residential collateralized mortgage obligations	—	125,308	—	125,308
Collateralized loan obligations	—	831,253	—	831,253
Commercial mortgage-backed securities	—	132,474	—	132,474
Corporate notes	—	579,751	—	579,751
Private label collateralized mortgage obligations	—	1,002,617	—	1,002,617
Derivatives	—	25,937	66	26,003
Loans held for sale – fair value option	—	1,234	—	1,234
Loans receivable, mortgage warehouse – fair value option	—	1,006,268	—	1,006,268
Total assets – recurring fair value measurements	$—	$3,779,554	$51,891	$3,831,445
Liabilities
Derivatives	$—	$37,662	$—	$37,662
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,375	$2,375
Total assets – nonrecurring fair value measurements	$—	$—	$2,375	$2,375

	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$87,276	$73,266	$160,542
Agency-guaranteed residential collateralized mortgage obligations	—	133,864	—	133,864
Collateralized loan obligations	—	872,738	—	872,738
Commercial mortgage-backed securities	—	136,357	—	136,357
Corporate notes	—	595,253	—	595,253
Private label collateralized mortgage obligations	—	1,062,261	—	1,062,261
Derivatives	—	44,380	55	44,435
Loans held for sale – fair value option	—	322	—	322
Loans receivable, mortgage warehouse – fair value option	—	1,323,312	—	1,323,312
Total assets – recurring fair value measurements	$—	$4,255,763	$73,321	$4,329,084
Liabilities
Derivatives	$—	$42,106	$—	$42,106
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,819	$4,819
Total assets – nonrecurring fair value measurements	$—	$—	$4,819	$4,819

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022 are summarized in the table below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended June 30,
	2023	2022
Balance at April 1	$63,376	$121,853
Principal payments and premium amortization	(10,444)	(18,147)
Increase in allowance for credit losses	(773)	—
Decrease in allowance for credit losses	—	317
Change in fair value recognized in OCI	(334)	2,896
Balance at June 30	$51,825	$106,919

	Asset-backed securities
(amounts in thousands)	Six Months Ended June 30,
	2023	2022
Balance at January 1	$73,266	$142,885
Principal payments and premium amortization	(21,660)	(34,496)
Increase in allowance for credit losses	(1,046)	(411)
Decrease in allowance for credit losses	61	—
Change in fair value recognized in OCI	1,204	(1,059)
Balance at June 30	$51,825	$106,919

There were no transfers between levels during the three and six months ended June 30, 2023 and 2022.

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2023 and December 31, 2022 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2023
Asset-backed securities	$51,825	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 3% - 6% (5%) 15% - 28% (25%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2022
Asset-backed securities	$73,266	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (5%) 19% - 25% (23%)
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

At June 30, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances. During the three months ended June 30, 2023, Customers entered into three interest rate derivative with notional amounts of $450.0 million that were designated as a fair value hedge of certain FHLB advances. During the six months ended June 30, 2023, Customers entered into five interest rate derivatives, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. During the three and six months ended June 30, 2022, Customers terminated seven and nine interest rate derivatives with notional amounts totaling $31.5 million and $48.0 million, respectively, that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million designated as fair value hedges of certain AFS debt securities.
As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
AFS debt securities	$22,500	$22,500	$(1,527)	$1,777
Deposits	300,000	—	2,140	—
FHLB advances	700,000	—	(3,857)	—
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At June 30, 2023, Customers had 129 interest rate swaps with an aggregate notional amount of $1.2 billion and 12 interest rate caps with an aggregated notional amount of $243.3 million related to this program. At December 31, 2022, Customers had 141 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregate notional amount of $245.8 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2023 and December 31, 2022, Customers had an aggregate notional amount of residential mortgage loan commitments of $3.3 million and $1.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At June 30, 2023 and December 31, 2022, Customers had an aggregate notional amount of credit derivatives of $98.5 million and $142.0 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$25,932	Other liabilities	$37,640
Credit contracts	Other assets	5	Other liabilities	22
Residential mortgage loan commitments	Other assets	66	Other liabilities	—
Total		$26,003		$37,662

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,777	Other liabilities	$—
Total		$1,777		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$42,589	Other liabilities	$42,076
Credit contracts	Other assets	14	Other liabilities	30
Residential mortgage loan commitments	Other assets	55	Other liabilities	—
Total		$42,658		$42,106
(1)    Customers' centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2023 and 2022.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2023	2022	2023	2022
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$6,532	$498	$6,832	$3,019
Recognized on hedged AFS debt securities	Net interest income	50	(498)	(250)	(3,019)
Recognized on hedged FHLB advances	Net interest income	(6,582)	—	(6,582)	—
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$165	$780	$140	$1,741
Credit contracts	Other non-interest income	26	41	(1)	44
Residential mortgage loan commitments	Other non-interest income	1	(50)	11	(81)
Total		$192	$771	$150	$1,704

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2023, the fair value of derivatives in a net asset position (which includes accrued interest but excludes any adjustment for nonperformance-risk) related to these agreements was $25.7 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $26.9 million of cash as collateral at June 30, 2023. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
June 30, 2023
Interest rate derivative assets with institutional counterparties	$25,810	$(150)	$(25,660)	$—

Interest rate derivative liabilities with institutional counterparties	$150	$(150)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2022
Interest rate derivative assets with institutional counterparties	$29,706	$(619)	$(29,087)	$—

Interest rate derivative liabilities with institutional counterparties	$619	$(619)	$—	$—
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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and six months ended June 30, 2023. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2022 Form 10-K.
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
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2022 Form 10-K, as well as several tables describing its ACL in "NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

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
In early March 2023, regional banks, Silicon Valley Bank and Signature Bank were placed in receivership by the state regulators and the FDIC. Citing systemic risk to the U.S. banking system, the FDIC, Federal Reserve and the U.S. Department of Treasury announced that all depositors of Silicon Valley Bank and Signature Bank would be made whole and have access to their funds. The Federal Reserve has also established a new Bank Term Funding Program, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP is an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of June 30, 2023, Customers had no advances outstanding under the Federal Reserve's discount window or the BTFP. Refer to "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rates. Customers has also shifted the mix of its available for sale debt securities portfolio towards variable rate, shorter duration debt securities. The Bank's debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity, including through the BTFP. The Bank had $5.9 billion in immediately available liquidity from the FRB and FHLB and cash on hand of $3.2 billion as of June 30, 2023. The Bank's estimated FDIC insured deposits represented approximately 76% of our deposits (inclusive of accrued interest) as of June 30, 2023. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, COVID-19 and its variants, the military conflict between Russia and Ukraine, as well as any effects that may result from the federal government's responses including future rate hikes and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, COVID-19 and its variants, the geopolitical conflict and developments in the U.S. banking system will impact Customers' operations and financial results during the remainder of 2023 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers' significant accounting policies are described in "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" in Customers' audited consolidated financial statements included in its 2022 Form 10-K.
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

Allowance for Credit Losses
Customers' ACL at June 30, 2023 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
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
The net increase in our estimated ACL as of June 30, 2023 as compared to our December 31, 2022 estimate was primarily attributable to additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by lower consumer installment loans. There was a provision for credit losses on loans and leases of $22.4 million and $40.4 million for the three and six months ended June 30, 2023, resulting in an ACL ending balance of $142.7 million ($139.7 million for loans and leases and $3.0 million for unfunded lending-related commitments) as of June 30, 2023.
To determine the ACL as of June 30, 2023, Customers utilized Moody's June 2023 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at June 2023 assumed slightly lower growth rate in macroeconomic forecasts compared to the first quarter 2023 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board not raising the effective fed funds rate further as it has reached its terminal range of 5.0% to 5.25%; recent U.S. bank failures are not symptomatic of a broader problem in the U.S. financial system and policymakers' aggressive response will ensure that the failures do not weaken the financial system or the U.S. economy; the Fiscal Responsibility Act, which raises the debt ceiling, will have a modest dampening effect on the U.S. economy; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the CPI rising 4.0% in 2023 and 2.6% in 2024; and the unemployment rate rising from the current rate of 3.5% in a full-employment economy to the end of 2024. Customers continues to monitor the impact of the U.S. banking system turmoil, military conflict between Russia and Ukraine, global supply chain and labor market disruptions, inflation, and related policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

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
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the recent bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards, the Federal Reserve keeping the fed funds rate at the terminal range of 5.0% to 5.25% through the third quarter of 2023, military conflict between Russia and Ukraine persisting longer than expected, worsening supply chain conditions, rising unemployment and the U.S. economy falling into recession in the third quarter of 2023. Under this scenario, as an example, the unemployment rate is estimated at 4.7% and 7.6% in 2023 and 2024, respectively. These numbers represent a 1.1% and 3.5% higher unemployment estimate than the Baseline scenario projection of 3.6% and 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $64 million at June 30, 2023. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Net interest income	$165,271	$164,852	$419	0.3%	$315,170	$329,551	$(14,381)	(4.4)%
Provision for credit losses	23,629	23,847	(218)	(0.9)%	43,232	39,844	3,388	8.5%
Total non-interest income	15,997	12,746	3,251	25.5%	34,118	33,944	174	0.5%
Total non-interest expense	89,297	76,205	13,092	17.2%	169,430	150,012	19,418	12.9%
Income before income tax expense	68,342	77,546	(9,204)	(11.9)%	136,626	173,639	(37,013)	(21.3)%
Income tax expense	20,768	18,896	1,872	9.9%	35,331	38,228	(2,897)	(7.6)%
Net income	47,574	58,650	(11,076)	(18.9)%	101,295	135,411	(34,116)	(25.2)%
Preferred stock dividends	3,567	2,131	1,436	67.4%	7,023	3,996	3,027	75.8%
Net income available to common shareholders	$44,007	$56,519	$(12,512)	(22.1)%	$94,272	$131,415	$(37,143)	(28.3)%
Customers reported net income available to common shareholders of $44.0 million and $94.3 million for the three and six months ended June 30, 2023, respectively, compared to net income available to common shareholders of $56.5 million and $131.4 million for the three and six months ended June 30, 2022, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were as follows.
Net interest income
Net interest income increased $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. Average interest-earning assets increased by $1.5 billion for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest-earning assets was driven by increases in commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates and consumer installment loans. NIM decreased by 24 basis points to 3.15% for the three months ended June 30, 2023 from 3.39% for the three months ended June 30, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 331 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The NIM decrease was partially offset by a shift in the mix of interest-earning assets in a rising interest rate environment mostly due to higher interest rates on variable rate loans in specialty lending, which drove a 225 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.8 billion average balance) of commercial and industrial loans and leases within specialty lending yielding 8.37% and $4.9 billion in ending balance ($5.0 billion average balance) of certificates of deposit costing 4.55% at and for the three months ended June 30, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.32% and 0.69% for the three months ended June 30, 2023 and 2022, respectively.

Net interest income decreased $14.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates, offset in part by an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments. Average interest-earning assets increased by $1.7 billion for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest-earning assets was driven by increases in commercial and industrial loans and leases, primarily in variable rate lower credit specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023 and commercial loans to mortgage companies due to lower mortgage activity from rising interest rates. NIM decreased by 43 basis points to 3.06% for the six months ended June 30, 2023 from 3.49% for the six months ended June 30, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 330 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The NIM decrease was partially offset by a shift in the mix of interest-earning assets in a rising interest rate environment mostly due to higher interest rates on variable rate loans in specialty lending, which drove a 223 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.8 billion average balance) of commercial and industrial loans and leases within specialty lending yielding 7.89% and $4.9 billion in ending balance ($4.8 billion average balance) of certificates of deposit costing 4.38% at and for the six months ended June 30, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.38% and 0.56% for the six months ended June 30, 2023 and 2022, respectively.
Provision for credit losses
The $0.2 million decrease in the provision for credit losses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily reflects lower consumer installment loans, partially offset by the recognition of weaker macroeconomic forecasts. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.09% of total loans and leases receivable and 1.11% of total loans and leases receivable, excluding PPP loans (non-GAAP measure, please refer to the non-GAAP reconciliation within Loans and Leases - Credit Risk), at June 30, 2023, compared to 1.14% of total loans and leases receivable and 1.28% of total loans and leases receivable, excluding PPP loans (non-GAAP measure) at June 30, 2022. Net charge-offs for the three months ended June 30, 2023 were $15.6 million, or 42 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $13.5 million, or 36 basis points on an annualized basis, for the three months ended June 30, 2022. The net charge-offs of $15.6 million for three months ended June 30, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for consumer installment loans.
The $3.4 million increase in the provision for credit losses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily reflects the recognition of weaker macroeconomic forecasts, partially offset by lower consumer installment loans. Net charge-offs for the six months ended June 30, 2023 were $34.2 million, or 46 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $20.7 million, or 29 basis points on an annualized basis, for the six months ended June 30, 2022. The increase in net charge-offs for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for consumer installment loans.
The provision for credit losses for the three and six months ended June 30, 2023 also included a provision for credit losses of $1.3 million and $2.9 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities included in our investment securities available for sale was a benefit to provision for credit losses of $0.3 million and a provision for credit losses of $0.4 million for the three and six months ended June 30, 2022, respectively. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

Non-interest income
The $3.3 million increase in non-interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from $3.0 million in net loss on sale of investment securities for the three months ended June 30, 2022, and increases of $3.1 million in bank-owned life insurance income, $2.3 million in commercial lease income, $1.7 million in loan fees and $1.0 million in other non-interest income. These increases were offset in part by $5.0 million in loss on sale of capital call lines of credit for the three months ended June 30, 2023, and decreases of $2.3 million in gain on sale of SBA and other loans and $0.5 million in mortgage warehouse transactional fees for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The $0.2 million increase in non-interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from $4.1 million in net loss on sale of investment securities for the six months ended June 30, 2022, and increases of $5.8 million in commercial lease income, $3.1 million in loan fees and $0.2 million in other non-interest income. These increases were offset in part by $5.0 million in loss on sale of capital call lines of credit for the six months ended June 30, 2023, and decreases of $3.8 million in gain on sale of SBA and other loans, $2.6 million in bank-owned life insurance income and $1.4 million in mortgage warehouse transactional fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Non-interest expense
The $13.1 million increase in non-interest expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from increases of $8.2 million in FDIC assessments, non-income taxes and regulatory fees, $7.8 million in salaries and employee benefits, $1.8 million in professional services, $1.8 million in commercial lease depreciation, $1.1 million in other non-interest expense, $0.4 million in loan servicing and $0.2 million in advertising and promotion. These increases were offset in part by decreases of $6.3 million in technology, communication and bank operations and $1.8 million in occupancy for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The $19.4 million increase in non-interest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from increases of $13.5 million in salaries and employee benefits, $8.5 million in FDIC assessments, non-income taxes and regulatory fees, $4.7 million in commercial lease depreciation, $2.7 million in loan servicing, $2.5 million in other non-interest expense, $2.4 million in professional services and $0.9 million in advertising and promotion. These increases were offset in part by decreases of $13.8 million in technology, communication and bank operations and $2.1 million in occupancy for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Income tax expense
Customers' effective tax rate was 30.39% for the three months ended June 30, 2023 compared to 24.37% for the three months ended June 30, 2022. The increase in the effective tax rate primarily resulted from tax expense on surrendered bank-owned life insurance policies.
Customers' effective tax rate was 25.86% for the six months ended June 30, 2023 compared to 22.02% for the six months ended June 30, 2022. The increase in the effective tax rate primarily resulted from tax expense on surrendered bank-owned life insurance policies and lower stock-based compensation benefits, partially offset by an increase in income tax credits.
Preferred stock dividends
Preferred stock dividends were $3.6 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Preferred stock dividends were $7.0 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. On July 26, 2023, Customers declared dividends of $0.6831 and $0.65895 on Series E and F Preferred Stock, respectively. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 514 and 476 basis points to calculate the dividends to be declared in the future on Series E and F Preferred Stock, respectively.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2023 and 2022. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$2,150,154	$27,624	5.15%	$434,950	$919	0.85%	$15,007	$11,698	$26,705
Investment securities (1)	3,949,732	48,026	4.86%	4,104,463	25,442	2.48%	23,572	(988)	22,584
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,832,485	121,779	8.37%	4,068,175	39,160	3.86%	60,254	22,365	82,619
Other commercial and industrial loans (2)	1,672,667	26,028	6.24%	1,509,655	14,706	3.91%	9,585	1,737	11,322
Commercial loans to mortgage companies	1,300,496	19,606	6.05%	1,898,554	15,615	3.30%	10,037	(6,046)	3,991
Multifamily loans	2,181,617	21,095	3.88%	1,845,527	17,313	3.76%	564	3,218	3,782
PPP loans	207,127	1,633	3.16%	1,863,429	20,572	4.43%	(4,619)	(14,320)	(18,939)
Non-owner occupied commercial real estate loans	1,428,086	19,877	5.58%	1,307,995	12,749	3.91%	5,867	1,261	7,128
Residential mortgages	535,739	5,735	4.28%	515,612	4,898	3.81%	636	201	837
Installment loans	1,684,215	37,141	8.84%	1,909,551	43,928	9.23%	(1,755)	(5,032)	(6,787)
Total loans and leases (3)	14,842,432	252,894	6.83%	14,918,498	168,941	4.54%	84,818	(865)	83,953
Other interest-earning assets	131,362	1,616	4.93%	68,025	1,032	6.09%	(228)	812	584
Total interest-earning assets	21,073,680	330,160	6.28%	19,525,936	196,334	4.03%	117,188	16,638	133,826
Non-interest-earning assets	581,055			530,084
Total assets	$21,654,735			$20,056,020
Liabilities
Interest checking accounts	$5,309,775	49,862	3.77%	$6,409,617	13,644	0.85%	38,935	(2,717)	36,218
Money market deposit accounts	1,978,546	19,678	3.99%	4,704,767	7,523	0.64%	18,776	(6,621)	12,155
Other savings accounts	997,205	9,839	3.96%	695,176	758	0.44%	8,614	467	9,081
Certificates of deposit	5,020,205	56,996	4.55%	530,180	856	0.65%	23,281	32,859	56,140
Total interest-bearing deposits (4)	13,305,731	136,375	4.11%	12,339,740	22,781	0.74%	111,675	1,919	113,594
Federal funds purchased	—	—	—%	642,747	1,429	0.89%	—	(1,429)	(1,429)
Borrowings	2,357,981	28,514	4.85%	940,068	7,272	3.10%	5,785	15,457	21,242
Total interest-bearing liabilities	15,663,712	164,889	4.22%	13,922,555	31,482	0.91%	128,973	4,434	133,407
Non-interest-bearing deposits (4)	4,258,711			4,491,574
Total deposits and borrowings	19,922,423		3.32%	18,414,129		0.69%
Other non-interest-bearing liabilities	259,111			259,279
Total liabilities	20,181,534			18,673,408
Shareholders' equity	1,473,201			1,382,612
Total liabilities and shareholders' equity	$21,654,735			$20,056,020
Net interest income		165,271			164,852		$(11,785)	$12,204	$419
Tax-equivalent adjustment		390			270
Net interest earnings		$165,661			$165,122
Interest spread			2.96%			3.35%
Net interest margin			3.14%			3.38%
Net interest margin tax equivalent			3.15%			3.39%
Net interest margin tax equivalent, excluding PPP loans (5)			3.20%			3.32%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.11% and 0.54% for the three months ended June 30, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

Net interest income increased $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. Average interest-earning assets increased by $1.5 billion, primarily related to increases in commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates and consumer installment loans. Total consumer installment loans decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as consumer installment loans held for investment decreased primarily for risk management purposes and the build out of our held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future (and sold the loans in the three months ended June 30, 2023).
The NIM decreased by 24 basis points to 3.15% for the three months ended June 30, 2023 from 3.39% for the three months ended June 30, 2022 resulting primarily from a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 331 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in NIM was offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, which drove a 225 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.8 billion average balance) of commercial and industrial loans and leases within specialty lending yielding 8.37% and $4.9 billion in ending balance ($5.0 billion average balance) of certificates of deposit costing 4.55% at and for the three months ended June 30, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.32% and 0.69% for the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$1,535,566	$38,019	4.99%	$629,514	$1,248	0.40%	$32,673	$4,098	$36,771
Investment securities (1)	3,990,265	95,342	4.78%	4,070,901	45,737	2.25%	50,515	(910)	49,605
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,763,708	225,467	7.89%	3,403,276	62,551	3.71%	100,841	62,075	162,916
Other commercial and industrial loans (2)	1,688,847	51,598	6.16%	1,451,858	27,974	3.89%	18,460	5,164	23,624
Commercial loans to mortgage companies	1,281,424	37,018	5.83%	1,867,772	29,620	3.20%	18,818	(11,420)	7,398
Multifamily loans	2,194,039	41,565	3.82%	1,689,553	31,079	3.71%	948	9,538	10,486
PPP loans	546,297	25,184	9.30%	2,250,224	57,466	5.15%	28,225	(60,507)	(32,282)
Non-owner occupied commercial real estate loans	1,438,844	40,076	5.62%	1,310,091	24,956	3.84%	12,475	2,645	15,120
Residential mortgages	539,304	11,333	4.24%	466,288	8,578	3.71%	1,315	1,440	2,755
Installment loans	1,705,984	76,566	9.05%	1,852,167	83,892	9.13%	(732)	(6,594)	(7,326)
Total loans and leases (3)	15,158,447	508,807	6.77%	14,291,229	326,116	4.60%	161,870	20,821	182,691
Other interest-earning assets	111,446	2,937	5.32%	60,113	6,709	NM (6)	(7,191)	3,419	(3,772)
Total interest-earning assets	20,795,724	645,105	6.25%	19,051,757	379,810	4.02%	227,719	37,576	265,295
Non-interest-earning assets	559,766			543,479
Total assets	$21,355,490			$19,595,236
Liabilities
Interest checking accounts	$6,396,042	120,347	3.79%	$6,091,263	21,374	0.71%	97,846	1,127	98,973
Money market deposit accounts	2,222,917	40,461	3.67%	4,791,925	12,197	0.51%	37,973	(9,709)	28,264
Other savings accounts	910,241	16,125	3.57%	787,134	1,542	0.39%	14,309	274	14,583
Certificates of deposit	4,763,694	103,372	4.38%	490,632	1,380	0.57%	44,288	57,704	101,992
Total interest-bearing deposits (4)	14,292,894	280,305	3.95%	12,160,954	36,493	0.61%	236,248	7,564	243,812
Federal funds purchased	7,624	188	4.97%	367,210	1,502	0.82%	1,349	(2,663)	(1,314)
Borrowings	2,074,623	49,442	4.81%	737,464	12,264	3.35%	7,205	29,973	37,178
Total interest-bearing liabilities	16,375,141	329,935	4.06%	13,265,628	50,259	0.76%	265,352	14,324	279,676
Non-interest-bearing deposits (4)	3,284,416			4,695,148
Total deposits and borrowings	19,659,557		3.38%	17,960,776		0.56%
Other non-interest-bearing liabilities	253,376			248,266
Total liabilities	19,912,933			18,209,042
Shareholders' equity	1,442,557			1,386,194
Total liabilities and shareholders' equity	$21,355,490			$19,595,236
Net interest income		315,170			329,551		$(37,633)	$23,252	$(14,381)
Tax-equivalent adjustment		765			509
Net interest earnings		$315,935			$330,060
Interest spread			2.86%			3.45%
Net interest margin			3.05%			3.48%
Net interest margin tax equivalent			3.06%			3.49%
Net interest margin tax equivalent, excluding PPP loans (5)			3.01%			3.32%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.22% and 0.44% for the six months ended June 30, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
(6)Not Meaningful. Average yield on other interest-earning assets for the six months ended June 30, 2022 was 22.51% primarily due to $5.2 million of equity investment distributions.

Net interest income decreased $14.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates, offset in part by an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments. Average interest-earning assets increased by $1.7 billion, primarily related to increases in commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023 and commercial loans to mortgage companies due to lower mortgage activity from rising interest rates.
The NIM decreased by 43 basis points to 3.06% for the six months ended June 30, 2023 from 3.49% for the six months ended June 30, 2022 resulting primarily from a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 330 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in NIM was offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, which drove a 223 basis point increase in the yield on interest-earning assets. The largest shift in the mix of interest-earning assets and interest-bearing liabilities impacting the NIM was $5.5 billion in ending balance ($5.8 billion average balance) of commercial and industrial loans and leases within specialty lending yielding 7.89% and $4.9 billion in ending balance ($4.8 billion average balance) of certificates of deposit costing 4.38% at and for the six months ended June 30, 2023. Customers' total cost of funds, including non-interest bearing deposits was 3.38% and 0.56% for the six months ended June 30, 2023 and 2022, respectively.
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
A reconciliation of net interest margin tax equivalent, excluding PPP loans for the three and six months ended June 30, 2023 and 2022 is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net interest income (GAAP)	$165,271	$164,852	$315,170	$329,551
Tax-equivalent adjustment	390	270	765	509
Net interest income tax equivalent (GAAP)	165,661	165,122	315,935	330,060
Loans receivable, PPP net interest (income) expense	765	(18,946)	(13,341)	(53,561)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$166,426	$146,176	$302,594	$276,499

Average total interest-earning assets (GAAP)	$21,073,680	$19,525,936	$20,795,724	$19,051,757
Average PPP loans	(207,127)	(1,863,429)	(546,297)	(2,250,224)
Adjusted average total interest-earning assets (Non-GAAP)	$20,866,553	$17,662,507	$20,249,427	$16,801,533

Net interest margin (GAAP)	3.14%	3.38%	3.05%	3.48%
Net interest margin tax equivalent (GAAP)	3.15%	3.39%	3.06%	3.49%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.20%	3.32%	3.01%	3.32%

PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended June 30, 2023, which resulted primarily from the recognition of weaker macroeconomic forecasts, partially offset by lower consumer installment loans. Customers recorded a provision for credit losses of $22.4 million for loans and leases and a benefit to provision for credit losses of $0.3 million for lending-related commitments, respectively, for the three months ended June 30, 2023. Customers recorded a provision for credit losses of $24.2 million and $0.6 million for loans and leases and lending-related commitments, respectively, for the three months ended June 30, 2022. Net charge-offs for the three months ended June 30, 2023 were $15.6 million, or 42 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $13.5 million, or 36 basis points of average loans and leases on an annualized basis, for the three months ended June 30, 2022. The net charge-offs of $15.6 million for three months ended June 30, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for consumer installment loans.
Customers recorded a provision for credit losses of $40.4 million for loans and leases and a benefit to provision for credit losses of $24 thousand for lending-related commitments, respectively, for the six months ended June 30, 2023, which resulted primarily from the recognition of weaker macroeconomic forecasts, partially offset by lower consumer installment loans. Customers recorded a provision for credit losses of $39.4 million for loans and leases and $0.5 million for lending-related commitments, respectively, for the six months ended June 30, 2022. Net charge-offs for the six months ended June 30, 2023 were $34.2 million, or 46 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $20.7 million, or 29 basis points of average loans and leases on an annualized basis, for the six months ended June 30, 2022. The increase in net charge-offs for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three and six months ended June 30, 2023 also included a provision for credit losses of $1.3 million and $2.9 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities included in our investment securities available for sale was a benefit to provision for credit losses of $0.3 million and a provision for credit losses of $0.4 million for the three and six months ended June 30, 2022, respectively. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Commercial lease income	$8,917	$6,592	$2,325	35.3%	18,243	12,487	5,756	46.1%
Loan fees	4,271	2,618	1,653	63.1%	8,261	5,163	3,098	60.0%
Bank-owned life insurance	4,997	1,947	3,050	156.7%	7,644	10,273	(2,629)	(25.6)%
Mortgage warehouse transactional fees	1,376	1,883	(507)	(26.9)%	2,450	3,898	(1,448)	(37.1)%
Gain (loss) on sale of SBA and other loans	(761)	1,542	(2,303)	(149.4)%	(761)	3,049	(3,810)	(125.0)%
Loss on sale of capital call lines of credit	(5,037)	—	(5,037)	NM	(5,037)	—	(5,037)	NM
Net gain (loss) on sale of investment securities	—	(3,029)	3,029	(100.0)%	—	(4,092)	4,092	(100.0)%
Other	2,234	1,193	1,041	87.3%	3,318	3,166	152	4.8%
Total non-interest income	$15,997	$12,746	$3,251	25.5%	$34,118	$33,944	$174	0.5%

Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $2.3 million increase in commercial lease income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from the growth of Customers' equipment finance business. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
The $5.8 million increase in commercial lease income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from the growth of Customers' equipment finance business. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
Loan fees
The $1.7 million increase in loan fees for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase in fees earned on unused lines of credit, loan servicing and other fees from commercial borrowers.
The $3.1 million increase in loan fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from an increase in fees earned on unused lines of credit, loan servicing and other fees from commercial borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $3.1 million increase in bank-owned life insurance income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 resulted from an increase in death benefits paid by insurance carriers under the policies.
The $2.6 million decrease in bank-owned life insurance income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted from a decrease in death benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $0.5 million decrease in mortgage warehouse transactional fees for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to 2022, given the lower mortgage banking activity in a higher interest rate environment.
The $1.4 million decrease in mortgage warehouse transactional fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from lower refinancing activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to 2022, given the lower mortgage banking activity in a higher interest rate environment.
Gain (loss) on sale of SBA and other loans
The $2.3 million decrease in gain on sale of SBA and other loans for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily reflects a decrease in gains on sales of SBA loans and a loss on sales of consumer installment loans for the three months ended June 30, 2023. Customers had $0.4 million in gains on sales of $66.2 million of SBA loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs for the three months ended June 30, 2023, compared to $1.5 million in gains on sales of $17.6 million of SBA loans for the three months ended June 30, 2022. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains from sales of loans in 2023 comparable to 2022 given the significant uncertainty in the capital markets.

The $3.8 million decrease in gain on sale of SBA and other loans for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects $0.4 million in gains on sales of $66.2 million of SBA loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the six months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs for the six months ended June 30, 2023, compared to $3.0 million in gains on sales of $31.8 million of SBA loans for the six months ended June 30, 2022. Customers has continued to build out our held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains from sales of loans in 2023 comparable to 2022 given the significant uncertainty in the capital markets.
Loss on sale of capital call lines of credit
The $5.0 million realized loss from the sale of capital call lines of credit for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflected a sale of $670.0 million of short-term syndicated capital call lines of credit within Specialty Lending, inclusive of accrued interest and unamortized deferred loan origination costs for the three months ended June 30, 2023, compared to no such sales for the three months ended June 30, 2022. Customers decided to exit completely the non-strategic, short-term syndicated call lines of credit with borrowers that Customers had no deposit relationships.
The $5.0 million realized loss from the sale of capital call lines of credit for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within Specialty Lending, inclusive of accrued interest and unamortized deferred loan origination costs for the six months ended June 30, 2023, compared to no such sales for the six months ended June 30, 2022. Customers decided to exit completely the non-strategic, short-term syndicated capital call lines of credit with borrowers that Customers had no deposit relationships.
Net gain (loss) on sale of investment securities
The $3.0 million decrease in net loss on sale of investment securities for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflects net losses realized from the sales of $399.0 million in AFS debt securities during the three months ended June 30, 2022, compared to no such sales in the three months ended June 30, 2023. There can be no assurance that Customers will realize gains from sales of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
The $4.1 million decrease in net loss on sale of investment securities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflects net losses realized from the sales of $555.0 million in AFS debt securities during the six months ended June 30, 2022, compared to no such sales in the six months ended June 30, 2023. There can be no assurance that Customers will realize gains from sales of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Other non-interest income
The $1.0 million increase in other non-interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase in SERP income due to changes in market prices.
The $0.2 million increase in other non-interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from an increase in SERP income due to changes in market prices, partially offset by a decrease in unrealized gains on derivatives due to changes in market interest rates.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Salaries and employee benefits	$33,120	$25,334	$7,786	30.7%	$65,465	$51,941	$13,524	26.0%
Technology, communication and bank operations	16,407	22,738	(6,331)	(27.8)%	32,996	46,806	(13,810)	(29.5)%
Commercial lease depreciation	7,328	5,552	1,776	32.0%	15,203	10,494	4,709	44.9%
Professional services	9,192	7,415	1,777	24.0%	16,788	14,371	2,417	16.8%
Loan servicing	4,777	4,341	436	10.0%	9,438	6,712	2,726	40.6%
Occupancy	2,519	4,279	(1,760)	(41.1)%	5,279	7,329	(2,050)	(28.0)%
FDIC assessments, non-income taxes and regulatory fees	9,780	1,619	8,161	504.1%	12,508	4,002	8,506	212.5%
Advertising and promotion	546	353	193	54.7%	1,595	668	927	138.8%
Other	5,628	4,574	1,054	23.0%	10,158	7,689	2,469	32.1%
Total non-interest expense	$89,297	$76,205	$13,092	17.2%	$169,430	$150,012	$19,418	12.9%
Salaries and employee benefits
The $7.8 million increase in salaries and employee benefits for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives, severance accruals and SERP expenses.
The $13.5 million increase in salaries and employee benefits for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives, severance accruals and SERP expenses.
Technology, communication and bank operations
The $6.3 million decrease in technology, communication and bank operations expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies pursuant to the amended deposit servicing agreement, partially offset by $2.3 million increase in fees paid for software as a service.
The $13.8 million decrease in technology, communication and bank operations expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies pursuant to the amended deposit servicing agreement, partially offset by $3.3 million increase in fees paid for software as a service.
Customers incurred expenses of $7.3 million and $15.9 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense during the three months ended June 30, 2023 and 2022, respectively. Customers incurred expenses of $14.9 million and $33.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, Customers held $847.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $413.4 million of these serviced deposits held on June 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $434.3 million in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. Refer to "NOTE 9 – DEPOSITS" to Customers' unaudited consolidated financial statements for additional information.

Commercial lease depreciation
The $1.8 million increase in commercial lease depreciation for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from the growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
The $4.7 million increase in commercial lease depreciation for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from the growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
Professional services
The $1.8 million increase in professional services for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to increases in legal fees related to loan transactions and consulting fees related to compliance and risk management, partially offset by a decrease in outside professional services related to PPP forgiveness.
The $2.4 million increase in professional services for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to increases in legal fees related to loan transactions and PPP related matters and consulting fees related to compliance and risk management, partially offset by a decrease in outside professional services related to PPP forgiveness.
Loan servicing
The $0.4 million increase in loan servicing for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from the growth in loan portfolios serviced by third parties.
The $2.7 million increase in loan servicing for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from the growth in loan portfolios serviced by third parties.
Occupancy
The $1.8 million decrease in occupancy for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to impairment of ROU assets, bank premises and equipment related to consolidation of branch locations during the three months ended June 30, 2022. The Bank decided to consolidate five branches into other existing locations in Southeastern Pennsylvania during the three months ended June 30, 2022.
The $2.1 million decrease in occupancy for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to impairment of ROU assets, bank premises and equipment related to consolidation of branch locations and other offices during the six months ended June 30, 2022.
FDIC assessments, non-income taxes and regulatory fees
The $8.2 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase in FDIC assessment rates.
The $8.5 million increase in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from an increase in FDIC assessment rates.
Advertising and promotion
The $0.2 million increase in advertising and promotion for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from higher spending on media and advertising agencies for our deposit products.
The $0.9 million increase in advertising and promotion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from higher spending on media and advertising agencies for our deposit products.

Other non-interest expense
The $1.1 million increase in other non-interest expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase in provision for operating losses, partially offset by decreases in loan origination expenses and a benefit to provision or reduction to the reserve for unfunded commitments. A benefit to provision or reduction to the reserve for unfunded commitments for the three months ended June 30, 2023 was $0.3 million, compared to a provision or addition to the reserve for unfunded commitments of $0.6 million for the three months ended June 30, 2022.
The $2.5 million increase in other non-interest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from increases in provision for operating losses, partially offset by a decrease in loan origination expenses and a benefit to provision or reduction to the reserve for unfunded commitments. A benefit to provision or reduction to the reserve for unfunded commitments for the six months ended June 30, 2023 was $24 thousand, compared to a provision or addition to the reserve for unfunded commitments of $0.5 million for the six months ended June 30, 2022.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Income before income tax expense	$68,342	$77,546	$(9,204)	(11.9)%	$136,626	$173,639	$(37,013)	(21.3)%
Income tax expense	20,768	18,896	1,872	9.9%	35,331	38,228	(2,897)	(7.6)%
Effective tax rate	30.39%	24.37%			25.86%	22.02%
The $1.9 million increase in income tax expense for the three months ended June 30, 2023, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million, offset in part by a decrease in pre-tax income and increased income tax credits. The increase in the effective tax rate for the three months ended June 30, 2023, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies.
The $2.9 million decrease in income tax expense for the six months ended June 30, 2023, when compared to the same period in the prior year, primarily resulted from a decrease in pre-tax income and increased income tax credits. The increase in the effective tax rate for the six months ended June 30, 2023, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million and lower stock-based compensation benefits, partially offset by an increase in income tax credits.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.6 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Preferred stock dividends were $7.0 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. On July 26, 2023, Customers declared dividends of $0.6831 and $0.65895 on Series E and F Preferred Stock, respectively. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 514 and 476 basis points to calculate the dividends to be declared in the future on Series E and F Preferred Stock, respectively.
Financial Condition
General
Customers' total assets were $22.0 billion at June 30, 2023. This represented an increase of $1.1 billion from total assets of $20.9 billion at December 31, 2022. The increase in total assets was primarily driven by increases of $2.7 billion in cash and cash equivalents and $418.3 million in investment securities held to maturity, partially offset by decreases of $809.4 million in loans receivable, PPP, $507.1 million in loans and leases receivable, $317.0 million in loans receivable, mortgage warehouse, at fair value, $250.2 million in loans held for sale and $162.9 million in investment securities, at fair value.

Total liabilities were $20.6 billion at June 30, 2023. This represented an increase of $1.1 billion from $19.5 billion at December 31, 2022. The increase in total liabilities primarily resulted from an increase of $1.2 billion in FHLB advances, partially offset by a decrease of $206.5 million in total deposits.
The following table sets forth certain key condensed balance sheet data as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022	Change	% Change
Cash and cash equivalents	$3,155,224	$455,806	$2,699,418	592.2%
Investment securities, at fair value	2,824,638	2,987,500	(162,862)	(5.5)%
Investment securities held to maturity	1,258,560	840,259	418,301	49.8%
Loans held for sale	78,108	328,312	(250,204)	(76.2)%
Loans receivable, mortgage warehouse, at fair value	1,006,268	1,323,312	(317,044)	(24.0)%
Loans receivable, PPP	188,763	998,153	(809,390)	(81.1)%
Loans and leases receivable	12,637,768	13,144,894	(507,126)	(3.9)%
Allowance for credit losses on loans and leases	(139,656)	(130,924)	(8,732)	6.7%
Bank-owned life insurance	290,322	338,441	(48,119)	(14.2)%
Other assets	471,169	400,135	71,034	17.8%
Total assets	22,028,565	20,896,112	1,132,453	5.4%
Total deposits	17,950,431	18,156,953	(206,522)	(1.1)%
FHLB advances	2,046,142	800,000	1,246,142	155.8%
Other borrowings	123,710	123,580	130	0.1%
Subordinated debt	182,091	181,952	139	0.1%
Accrued interest payable and other liabilities	269,539	230,666	38,873	16.9%
Total liabilities	20,571,913	19,493,151	1,078,762	5.5%
Total shareholders’ equity	1,456,652	1,402,961	53,691	3.8%
Total liabilities and shareholders’ equity	$22,028,565	$20,896,112	$1,132,453	5.4%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $54.1 million and $58.0 million at June 30, 2023 and December 31, 2022, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.1 billion and $397.8 million at June 30, 2023 and December 31, 2022, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment decisions made to maximize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits from December 31, 2022 primarily resulted from maintaining a higher level of liquidity in response to heightened liquidity risk to the U.S. banking system, particularly to the regional banks since early March 2023.
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

At June 30, 2023, investment securities at fair value totaled $2.8 billion compared to $3.0 billion at December 31, 2022. The decrease primarily resulted from the maturities, calls and principal repayments totaling $156.3 million and a decrease in the fair value of AFS debt securities, or an increase in unrealized losses of $9.1 million due to changes in market interest rates for the six months ended June 30, 2023.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $2.9 million on certain asset-backed securities and corporate notes included in our investment securities at fair value for the six months ended June 30, 2023. Refer to "NOTE 5 – INVESTMENT SECURITIES" and "NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" to Customers' unaudited consolidated financial statements for additional information.
The following table sets forth information about the maturities and weighted-average yield of the AFS debt securities portfolio. The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security adjusted for prepayment estimates, and considers the contractual coupon, amortization of premiums and accretion of discounts. Yields exclude the impact of related hedging derivatives.

	June 30, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	2.08%	2.08%
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.47	2.47
Collateralized loan obligations	—	—	—	7.36	7.36
Commercial mortgage-backed securities	—	—	—	6.59	6.59
Corporate notes	6.75	6.75	4.67	—	6.38
Private label collateralized mortgage obligations	—	—	—	3.68	3.68
Weighted-average yield	6.75%	6.75%	4.67%	5.02%	5.31%
The agency-guaranteed collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At June 30, 2023, investment securities held to maturity totaled $1.3 billion compared to $840.3 million at December 31, 2022. The increase in investment securities held to maturity resulted from $436.8 million of asset-backed securities investments in VIEs in connection with the sale of consumer installment loans that were classified as held for sale and a purchase of $73.1 million of private label collateralized mortgage obligation, partially offset by the maturities, calls and principal repayments totaling $94.3 million for the six months ended June 30, 2023.
On June 30, 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the six months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in gain (loss) on sale of SBA and other loans within non-interest income in the consolidated statement of income. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities collateralized by the sold loans. Customers accounts for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

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

	June 30, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.73%	5.73%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.91	1.91
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.12	2.12
Private label collateralized mortgage obligations	—	—	—	4.42	4.42
Weighted-average yield	—%	—%	—%	4.43%	4.43%
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
As of June 30, 2023, Customers had $12.3 billion in commercial loans outstanding, totaling approximately 88.4% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $13.5 billion, comprising approximately 85.8% of its total loan and lease portfolio at December 31, 2022.

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
Customers' Specialty Banking includes lending to mortgage companies, equipment finance, warehouse lending, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its Specialty Banking, which included capital call lines, technology and venture capital banking and financial institutions group in 2021 to further build its franchise and support the growth of its commercial lending. Customers' lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers' capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers' technology and venture capital banking primarily provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms.
On June 15, 2023, Customers acquired $631.0 million of a Venture Banking loan portfolio at a discount from the FDIC. Customers has also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members creates venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio has been combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms has been combined with Customers' existing capital call lines vertical within fund finance.
On June 30, 2023, Customers sold $670 million of short-term syndicated capital call lines of credit within Specialty Lending consisting of $280.7 million of loans held for investment and $389.3 million of unfunded loan commitments. The Bank exited completely from these non-strategic, short-term syndicated capital call lines of credit, which did not provide any deposit relationships.
Customers' lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of June 30, 2023 and December 31, 2022, commercial loans to mortgage companies totaled $1.0 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of June 30, 2023 and December 31, 2022, Customers had $512.3 million and $560.3 million, respectively, of equipment finance loans outstanding. As of June 30, 2023 and December 31, 2022, Customers had $186.1 million and $157.4 million of equipment finance leases outstanding, respectively. As of June 30, 2023 and December 31, 2022, Customers had $197.1 million and $197.3 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $67.0 million and $52.6 million, respectively.
Customers' multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers' covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of June 30, 2023, Customers had multifamily loans of $2.2 billion outstanding, comprising approximately 15.5% of the total loan and lease portfolio, compared to $2.2 billion, or approximately 14.0% of the total loan and lease portfolio, at December 31, 2022.

Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide including through relationships with fintech companies. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future while reducing loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of June 30, 2023, Customers had $1.6 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 11.6% of the total loan and lease portfolio, compared to $2.2 billion, or 14.2% of the total loan and lease portfolio, as of December 31, 2022.
Purchases and sales of loans were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Purchases (1)
Specialty lending	$631,252	$—	$631,252	$—
Other commercial and industrial	4,863	—	10,308	—
Commercial real estate owner occupied	—	—	2,867	—
Residential real estate	—	8,081	4,238	154,955
Personal installment (2)	—	16,551	—	76,007
Total	$636,115	$24,632	$648,665	$230,962
Sales (3)
Specialty lending (4)	$287,185	$—	$287,185	$—
Other commercial and industrial (5)	47,358	14,040	47,358	22,880
Multifamily	—	2,879	—	2,879
Commercial real estate owner occupied (5)	18,851	3,519	18,851	8,960
Commercial real estate non-owner occupied	16,000	—	16,000	—
Other installment	154,042	—	154,042	—
Total	$523,436	$20,438	$523,436	$34,719
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 85.1% and 98.9% of the loans' unpaid principal balance for the three months ended June 30, 2023 and 2022, respectively. The purchase price was 85.5% and 98.2% of the loans' unpaid principal balance for the six months ended June 30, 2023 and 2022, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.4 million and $1.5 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the six months ended June 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.4 million and $3.6 million, respectively.
(4)Includes a loss of $5.0 million from the sale of of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million in unpaid principal balance of loans held for investment and $389.3 million of unfunded loan commitments) included the consolidated statements of income for the three and six months ended June 30, 2023.
(5)Primarily sales of SBA loans.

Loans Held for Sale
The composition of loans held for sale as of June 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,234	322
Personal installment loans, at lower of cost or fair value	76,874	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Total consumer loans held for sale	78,108	324,233
Loans held for sale	$78,108	$328,312
Loans held for sale are carried on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
On June 30, 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Customers also recognized servicing assets of $3.8 million upon sale. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$1,006,268	$1,323,312
Loans receivable, PPP	188,763	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,534,832	5,412,887
Other commercial and industrial	1,154,475	1,259,943
Multifamily	2,151,734	2,213,019
Commercial real estate owner occupied	842,042	885,339
Commercial real estate non-owner occupied	1,211,091	1,290,730
Construction	212,214	162,009
Total commercial loans and leases receivable	11,106,388	11,223,927
Consumer:
Residential real estate	487,199	497,952
Manufactured housing	41,664	45,076
Installment:
Personal	752,470	964,641
Other	250,047	413,298
Total consumer loans receivable	1,531,380	1,920,967
Loans and leases receivable	12,637,768	13,144,894
Allowance for credit losses on loans and leases	(139,656)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,693,143	$15,335,435
(1)Includes direct finance equipment leases of $186.1 million and $157.4 million at June 30, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(83.3) million and $(21.5) million at June 30, 2023 and December 31, 2022, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2023, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.0 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively.
On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of June 30, 2023, Customers had an outstanding loan balance with the borrower of $6.0 million in a cash secured working capital loan that was also fully guaranteed by an affiliate of the primary shareholder of the borrower.

Loans receivable, PPP
Customers had $188.8 million and $998.2 million of PPP loans outstanding as of June 30, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $1.6 million and $25.2 million for the three and six months ended June 30, 2023, respectively. Customers recognized interest income, including origination fees, of $20.6 million and $57.5 million for the three and six months ended June 30, 2022, respectively.
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
The provision for credit losses on loans and leases was $22.4 million and $40.4 million for the three and six months ended June 30, 2023, respectively. The provision for credit losses on loans and leases was $24.2 million and $39.4 million for the three and six months ended June 30, 2022, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $139.7 million, or 1.09% of loans and leases receivable and 1.11% of loans and leases receivable, excluding PPP (a non-GAAP measure) at June 30, 2023, and $130.9 million or 0.93% of loans and leases receivable and 1.00% of loans and leases receivable, excluding PPP loans (a non-GAAP measure) at December 31, 2022. Excluding loans receivable, PPP from total loans and leases receivable is a non-GAAP measure. Management believes the use of these non-GAAP measures provides additional clarity when assessing Customers' financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule below.
The increase in the ACL resulted primarily from additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in consumer installment loans. Net charge-offs were $15.6 million for the three months ended June 30, 2023, an increase of $2.1 million compared to the same period in 2022. Net charge-offs were $34.2 million for the six months ended June 30, 2023, an increase of $13.5 million compared to the same period in 2022. The net charge-offs for three and six months ended June 30, 2023 exclude $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.
A reconciliation of the coverage of ACL for loans and leases held for investment to the ACL for loans and leases held for investment, excluding PPP loans as of June 30, 2023 and December 31, 2022 is set forth below.

(dollars in thousands)	June 30, 2023	December 31, 2022
Loans and leases receivable (GAAP)	$12,826,531	$14,143,047
Less: Loans receivable, PPP	188,763	998,153
Loans and leases held for investment, excluding PPP (Non-GAAP)	$12,637,768	$13,144,894

ACL for loans and leases (GAAP)	$139,656	$130,924

Coverage of ACL for loans and leases held for investment (GAAP)	1.09%	0.93%

Coverage of ACL for loans and leases held for investment, excluding PPP (Non-GAAP)	1.11%	1.00%

The tables below present changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2023
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (3)	(432)	(1,448)	—	(288)	—	(27)	—	(16,384)	(18,579)
Recoveries (3)	174	—	34	22	—	3	—	2,782	3,015
Provision (benefit) for credit losses on loans and leases	6,724	1,764	1,709	2,729	303	17	(1)	9,118	22,363
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Six Months Ended June 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (3)	(592)	(1,448)	—	(4,527)	—	(27)	—	(33,099)	(39,693)
Recoveries (3)	405	—	34	27	116	5	—	4,891	5,478
Provision (benefit) for credit losses on loans and leases	9,121	2,307	3,727	6,776	610	774	(92)	17,148	40,371
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2023	(0.02)%	(0.27)%	0.02%	(0.09)%	—%	(0.02)%	—%	(4.46)%	(0.49)%
Six Months Ended June 30, 2023	(0.01)%	(0.13)%	0.01%	(0.73)%	0.13%	(0.01)%	—%	(4.40)%	(0.53)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2022
Ending Balance, March 31, 2022	$10,765	$7,437	$3,841	$5,955	$939	$4,685	$4,342	$107,883	$145,847
Charge-offs (3)	(276)	(1,990)	—	(163)	—	—	—	(12,851)	(15,280)
Recoveries (3)	692	—	42	4	103	39	—	919	1,799
Provision (benefit) for credit losses on loans and leases	(100)	4,318	862	3,084	137	854	(262)	15,271	24,164
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Six Months Ended June 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (3)	(578)	(1,990)	—	(163)	—	(4)	—	(21,716)	(24,451)
Recoveries (3)	1,053	337	49	12	216	45	—	2,032	3,744
Provision (benefit) for credit losses on loans and leases	(2,096)	6,941	1,483	2,821	271	3,154	(198)	27,057	39,433
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2022	0.03%	(0.43)%	0.02%	(0.06)%	0.26%	0.03%	—%	(2.51)%	(0.48)%
Six Months Ended June 30, 2022	0.02%	(0.20)%	0.01%	(0.03)%	0.25%	0.02%	—%	(2.14)%	(0.41)%
(1)Includes specialty lending.
(2)Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
(3)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
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
Asset Quality at June 30, 2023

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,689,307	$6,682,246	$2,620	$—	$4,441	$—	$4,441	0.07%	0.07%
Multifamily	2,151,734	2,147,712	—	—	4,022	—	4,022	0.19%	0.19%
Commercial real estate owner occupied	842,042	838,604	134	—	3,304	—	3,304	0.39%	0.39%
Commercial real estate non-owner occupied	1,211,091	1,211,091	—	—	—	37	37	—%	0.00%
Construction	212,214	212,214	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	11,106,388	11,091,867	2,754	—	11,767	37	11,804	0.11%	0.11%
Residential	487,199	476,898	2,995	—	7,306	35	7,341	1.50%	1.51%
Manufactured housing	41,664	37,239	887	904	2,634	64	2,698	6.32%	6.47%
Installment	1,002,517	978,743	17,237	—	6,537	—	6,537	0.65%	0.65%
Total consumer loans receivable	1,531,380	1,492,880	21,119	904	16,477	99	16,576	1.08%	1.08%
Loans and leases receivable (1)	12,637,768	12,584,747	23,873	904	28,244	136	28,380	0.22%	0.22%
Loans receivable, PPP (2)	188,763	188,763	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,006,268	1,006,268	—	—	—	—	—	—%	—%
Total loans held for sale	78,108	78,108	—	—	—	—	—	—%	—%
Total portfolio	$13,910,907	$13,857,886	$23,873	$904	$28,244	$136	$28,380	0.20%	0.20%

Asset Quality at June 30, 2023 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,689,307	$4,441	$29,092	0.43%	655.08%
Multifamily	2,151,734	4,022	15,400	0.72%	382.89%
Commercial real estate owner occupied	842,042	3,304	10,215	1.21%	309.17%
Commercial real estate non-owner occupied	1,211,091	—	13,495	1.11%	—%
Construction	212,214	—	2,639	1.24%	—%
Total commercial loans and leases receivable	11,106,388	11,767	70,841	0.64%	602.03%
Residential	487,199	7,306	6,846	1.41%	93.70%
Manufactured housing	41,664	2,634	4,338	10.41%	164.69%
Installment	1,002,517	6,537	57,631	5.75%	881.61%
Total consumer loans receivable	1,531,380	16,477	68,815	4.49%	417.64%
Loans and leases receivable (1)	12,637,768	28,244	139,656	1.11%	494.46%
Loans receivable, PPP (2)	188,763	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	1,006,268	—	—	—%	—%
Total loans held for sale	78,108	—	—	—%	—%
Total portfolio	$13,910,907	$28,244	$139,656	1.00%	494.46%
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
(2)    The tables exclude PPP loans of $188.8 million, of which $2.4 million were 30-59 days past due and $144.2 million were 60 days or more past due as of June 30, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
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

A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at June 30, 2023, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Total loans and leases portfolio (GAAP)	$13,910,907	$13,857,886	$23,873	$904	$28,244	$136	$28,380	0.20%	0.20%
Less: Loans receivable, PPP (1)	188,763	188,763	—	—	—	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,722,144	13,669,123	23,873	904	28,244	136	28,380	0.21%	0.21%
Less: Loans held for sale	78,108	78,108	—	—	—	—	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	1,006,268	1,006,268	—	—	—	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$12,637,768	$12,584,747	$23,873	$904	$28,244	$136	$28,380	0.22%	0.22%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Total loans and leases portfolio (GAAP)	$13,910,907	$28,244	$139,656	1.00%	494.46%
Less: Loans receivable, PPP (1)	188,763	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,722,144	28,244	139,656	1.02%	494.46%
Less: Loans held for sale	78,108	—	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	1,006,268	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$12,637,768	$28,244	$139,656	1.11%	494.46%
(1)    Loans receivable, PPP includes PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $13.9 billion at June 30, 2023 compared to $15.8 billion at December 31, 2022, and $28.2 million, or 0.20% of loans and leases, were non-performing at June 30, 2023 compared to $30.7 million, or 0.19% of loans and leases, at December 31, 2022. The total loan and lease portfolio was supported by an ACL of $139.7 million (494.46% of NPLs and 1.00% of total loans and leases) and $130.9 million (425.95% of NPLs and 0.83% of total loans and leases), at June 30, 2023 and December 31, 2022, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. Customers Bank provides TassatPayTM instant blockchain-based digital payments platform via CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of June 30, 2023 and December 31, 2022, Customers Bank held $2.5 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of June 30, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $914.9 million and $23 thousand at June 30, 2023 and December 31, 2022, respectively.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	Change	% Change
Demand, non-interest bearing	$4,490,198	$1,885,045	$2,605,153	138.2%
Demand, interest bearing	5,551,037	8,476,027	(2,924,990)	(34.5)%
Savings, including MMDA	3,052,493	3,546,015	(493,522)	(13.9)%
Non-time deposits	13,093,728	13,907,087	(813,359)	(5.8)%
Time deposits	4,856,703	4,249,866	606,837	14.3%
Total deposits	$17,950,431	$18,156,953	$(206,522)	(1.1)%
Total deposits were $18.0 billion at June 30, 2023, a decrease of $206.5 million, or 1.1%, from $18.2 billion at December 31, 2022. Interest bearing demand deposits decreased by $2.9 billion, or 34.5%, to $5.6 billion at June 30, 2023, from $8.5 billion at December 31, 2022 and savings, including MMDA decreased by $493.5 million, or 13.9%, to $3.1 billion at June 30, 2023, from $3.5 billion at December 31, 2022. These decreases were partially offset by increases in non-interest bearing demand deposits of $2.6 billion, or 138.2%, to $4.5 billion at June 30, 2023 from $1.9 billion at December 31, 2022 and time deposits of $606.8 million, or 14.3%, to $4.9 billion at June 30, 2023, from $4.2 billion at December 31, 2022.
Total deposits at June 30, 2023 and December 31, 2022 include $847.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $413.4 million of these serviced deposits held on June 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $434.3 million in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies.
The total amount of estimated uninsured deposits totaled $4.4 billion and $6.4 billion at June 30, 2023 and December 31, 2022, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $89.3 million and $85.5 million at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the Bank had $597.4 million in state and municipal deposits to which it had pledged $600.5 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$2,046,142	4.74%	$500,000	3.37%
Total long-term FHLB and FRB advances	$2,046,142		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $1.1 billion with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at June 30, 2023.
(2)    Includes $3.9 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2023. Refer to "NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to Customers' unaudited consolidated financial statements for additional information.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,485,974	$3,241,120
Total maximum borrowing capacity with the FRB (1)	5,126,390	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	10,254,963	7,142,865
(1)    Includes $495.6 million of borrowing capacity available under the BTFP at June 30, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2023 and December 31, 2022 were as follows:

		June 30, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,858	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,852	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,710	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,675	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,416	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,091	$181,952
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
(4)The subordinated notes will bear an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes will bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers expects that the subordinated notes will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,301	35,012	289	0.8%
Additional paid in capital	555,737	551,721	4,016	0.7%
Retained earnings	1,018,406	924,134	94,272	10.2%
Accumulated other comprehensive income (loss), net	(168,176)	(163,096)	(5,080)	3.1%
Treasury stock	(122,410)	(82,604)	(39,806)	48.2%
Total shareholders' equity	$1,456,652	$1,402,961	$53,691	3.8%
Shareholders’ equity increased $53.7 million, or 3.8%, to $1.5 billion at June 30, 2023 when compared to shareholders' equity of $1.4 billion at December 31, 2022. The increase primarily resulted from increases of $94.3 million in retained earnings, partially offset by a decrease in $5.1 million in accumulated other comprehensive income (loss), net and an increase of $39.8 million in treasury stock.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2023.
The increase in retained earnings resulted from net income of $101.3 million, partially offset by preferred stock dividends of $7.0 million for the six months ended June 30, 2023.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from an increase of $9.1 million in unrealized losses on AFS debt securities and income tax effect of $2.3 million during the six months ended June 30, 2023.
The increase in treasury stock resulted from repurchase of 1,379,883 shares of common stock for $39.8 million pursuant to the Share Repurchase Program during the six months ended June 30, 2023. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.
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
Customers recognized a benefit to provision for credit losses on unfunded lending-related commitments of $0.3 million and $24 thousand during the three and six months ended June 30, 2023, respectively, resulting in an ACL of $3.0 million as of June 30, 2023. Customers had an ACL on unfunded lending-related commitments of $3.0 million as of December 31, 2022.

Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of June 30, 2023. These obligations and commitments include the transfer of deposits serviced by BM Technologies under the deposit service agreement on the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. As of June 30, 2023 and December 31, 2022, Customers held $847.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2024. Customers expects that approximately $413 million of these serviced deposits held on June 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank by the earlier of BM Technologies' successful completion of the transfer of such deposits to a new sponsor bank or June 30, 2024. The remaining serviced deposits of approximately $434 million in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. Refer to "NOTE 8 – LEASES", "NOTE 9 – DEPOSITS" and "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB, including the BTFP to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of June 30, 2023, Customers' borrowing capacity with the FHLB was $3.5 billion, of which $2.1 billion was utilized in borrowings and $600.5 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2022, Customers' borrowing capacity with the FHLB was $3.2 billion, of which $800.0 million was utilized in borrowings and $175.6 million of available capacity was utilized to collateralize state and municipal deposits. As of June 30, 2023 and December 31, 2022, Customers' borrowing capacity with the FRB was $5.1 billion and $2.5 billion, respectively.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of June 30, 2023 and December 31, 2022, Customers Bank held $2.5 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of June 30, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $914.9 million and $23 thousand at June 30, 2023 and December 31, 2022, respectively.
The table below summarizes Customers' cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$107,005	$166,024	$(59,019)	(35.5)%
Net cash provided by (used in) investing activities	1,600,106	(1,100,067)	2,700,173	(245.5)%
Net cash provided by (used in) financing activities	992,307	661,189	331,118	50.1%
Net increase (decrease) in cash and cash equivalents	$2,699,418	$(272,854)	$2,972,272	(1,089.3)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $107.0 million for the six months ended June 30, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $313.7 million, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to third-party sponsored VIEs during the six months ended June 30, 2023, net income of $101.3 million, an increase in accrued interest payable and other liabilities of $38.5 million and net non-cash operating adjustments of $34.0 million, partially offset by originations and purchases of loans held for sale of $309.6 million and an increase in accrued interest receivable and other assets of $70.8 million. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs.
Cash provided by operating activities of $166.0 million for the six months ended June 30, 2022 resulted from net income of $135.4 million, a decrease in accrued interest receivable and other assets of $52.5 million and net non-cash operating adjustments of $7.8 million, partially offset by a decrease in accrued interest payable and other liabilities of $29.7 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities of $1.6 billion for the six months ended June 30, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage warehouse loans of $1.3 billion primarily from PPP loan forgiveness and guarantee payments by the SBA, proceeds from the sales of loans and leases of $397.1 million including the sales of capital call lines of credit held for investment, proceeds from net repayments of mortgage warehouse loans of $347.2 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $156.3 million and held to maturity of $94.3 million, and proceeds from surrenders of BOLI of $55.2 million, partially offset by purchases of loans of $600.7 million including loans purchased from the FDIC, purchases of investment securities held to maturity of $73.1 million, net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $52.0 million, and purchases of leased asset under lessor operating leases of $14.9 million.
Cash used in investing activities of $1.1 billion for the six months ended June 30, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.3 billion, purchases of investment securities available for sale of $900.8 million, purchases of loans of $231.0 million, and purchases of leased assets under lessor operating leases of $28.8 million, partially offset by proceeds from sales of investment securities available for sale of $555.0 million, proceeds from net repayments of mortgage warehouse loans of $402.8 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $349.3 million and proceeds from sales of loans and leases of $34.7 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $992.3 million for the six months ended June 30, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $2.6 billion, partially offset by repayments of long-term borrowed funds from the FHLB and FRB of $1.0 billion, a net decrease in short-term borrowed funds from the FHLB of $300.0 million, a net decrease in deposits of $208.7 million and purchases of treasury stock of $39.8 million.
Cash provided by financing activities of $661.2 million for the six months ended June 30, 2022 primarily resulted from a net increase in federal funds purchased of $695.0 million, proceeds from long-term borrowed funds from the FHLB of $500.0 million, and a net increase in deposits of $166.8 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $565.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes in June 2022, and purchases of treasury stock of $27.8 million.

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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2023 and December 31, 2022, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,510,392	10.312%	$659,119	4.500%	N/A	N/A	$1,025,296	7.000%
Customers Bank	$1,749,287	11.959%	$658,243	4.500%	$950,796	6.500%	$1,023,934	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,648,185	11.253%	$878,825	6.000%	N/A	N/A	$1,245,003	8.500%
Customers Bank	$1,749,287	11.959%	$877,658	6.000%	$1,170,210	8.000%	$1,243,348	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,928,747	13.168%	$1,171,767	8.000%	N/A	N/A	$1,537,944	10.500%
Customers Bank	$1,957,174	13.380%	$1,170,210	8.000%	$1,462,763	10.000%	$1,535,901	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,648,185	7.529%	$875,660	4.000%	N/A	N/A	$875,660	4.000%
Customers Bank	$1,749,287	8.000%	$874,612	4.000%	$1,093,266	5.000%	$874,612	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of June 30, 2023, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2024 and December 31, 2023, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2023 and December 31, 2022. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending June 30, 2024 and December 31, 2023, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2023	December 31, 2022
Up 3%	17.0%	0.4%
Up 2%	8.0%	0.4%
Up 1%	4.2%	0.3%
Down 1%	(5.0)%	(0.9)%
Down 2%	(10.5)%	(2.0)%
Down 3%	(15.9)%	(4.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at June 30, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at June 30, 2023 and December 31, 2022, resulting from shocks to interest rates.

	From Base
Rate Shocks	June 30, 2023	December 31, 2022
Up 3%	7.1%	(27.8)%
Up 2%	5.9%	(16.9)%
Up 1%	4.4%	(6.6)%
Down 1%	(10.1)%	0.0%
Down 2%	(23.1)%	(31.3)%
Down 3%	(38.9)%	(57.2)%

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
LIBOR Transition
Customers has variable rate loans, investment securities, fixed-to-floating rate senior and subordinated debt, preferred stocks and derivatives that reference LIBOR. Various regulatory bodies have encouraged banks to transition away from LIBOR as soon as practicable, generally cease entering new contracts that use LIBOR as a reference rate no later than December 31, 2021, and for new contracts to utilize a reference rate other than LIBOR or include robust language that includes a clearly defined alternative reference rate after LIBOR's discontinuation. All tenors of LIBOR have ceased on June 30, 2023. The 1-, 3- and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. Effective December 31, 2021, Customers has essentially discontinued entering into new LIBOR-based contracts. Customers established an enterprise-wide LIBOR transition program, which includes a LIBOR transition team with senior management level leadership. Progress on the LIBOR transition effort is monitored by executive management as well as the asset/liability committee and Customers' Board of Directors.
At June 30, 2023, Customers had LIBOR-based commercial loans and leases, commercial real estate loans and residential mortgages of $1.2 billion, which either matured on June 30, 2023 or have been amended to include appropriate alternative language to be effective after June 30, 2023. In addition, $110.0 million of fixed-to-floating rate borrowings and $137.8 million of preferred equity instruments reference LIBOR, which will be transitioned to SOFR. On July 26, 2023, Customers declared dividends per share of $0.6831 and $0.65895 on Series E and F Preferred Stock, respectively. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers will substitute three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 514 and 476 basis points to calculate the dividends to be declared in the future on Series E and F Preferred Stock, respectively. Customers' derivatives primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivatives with other counterparties that also choose to adhere to the Protocol. Customers adhered to the IBOR Protocol in November 2020 and remediated its interest rate swap transactions with its end-user customers, which will reference the fallback SOFR per the IBOR Protocol. With respect to Customers' cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant SOFR benchmark alternatives of the IBOR Supplement and IBOR Protocol. As loans mature and new originations occur a larger percentage of Customers' variable-rate loans are expected to reference SOFR. At June 30, 2023, the Company had approximately $4.6 billion of outstanding loan balances that reference SOFR. Customers' usage of interest rate swap agreements referenced to SOFR have and will increase after June 30, 2023. The discontinuation of LIBOR and uncertainty relating to the implementation of one or more alternative benchmark indexes to replace LIBOR could materially impact the Customers’ interest rate risk profile and its management thereof. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to Part I, Item 1A. "Risk Factors" included in Customers' 2022 Form 10-K.
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2023.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2023, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

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
Since March 2023, several financial services institutions have failed or required outside liquidity support. The impact of this situation has led to market volatility and risk of additional stress to other financial services institutions and the financial services industry generally, in part as a result of increased lack of confidence in the financial services sector. While the U.S. Department of Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions, such as establishing the Bank Term Funding Program, as an additional source of liquidity for banks, there is no guarantee that such actions will be successful in restoring customer confidence. As a result of these events, certain of our customers chose, and may choose in the future, to withdraw deposit amounts in favor of keeping deposits at larger financial institutions that may be perceived to be more stable, or seek to switch their existing deposits into other higher yielding alternatives, any of which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations.
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
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three and six months ended June 30, 2023 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	—	$—	—	1,877,392
February 1 - February 28, 2023	1,013,283	31.48	1,013,283	864,109
March 1 - March 31, 2023	366,600	20.57	366,600	497,509
April 1 - April 30, 2023	—	—	—	497,509
May 1 - May 31, 2023	—	—	—	497,509
June 1 - June 30, 2023	—	—	—	497,509
Total	1,379,883	$28.58	1,379,883	497,509
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 9, 2023	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 9, 2023	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)