Form 10-Q
period 2023-09-30
Customers Bancorp, Inc.
filed 2023-11-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On November 3, 2023, 31,413,946 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	86

Item 4.	Controls and Procedures	87

PART II

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	89

Item 6.	Exhibits	90

SIGNATURES		91

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
BTFP	Bank Term Funding Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board's Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program

PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SAB	SEC Staff Accounting Bulletin
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$68,288	$58,025
Interest earning deposits	3,351,686	397,781
Cash and cash equivalents	3,419,974	455,806
Investment securities, at fair value (includes allowance for credit losses of $3,849 and $578, respectively)	2,773,207	2,987,500
Investment securities held to maturity	1,178,370	840,259
Loans held for sale (includes $25,520 and $322, respectively, at fair value)	150,368	328,312
Loans receivable, mortgage warehouse, at fair value	962,566	1,323,312
Loans receivable, PPP	137,063	998,153
Loans and leases receivable	12,463,485	13,144,894
Allowance for credit losses on loans and leases	(139,213)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,423,901	15,335,435
FHLB, Federal Reserve Bank, and other restricted stock	126,098	74,196
Accrued interest receivable	123,984	123,374
Bank premises and equipment, net	7,789	9,025
Bank-owned life insurance	291,670	338,441
Goodwill and other intangibles	3,629	3,629
Other assets	358,162	400,135
Total assets	$21,857,152	$20,896,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,758,682	$1,885,045
Interest bearing	13,436,682	16,271,908
Total deposits	18,195,364	18,156,953
FHLB advances	1,529,839	800,000
Other borrowings	123,775	123,580
Subordinated debt	182,161	181,952
Accrued interest payable and other liabilities	264,406	230,666
Total liabilities	20,295,545	19,493,151
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,329,690 and 35,012,250 shares issued as of September 30, 2023 and December 31, 2022; 31,311,254 and 32,373,697 shares outstanding as of September 30, 2023 and December 31, 2022	35,330	35,012
Additional paid in capital	559,346	551,721
Retained earnings	1,101,359	924,134
Accumulated other comprehensive income (loss), net	(149,812)	(163,096)
Treasury stock, at cost (4,018,436 and 2,638,553 shares as of September 30, 2023 and December 31, 2022)	(122,410)	(82,604)
Total shareholders’ equity	1,561,607	1,402,961
Total liabilities and shareholders’ equity	$21,857,152	$20,896,112
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans and leases	$271,107	$200,438	$757,064	$526,478
Investment securities	54,243	30,546	149,585	76,283
Interest earning deposits	43,800	2,949	81,819	4,198
Loans held for sale	4,664	19	27,514	95
Other	2,526	1,964	5,463	8,672
Total interest income	376,340	235,916	1,021,445	615,726
Interest expense:
Deposits	145,825	65,380	426,130	101,873
FHLB advances	26,485	4,684	61,140	7,000
FRB advances	—	—	6,286	—
Subordinated debt	2,689	2,689	8,067	8,067
Other borrowings	1,568	4,131	4,879	10,203
Total interest expense	176,567	76,884	506,502	127,143
Net interest income	199,773	159,032	514,943	488,583
Provision (benefit) for credit losses	17,856	(7,994)	61,088	31,850
Net interest income after provision (benefit) for credit losses	181,917	167,026	453,855	456,733
Non-interest income:
Commercial lease income	8,901	7,097	27,144	19,584
Loan fees	6,029	3,008	14,290	8,171
Bank-owned life insurance	1,973	3,449	9,617	13,722
Mortgage warehouse transactional fees	1,018	1,545	3,468	5,443
Gain (loss) on sale of SBA and other loans	(348)	106	(1,109)	3,155
Loss on sale of capital call lines of credit	—	—	(5,037)	—
Loss on sale of consumer installment loans	—	(23,465)	—	(23,465)
Net gain (loss) on sale of investment securities	(429)	(2,135)	(429)	(6,227)
Other	631	1,378	3,949	4,544
Total non-interest income	17,775	(9,017)	51,893	24,927
Non-interest expense:
Salaries and employee benefits	33,845	31,230	99,310	83,171
Technology, communication and bank operations	15,667	19,588	48,663	66,394
Commercial lease depreciation	7,338	5,966	22,541	16,460
Professional services	8,569	6,269	25,357	20,640
Loan servicing	3,858	3,851	13,296	10,563
Occupancy	2,471	2,605	7,750	9,934
FDIC assessments, non-income taxes and regulatory fees	8,551	2,528	21,059	6,530
Advertising and promotion	650	762	2,245	1,430
Legal settlement expense	4,096	—	4,096	—
Other	4,421	3,399	14,579	11,088
Total non-interest expense	89,466	76,198	258,896	226,210
Income before income tax expense	110,226	81,811	246,852	255,450
Income tax expense	23,470	17,899	58,801	56,127
Net income	86,756	63,912	188,051	199,323
Preferred stock dividends	3,803	2,548	10,826	6,544
Net income available to common shareholders	$82,953	$61,364	$177,225	$192,779

Basic earnings per common share	$2.65	$1.89	$5.63	$5.89
Diluted earnings per common share	2.58	1.85	5.53	5.72
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$86,756	$63,912	$188,051	$199,323
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	23,666	(46,450)	14,535	(213,532)
Income tax effect	(6,011)	12,077	(3,692)	55,518
Reclassification adjustments for (gains) losses included in net income	(429)	4,227	(429)	9,281
Income tax effect	109	(1,099)	109	(2,413)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,379	—	3,700	—
Income tax effect	(350)	—	(939)	—
Net unrealized gains (losses) on available for sale debt securities	18,364	(31,245)	13,284	(151,146)
Other comprehensive income (loss), net of income tax effect	18,364	(31,245)	13,284	(151,146)
Comprehensive income (loss)	$105,120	$32,667	$201,335	$48,177
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2023	5,700,000	$137,794	31,282,318	$35,301	$555,737	$1,018,406	$(168,176)	$(122,410)	$1,456,652
Net income	—	—	—	—	—	86,756	—	—	86,756
Other comprehensive income (loss)	—	—	—	—	—	—	18,364	—	18,364
Preferred stock dividends (1)	—	—	—	—	—	(3,803)	—	—	(3,803)
Share-based compensation expense	—	—	—	—	3,510	—	—	—	3,510
Issuance of common stock under share-based compensation arrangements	—	—	28,936	29	99	—	—	—	128
Balance, September 30, 2023	5,700,000	$137,794	31,311,254	$35,330	$559,346	$1,101,359	$(149,812)	$(122,410)	$1,561,607

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2022	5,700,000	$137,794	32,449,486	$34,922	$545,670	$837,147	$(124,881)	$(77,262)	$1,353,390
Net income	—	—	—	—	—	63,912	—	—	63,912
Other comprehensive income (loss)	—	—	—	—	—	—	(31,245)	—	(31,245)
Preferred stock dividends (1)	—	—	—	—	—	(2,548)	—	—	(2,548)
Share-based compensation expense	—	—	—	—	3,336	—	—	—	3,336
Issuance of common stock under share-based compensation arrangements	—	—	26,016	26	60	—	—	—	86
Balance, September 30, 2022	5,700,000	$137,794	32,475,502	$34,948	$549,066	$898,511	$(156,126)	$(77,262)	$1,386,931
(1)Dividends per share of $0.6831 and $0.658950 were declared on Series E and F preferred stock, respectively, for the three months ended September 30, 2023. Dividends per share of $0.445233 and $0.421083 were declared on Series E and F preferred stock, respectively, for the three months ended September 30, 2022.

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	188,051	—	—	188,051
Other comprehensive income (loss)	—	—	—	—	—	—	13,284	—	13,284
Preferred stock dividends (1)	—	—	—	—	—	(10,826)	—	—	(10,826)
Share-based compensation expense	—	—	—	—	9,979	—	—	—	9,979
Issuance of common stock under share-based compensation arrangements	—	—	317,440	318	(2,354)	—	—	—	(2,036)
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, September 30, 2023	5,700,000	$137,794	31,311,254	$35,330	$559,346	$1,101,359	$(149,812)	$(122,410)	$1,561,607

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	199,323	—	—	199,323
Other comprehensive income (loss)	—	—	—	—	—	—	(151,146)	—	(151,146)
Preferred stock dividends (1)	—	—	—	—	—	(6,544)	—	—	(6,544)
Share-based compensation expense	—	—	—	—	10,657	—	—	—	10,657
Issuance of common stock under share-based compensation arrangements	—	—	226,380	226	(3,982)	—	—	—	(3,756)
Repurchase of common shares	—	—	(664,145)	—	—	—	—	(27,820)	(27,820)
Balance, September 30, 2022	5,700,000	$137,794	32,475,502	$34,948	$549,066	$898,511	$(156,126)	$(77,262)	$1,386,931
(1)Dividends per share of $1.941704 and $1.869779 were declared on Series E and F preferred stock, respectively, for the nine months ended September 30, 2023. Dividends per share of $1.160316 and $1.088391 were declared on Series E and F preferred stock, respectively, for the nine months ended September 30, 2022.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income from continuing operations	$188,051	$199,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	61,088	31,850
Depreciation and amortization	24,226	20,027
Share-based compensation expense	10,048	10,702
Deferred taxes	21,999	(436)
Net amortization (accretion) of investment securities premiums and discounts	(8,859)	2,139
Unrealized (gain) loss on investment securities	197	738
Net (gain) loss on sale of investment securities	429	6,227
Impairment loss on fixed assets and leases	124	1,362
Unrealized (gain) loss on derivatives	(344)	(2,348)
Settlement of terminated fair value hedge derivatives	4,630	—
(Gain) loss on sale of leased assets under lessor operating leases	439	350
(Gain) loss on sale of loans	869	(4,149)
Loss on sale of capital call lines of credit	5,037	—
Loss on sale of consumer installment loans	—	23,465
Origination and purchases of loans held for sale	(470,318)	(28,077)
Proceeds from the sales and repayments of loans held for sale	454,867	44,209
Amortization (accretion) of loan net deferred fees, discounts and premiums	(74,016)	(49,601)
Earnings on investment in bank-owned life insurance	(9,617)	(13,722)
(Increase) decrease in accrued interest receivable and other assets	917	16,883
Increase (decrease) in accrued interest payable and other liabilities	33,339	16,080
Net Cash Provided By (Used In) Operating Activities	243,106	275,022
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	228,503	408,046
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	175,896	13,631
Proceeds from sales of investment securities available for sale	4,075	681,633
Purchases of investment securities available for sale	—	(929,754)
Purchases of investment securities held to maturity	(73,074)	—
Origination of mortgage warehouse loans	(15,385,554)	(23,568,943)
Proceeds from repayments of mortgage warehouse loans	15,766,489	24,247,843
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	1,586,922	(1,639,900)
Proceeds from sales of loans and leases	409,503	136,920
Purchases of loans	(702,409)	(368,776)
Proceeds from bank-owned life insurance	56,645	11,807
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(51,667)	6,880
Purchases of bank premises and equipment	(521)	(587)
Proceeds from sale of fixed assets	73	—
Proceeds from sale of other real estate owned	33	—
Proceeds from sales of leased assets under lessor operating leases	2,515	2,889
Purchases of leased assets under lessor operating leases	(20,257)	(86,797)
Net Cash Provided By (Used In) Investing Activities	1,997,172	(1,085,108)

	(continued)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities
Net increase (decrease) in deposits	36,624	744,514
Net increase (decrease) in short-term borrowed funds from FHLB	(300,000)	(700,000)
Net increase (decrease) in federal funds purchased	—	290,000
Proceeds from long-term borrowed funds from FHLB and FRB	2,565,000	500,000
Repayments of long-term borrowed funds from FHLB and FRB	(1,525,000)	—
Repayments of other borrowings	—	(100,000)
Preferred stock dividends paid	(10,823)	(6,374)
Purchase of treasury stock	(39,806)	(27,820)
Payments of employee taxes withheld from share-based awards	(2,429)	(4,248)
Proceeds from issuance of common stock	324	447
Net Cash Provided By (Used In) Financing Activities	723,890	696,519
Net Increase (Decrease) in Cash and Cash Equivalents	2,964,168	(113,567)
Cash and Cash Equivalents – Beginning	455,806	518,032
Cash and Cash Equivalents – Ending	$3,419,974	$404,465
Non-cash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$—	$500,174
Purchases of investment securities held to maturity upon sale of consumer installment loans	436,841	400,001
Transfer of loans held for investment to held for sale	309,076	4,108
Transfer of loans held for sale to held for investment	14,377	—

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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando and Jacksonville, Florida; Wilmington and Charlotte, North Carolina; and nationally for certain loan and deposit products. The Bank has seven branches and provides commercial banking products, primarily loans and deposits. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices in Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Manhattan and Melville, New York; Philadelphia and Lancaster, Pennsylvania; Chicago, Illinois; Dallas, Texas; Wilmington and Charlotte, North Carolina; and other locations. The Bank also serves specialty niche businesses nationwide, including its commercial loans to mortgage companies, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2022 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers' Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the "2022 Form 10-K"). The 2022 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp's significant accounting policies noted above for the three and nine months ended September 30, 2023.
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
• Customers elected to apply optional expedients for certain contract modifications during the three and nine months ended September 30, 2023, which did not have a material impact on Customers' financial condition, results of operations and consolidated financial statements. Customers plans to elect additional optional expedients in the future, which are not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.

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

ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	• Provides an election to account for tax equity investments, regardless of the tax credit program, using the proportional amortization method provided that certain conditions are met.
	• Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for any interim period, as of the beginning of the fiscal year that includes that interim period.	• Customers will adopt this guidance on January 1, 2024. This guidance is not expected to have a material impact on Customers' financial condition, results of operations and consolidated financial statements.
NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Net income available to common shareholders	$82,953	$61,364	$177,225	$192,779

Weighted-average number of common shares outstanding – basic	31,290,581	32,455,814	31,452,700	32,706,652
Share-based compensation plans	884,503	770,793	583,759	1,000,212
Weighted-average number of common shares – diluted	32,175,084	33,226,607	32,036,459	33,706,864

Basic earnings per common share	$2.65	$1.89	$5.63	$5.89
Diluted earnings per common share	2.58	1.85	5.53	5.72
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive securities:
Share-based compensation awards	319,973	730,486	685,951	100,707

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and 2022. Amounts in parentheses indicate reductions to AOCI.

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended September 30,
(amounts in thousands)	2023	2022
Balance at July 1	$(168,176)	$(124,881)
Unrealized gains (losses) arising during period, before tax	23,666	(46,450)
Income tax effect	(6,011)	12,077
Other comprehensive income (loss) before reclassifications	17,655	(34,373)
Reclassification adjustments for (gains) losses included in net income, before tax	(429)	4,227
Income tax effect	109	(1,099)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(320)	3,128
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,379	—
Income tax effect	(350)	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,029	—
Net current-period other comprehensive income (loss)	18,364	(31,245)
Balance at September 30	$(149,812)	$(156,126)

	Unrealized Gains (Losses) Available for Sale Securities (1)
	Nine Months Ended September 30,
(amounts in thousands)	2023	2022
Balance at January 1	$(163,096)	$(4,980)
Unrealized gains (losses) arising during period, before tax	14,535	(213,532)
Income tax effect	(3,692)	55,518
Other comprehensive income (loss) before reclassifications	10,843	(158,014)
Reclassification adjustments for (gains) losses included in net income, before tax	(429)	9,281
Income tax effect	109	(2,413)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(320)	6,868
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	3,700	—
Income tax effect	(939)	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,761	—
Net current-period other comprehensive income (loss)	13,284	(151,146)
Balance at September 30	$(149,812)	$(156,126)

(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$111,915	$(1,755)	$4	$(5,448)	$104,716
Agency-guaranteed residential collateralized mortgage obligations	133,425	—	—	(14,956)	118,469
Collateralized loan obligations	826,764	—	817	(11,725)	815,856
Commercial mortgage-backed securities	136,111	—	—	(4,923)	131,188
Corporate notes	638,230	(2,094)	86	(57,325)	578,897
Private label collateralized mortgage obligations	1,064,789	—	687	(67,874)	997,602
Available for sale debt securities	$2,911,234	$(3,849)	$1,594	$(162,251)	2,746,728
Equity securities (2)					26,479
Total investment securities, at fair value					$2,773,207

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$169,170	$(578)	$—	$(8,050)	$160,542
Agency-guaranteed residential collateralized mortgage obligations	147,481	—	—	(13,617)	133,864
Collateralized loan obligations	896,992	—	88	(24,342)	872,738
Commercial mortgage-backed securities	142,222	—	1	(5,866)	136,357
Corporate notes	657,086	—	45	(61,878)	595,253
Private label collateralized mortgage obligations	1,125,583	—	308	(63,630)	1,062,261
Available for sale debt securities	$3,138,534	$(578)	$442	$(177,383)	2,961,015
Equity securities (2)					26,485
Total investment securities, at fair value					$2,987,500
(1)Accrued interest on AFS debt securities totaled $19.7 million and $16.7 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at September 30, 2023 and December 31, 2022. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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

Proceeds from the sale of AFS debt securities were $4.1 million for the three and nine months ended September 30, 2023. Proceeds from the sale of AFS debt securities were $126.6 million and $681.6 million for the three and nine months ended September 30, 2022, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$2,563
Gross realized losses	(429)	(2,135)	(429)	(8,790)
Net realized gains (losses) on sale of available for sale debt securities	$(429)	$(2,135)	$(429)	$(6,227)
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,500	$7,444
Due after one year through five years	532,269	488,929
Due after five years through ten years	98,461	82,524
Asset-backed securities	111,915	104,716
Agency-guaranteed residential collateralized mortgage obligations	133,425	118,469
Collateralized loan obligations	826,764	815,856
Commercial mortgage-backed securities	136,111	131,188
Private label collateralized mortgage obligations	1,064,789	997,602
Total available for sale debt securities	$2,911,234	$2,746,728
Gross unrealized losses and fair value of Customers' AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$42,932	$(2,547)	$42,932	$(2,547)
Agency-guaranteed residential collateralized mortgage obligations	—	—	133,425	(14,956)	133,425	(14,956)
Collateralized loan obligations	46,333	(1,472)	614,978	(10,253)	661,311	(11,725)
Commercial mortgage-backed securities	—	—	134,866	(4,923)	134,866	(4,923)
Corporate notes	84,827	(3,106)	469,187	(45,202)	554,014	(48,308)
Private label collateralized mortgage obligations	154,078	(10,605)	674,943	(57,269)	829,021	(67,874)
Total	$285,238	$(15,183)	$2,070,331	$(135,150)	$2,355,569	$(150,333)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$160,542	$(8,050)	$—	$—	$160,542	$(8,050)
Agency-guaranteed residential collateralized mortgage obligations	133,864	(13,617)	—	—	133,864	(13,617)
Collateralized loan obligations	386,701	(13,516)	315,270	(10,826)	701,971	(24,342)
Commercial mortgage-backed securities	39,828	(1,410)	93,005	(4,456)	132,833	(5,866)
Corporate notes	386,464	(36,119)	178,955	(25,759)	565,419	(61,878)
Private label collateralized mortgage obligations	478,096	(29,364)	314,332	(34,266)	792,428	(63,630)
Total	$1,585,495	$(102,076)	$901,562	$(75,307)	$2,487,057	$(177,383)
At September 30, 2023, there were 25 AFS debt securities with unrealized losses in the less-than-twelve-months category and 155 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for four asset-backed securities and twelve corporate notes where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 180 securities, and it is not more likely than not that Customers will be required to sell any of the 180 securities before recovery of the amortized cost basis. At December 31, 2022, there were 156 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on four asset-backed securities and twelve corporate notes where there was a deterioration in future estimated cash flows during the three and nine months ended September 30, 2023 and on four asset-backed securities during the three and nine months ended September 30, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended September 30,
	2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at July 1	$1,563	$1,876	$3,439	$411	$—	$411
Credit losses on securities for which credit losses were not previously recorded	—	564	564	—	—	—
Credit losses on previously impaired securities	442	69	511	—	—	—
Decrease in allowance for credit losses on previously impaired securities	(250)	(24)	(274)	(158)	—	(158)
Reduction due to sales	—	(391)	(391)	—	—	—
Balance at September 30	$1,755	$2,094	$3,849	$253	$—	$253

	Nine Months Ended September 30,
	2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$578	$—	$578	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	2,485	2,485	253	—	253
Credit losses on previously impaired securities	1,488	—	1,488	—	—	—
Decrease in allowance for credit losses on previously impaired securities	(311)	—	(311)	—	—	—
Reduction due to sales	—	(391)	(391)	—	—	—
Balance at September 30	$1,755	$2,094	$3,849	$253	$—	$253
At September 30, 2023 and December 31, 2022, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders' equity.
At September 30, 2023, Customers Bank had pledged AFS investment securities aggregating $1.5 billion in fair value as collateral for immediately available liquidity from the FRB, including the BTFP. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$645,362	$—	$645,362	$—	$(5,174)	$640,188
Agency-guaranteed residential mortgage-backed securities	7,077	—	7,077	—	(1,027)	6,050
Agency-guaranteed commercial mortgage-backed securities	1,870	—	1,870	—	(139)	1,731
Agency-guaranteed residential collateralized mortgage obligations	191,469	—	191,469	—	(23,331)	168,138
Agency-guaranteed commercial collateralized mortgage obligations	147,414	—	147,414	—	(15,848)	131,566
Private label collateralized mortgage obligations	185,178	—	185,178	—	(17,275)	167,903
Total held to maturity debt securities	$1,178,370	$—	$1,178,370	$—	$(62,794)	$1,115,576

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$361,107	$—	$361,107	$—	$(4,974)	$356,133
Agency-guaranteed residential mortgage-backed securities	7,189	—	7,189	—	(563)	6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	—	1,928	—	(104)	1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	—	204,495	—	(18,376)	186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	—	151,711	—	(9,435)	142,276
Private label collateralized mortgage obligations	113,829	—	113,829	—	(12,994)	100,835
Total held to maturity debt securities	$840,259	$—	$840,259	$—	$(46,446)	$793,813
(1)Accrued interest on HTM debt securities totaled $2.7 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
On June 30, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in gain (loss) on sale of SBA and other loans within non-interest income included in the consolidated statement of income for the nine months ended September 30, 2023. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers will act as the servicer for the sold consumer installment loans to one of the VIEs, and will receive a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of September 30, 2023, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers' interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
After concluding that Customers has one or more variable interests in the VIEs, Customers must determine if it is the primary beneficiary of the VIEs. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIEs. Based on a review of the VIEs' activities, Customers concluded the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIEs. This conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIEs, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreement between Customers and the VIE for a portion of the sold consumer loans provide that the VIE has substantive kick out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIEs' substantive kick-out rights. As discussed above, Customers is not the servicer for the sold consumer loans to one of the VIEs and therefore does not have the power to direct the activities that most significantly impact the economic performance of this VIE. As the activities which most significantly affect the performance of the VIEs are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIEs. Customers accounted for its investments in the asset-backed securities as HTM debt securities on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	September 30, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$645,362	$640,188
Agency-guaranteed residential mortgage-backed securities	7,077	6,050
Agency-guaranteed commercial mortgage-backed securities	1,870	1,731
Agency-guaranteed residential collateralized mortgage obligations	191,469	168,138
Agency-guaranteed commercial collateralized mortgage obligations	147,414	131,566
Private label collateralized mortgage obligations	185,178	167,903
Total held to maturity debt securities	$1,178,370	$1,115,576
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at September 30, 2023 and December 31, 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization, and therefore, are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at September 30, 2023 and December 31, 2022. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities' fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody's Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at September 30, 2023 and December 31, 2022. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	September 30, 2023
(amounts in thousands)	AAA	AA	A	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$645,362	$645,362
Agency-guaranteed residential mortgage-backed securities	—	—	—	7,077	7,077
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1,870	1,870
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	191,469	191,469
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	147,414	147,414
Private label collateralized mortgage obligations	67,528	18,234	25,920	73,496	185,178
Total held to maturity debt securities	$67,528	$18,234	$25,920	$1,066,688	$1,178,370
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At September 30, 2023 and December 31, 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.

At September 30, 2023 and December 31, 2022, Customers Bank had pledged HTM investment securities aggregating $402.6 million and $16.7 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB, including the BTFP and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	September 30, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,005	322
Personal installment loans, at lower of cost or fair value	124,848	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Other installment loans, at fair value	24,515	—
Total consumer loans held for sale	150,368	324,233
Loans held for sale	$150,368	$328,312
Total loans held for sale included NPLs of $0.2 million and $6.2 million as of September 30, 2023 and December 31, 2022, respectively.
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

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2023 and December 31, 2022.

(amounts in thousands)	September 30, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$962,566	$1,323,312
Loans receivable, PPP	137,063	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,422,161	5,412,887
Other commercial and industrial	1,195,347	1,259,943
Multifamily	2,130,213	2,213,019
Commercial real estate owner occupied	794,815	885,339
Commercial real estate non-owner occupied	1,178,203	1,290,730
Construction	252,588	162,009
Total commercial loans and leases receivable	10,973,327	11,223,927
Consumer:
Residential real estate	483,133	497,952
Manufactured housing	40,129	45,076
Installment:
Personal	629,843	964,641
Other	337,053	413,298
Total consumer loans receivable	1,490,158	1,920,967
Loans and leases receivable	12,463,485	13,144,894
Allowance for credit losses on loans and leases	(139,213)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,423,901	$15,335,435
(1)Includes direct finance equipment leases of $193.8 million and $157.4 million at September 30, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(35.8) million and $(21.5) million at September 30, 2023 and December 31, 2022, respectively.
Customers' total loans and leases receivable includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $96.8 million and $105.5 million at September 30, 2023 and December 31, 2022, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2023 and December 31, 2022, there were $18.4 million and $11.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

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
At September 30, 2023 and December 31, 2022, all of Customers' commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $137.1 million and $998.2 million of PPP loans outstanding as of September 30, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $0.6 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. Customers recognized interest income, including net origination fees, of $14.7 million and $72.1 million for the three and nine months ended September 30, 2022, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA's eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures. PPP loans that are subsequently determined to be ineligible for SBA forgiveness and guarantee are included as part of the commercial and industrial loan portfolio.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$2,070	$1,273	$5,290	$8,633	$6,608,875	$6,617,508
Multifamily	—	—	—	—	2,130,213	2,130,213
Commercial real estate owner occupied	50	3,234	7,392	10,676	784,139	794,815
Commercial real estate non-owner occupied	—	—	—	—	1,178,203	1,178,203
Construction	—	—	—	—	252,588	252,588
Residential real estate	3,773	2,898	3,831	10,502	472,631	483,133
Manufactured housing	673	367	3,207	4,247	35,882	40,129
Installment	9,728	7,444	7,299	24,471	942,425	966,896
Total	$16,294	$15,216	$27,019	$58,529	$12,404,956	$12,463,485

	December 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$3,123	$717	$1,415	$5,255	$6,667,575	$6,672,830
Multifamily	10,684	5,217	1,143	17,044	2,195,975	2,213,019
Commercial real estate owner occupied	5,173	—	2,704	7,877	877,462	885,339
Commercial real estate non-owner occupied	2,136	—	11	2,147	1,288,583	1,290,730
Construction	—	—	—	—	162,009	162,009
Residential real estate	5,208	1,157	3,158	9,523	488,429	497,952
Manufactured housing	901	537	3,346	4,784	40,292	45,076
Installment	11,246	7,942	9,527	28,715	1,349,224	1,377,939
Total	$38,471	$15,570	$21,304	$75,345	$13,069,549	$13,144,894
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.6 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $137.1 million, of which $1.3 million were 30-59 days past due and $106.9 million were 60 days or more past due as of September 30, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $195.8 million and $8.3 million at September 30, 2023 and December 31, 2022, respectively. On June 15, 2023, Customers acquired $631.0 million of Venture Banking loan portfolio (included within Specialty Lending above) from the FDIC, which included $228.7 million of PCD loans.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	September 30, 2023 (1)			December 31, 2022 (1)
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$3,297	$2,470	$5,767	$1,731	$30	$1,761
Multifamily	—	—	—	1,143	—	1,143
Commercial real estate owner occupied	7,442	—	7,442	2,768	—	2,768
Residential real estate	6,441	118	6,559	6,922	—	6,922
Manufactured housing	—	2,582	2,582	—	2,410	2,410
Installment	—	7,299	7,299	—	9,527	9,527
Total	$17,180	$12,469	$29,649	$12,564	$11,967	$24,531
(1) Presented at amortized cost basis.
Interest income recognized on nonaccrual loans was insignificant for the three and nine months ended September 30, 2023 and 2022. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three and nine months ended September 30, 2023 and 2022.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and nine months ended September 30, 2023 and 2022 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2023
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Charge-offs	(9,008)	(1,999)	(39)	—	—	(42)	—	(18,932)	(30,020)
Recoveries	6,034	—	—	—	—	29	—	6,459	12,522
Provision (benefit) for credit losses on loans and leases	(1,132)	2,469	187	2,324	491	(31)	(258)	13,005	17,055
Ending Balance, September 30, 2023	$24,986	$15,870	$10,363	$15,819	$3,130	$6,802	$4,080	$58,163	$139,213
Nine Months Ended September 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(9,600)	(3,447)	(39)	(4,527)	—	(69)	—	(52,031)	(69,713)
Recoveries	6,439	—	34	27	116	34	—	11,350	18,000
Provision (benefit) for credit losses on loans and leases	7,989	4,776	3,914	9,100	1,101	743	(350)	30,153	57,426
Ending Balance, September 30, 2023	$24,986	$15,870	$10,363	$15,819	$3,130	$6,802	$4,080	$58,163	$139,213

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2022
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Charge-offs	(2,657)	—	—	(4,862)	—	—	—	(13,965)	(21,484)
Recoveries	76	—	—	31	10	13	—	2,857	2,987
Provision (benefit) for credit losses on loans and leases	6,631	4,479	1,475	7,283	425	(138)	402	(28,393)	(7,836)
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197
Nine Months Ended September 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(3,235)	(1,990)	—	(5,025)	—	(4)	—	(35,681)	(45,935)
Recoveries	1,129	337	49	43	226	58	—	4,889	6,731
Provision (benefit) for credit losses on loans and leases	4,535	11,420	2,958	10,104	696	3,016	204	(1,336)	31,597
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197

(1)    Includes Specialty Lending.
(2)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.

At September 30, 2023, the ACL on loans and leases was $139.2 million, an increase of $8.3 million from the December 31, 2022 balance of $130.9 million. The increase in ACL for the three months ended September 30, 2023 was primarily attributable to the recognition of increased uncertainties in macroeconomic forecasts, partially offset by a decrease in loan balances held for investment. The increase in ACL for the nine months ended September 30, 2023 was primarily attributable to additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in loan balances held for investment.
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
When borrowers are experiencing financial difficulty, Customers may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. To be classified as a modification made to a borrower experiencing financial difficulty, the modification must be in the form of an interest rate reduction, principal forgiveness, or an other-than-insignificant payment delay (payment deferral), term extension, or combinations thereof.
Customers will generally try other forms of relief before principal forgiveness. Any contractual reduction in the amount of principal due without receiving payment or assets is considered forgiveness. For the purpose of this disclosure, Customers considers any contractual change in interest rate that results in a reduction in interest rate relative to the current stated interest rate as an interest rate reduction. Generally, Customers considers any delay in payment of greater than 90 days in the last 12 months to be significant. Term extensions extend the original contractual maturity of the loan. For the purpose of this disclosure, modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Manufactured housing	$—	$—	$—	$99	$99	0.25%
Personal installment	3,863	210	28	—	4,101	0.42%
Total	$3,863	$210	$28	$99	$4,200

	Nine Months Ended September 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial real estate owner occupied	$169	$—	$—	$—	$169	0.02%
Manufactured housing	6	—	—	113	119	0.30%
Personal installment	10,910	442	222	—	11,574	1.20%
Total	$11,085	$442	$222	$113	$11,862
As of September 30, 2023, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and nine months ended September 30, 2023.

The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Manufactured housing	4.4%	31	0	$—
Personal installment	—	6	6	20

	Nine Months Ended September 30, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial real estate owner occupied	—%	4	0	$—
Manufactured housing	4.3	30	0	—
Personal installment	—	6	6	183
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

	September 30, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial real estate owner occupied	$—	$—	$169	$—	$169
Manufactured housing	—	—	—	119	119
Personal installment	837	565	354	9,820	11,576
Total	$837	$565	$523	$9,939	$11,864
As of September 30, 2023, the loans that were made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 that subsequently defaulted were not material. Customers' ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Troubled Debt Restructuring
At December 31, 2022, there were $16.8 million in loans reported as TDRs. The following table presents loans modified by type of concession for the three and nine months ended September 30, 2022. There were no modifications that involved forgiveness of debt for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	—	$—	14	$470
Other (1)	71	739	170	1,933
Total	71	$739	184	$2,403
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

	September 30, 2022
(dollars in thousands)	Number of loans	Recorded investment
Manufactured housing	1	$46
Residential real estate	1	119
Installment	34	420
Total loans	36	$585
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of September 30, 2023 and December 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$1,031,612	$2,268,670	$522,684	$174,974	$168,998	$85,084	$1,984,328	$204,135	$6,440,485
Special mention	19,000	3,379	18,923	1,986	—	272	3,088	4,558	51,206
Substandard	—	18,462	25,388	27,196	5,854	44,809	4,108	—	125,817
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,050,612	$2,290,511	$566,995	$204,156	$174,852	$130,165	$1,991,524	$208,693	$6,617,508

Commercial and industrial loans and leases charge-offs:
Three Months Ended September 30, 2023 (1)(2)	$138	$143	$—	$8,528	$—	$199	$—	$—	$9,008
Nine Months Ended September 30, 2023 (1)(2)	138	365	23	8,554	24	496	—	—	9,600

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Multifamily loans:
Pass	$778	$1,242,054	$359,025	$128,185	$21,610	$260,432	$—	$—	$2,012,084
Special mention	—	—	—	—	—	74,509	—	—	74,509
Substandard	—	—	1,480	—	—	42,140	—	—	43,620
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$778	$1,242,054	$360,505	$128,185	$21,610	$377,081	$—	$—	$2,130,213

Multifamily loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$1,999	$—	$—	$1,999
Nine Months Ended September 30, 2023	—	—	—	—	—	3,447	—	—	3,447

Commercial real estate owner occupied loans:
Pass	$25,225	$257,777	$181,397	$88,803	$82,090	$126,363	$—	$—	$761,655
Special mention	—	—	15,477	—	—	523	—	—	16,000
Substandard	—	—	—	—	347	16,813	—	—	17,160
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate owner occupied loans	$25,225	$257,777	$196,874	$88,803	$82,437	$143,699	$—	$—	$794,815

Commercial real estate owner occupied loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$39	$—	$—	$39
Nine Months Ended September 30, 2023	—	—	—	—	—	39	—	—	39

Commercial real estate non-owner occupied loans:
Pass	$3,710	$322,767	$116,015	$151,875	$71,562	$371,130	$—	$—	$1,037,059
Special mention	—	—	—	20,832	17,433	9,209	—	—	47,474
Substandard	—	10,910	—	—	10,679	72,081	—	—	93,670
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$3,710	$333,677	$116,015	$172,707	$99,674	$452,420	$—	$—	$1,178,203

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2023	—	—	—	—	—	4,527	—	—	4,527

Construction loans:
Pass	$20,906	$151,144	$23,573	$1,788	$29,298	$14,162	$—	$11,577	$252,448
Special mention	140	—	—	—	—	—	—	—	140
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$21,046	$151,144	$23,573	$1,788	$29,298	$14,162	$—	$11,577	$252,588

Construction loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2023	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$1,101,371	$4,275,163	$1,263,962	$595,639	$407,871	$1,117,527	$1,991,524	$220,270	$10,973,327

Total commercial loans and leases receivable charge-offs:
Three Months Ended September 30, 2023	$138	$143	$—	$8,528	$—	$2,237	$—	$—	$11,046
Nine Months Ended September 30, 2023	138	365	23	8,554	24	8,509	—	—	17,613

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Residential real estate loans:
Performing	$12,592	$175,897	$134,100	$6,519	$15,769	$72,798	$59,589	$—	$477,264
Non-performing	—	352	819	231	424	3,856	187	—	5,869
Total residential real estate loans	$12,592	$176,249	$134,919	$6,750	$16,193	$76,654	$59,776	$—	$483,133

Residential real estate loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$42	$—	$—	$42
Nine Months Ended September 30, 2023	—	—	—	—	—	69	—	—	69

Manufactured housing loans:
Performing	$—	$—	$—	$—	$195	$37,013	$—	$—	$37,208
Non-performing	—	—	—	—	—	2,921	—	—	2,921
Total manufactured housing loans	$—	$—	$—	$—	$195	$39,934	$—	$—	$40,129

Manufactured housing loans charge-offs:
Three Months Ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2023	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$165,527	$398,708	$212,516	$67,474	$55,564	$5,000	$54,232	$—	$959,021
Non-performing	1,038	3,565	2,135	352	593	77	115	—	7,875
Total installment loans	$166,565	$402,273	$214,651	$67,826	$56,157	$5,077	$54,347	$—	$966,896

Installment loans charge-offs:
Three Months Ended September 30, 2023	$1,987	$7,222	$5,728	$1,574	$2,078	$343	$—	$—	$18,932
Nine Months Ended September 30, 2023	5,475	17,041	18,219	4,667	5,544	1,085	—	—	52,031

Total consumer loans	$179,157	$578,522	$349,570	$74,576	$72,545	$121,665	$114,123	$—	$1,490,158

Total consumer loans charge-offs:
Three Months Ended September 30, 2023	$1,987	$7,222	$5,728	$1,574	$2,078	$385	$—	$—	$18,974
Nine Months Ended September 30, 2023	5,475	17,041	18,219	4,667	5,544	1,154	—	—	52,100

Loans and leases receivable	$1,280,528	$4,853,685	$1,613,532	$670,215	$480,416	$1,239,192	$2,105,647	$220,270	$12,463,485

Loans and leases receivable charge-offs:
Three Months Ended September 30, 2023	$2,125	$7,365	$5,728	$10,102	$2,078	$2,622	$—	$—	$30,020
Nine Months Ended September 30, 2023	$5,613	$17,406	$18,242	$13,221	$5,568	$9,663	$—	$—	$69,713
(1)    Excludes $6.2 million of charge-offs for certain PCD loans against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023. These PCD loans were originated in years 2016 to 2022.
(2) Includes $7.0 million of charge-offs for commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$3,206,250	$682,132	$242,516	$198,866	$56,572	$83,417	$2,066,349	$—	$6,536,102
Special mention	11,134	6,023	27,780	—	1,501	172	2,599	—	49,209
Substandard	—	22,917	967	8,431	6,713	39,554	8,937	—	87,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$3,217,384	$711,072	$271,263	$207,297	$64,786	$123,143	$2,077,885	$—	$6,672,830
Multifamily loans:
Pass	$1,260,544	$364,047	$130,656	$22,167	$112,212	$203,215	$—	$—	$2,092,841
Special mention	—	—	—	—	4,959	50,858	—	—	55,817
Substandard	—	1,500	—	—	—	62,861	—	—	64,361
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$1,260,544	$365,547	$130,656	$22,167	$117,171	$316,934	$—	$—	$2,213,019
Commercial real estate owner occupied loans:
Pass	$293,096	$220,515	$105,925	$90,752	$34,196	$121,616	$—	$—	$866,100
Special mention	—	—	—	—	134	1,841	—	—	1,975
Substandard	—	—	—	134	10,569	6,561	—	—	17,264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$293,096	$220,515	$105,925	$90,886	$44,899	$130,018	$—	$—	$885,339
Commercial real estate non-owner occupied loans:
Pass	$339,044	$119,304	$156,281	$73,827	$62,237	$386,235	$—	$—	$1,136,928
Special mention	—	—	21,211	—	—	10,617	—	—	31,828
Substandard	10,910	—	—	28,656	8,198	74,210	—	—	121,974
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$349,954	$119,304	$177,492	$102,483	$70,435	$471,062	$—	$—	$1,290,730
Construction loans:
Pass	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Total commercial loans and leases receivable	$5,193,155	$1,452,552	$694,873	$451,477	$301,987	$1,050,269	$2,079,614	$—	$11,223,927
Residential real estate loans:
Performing	$162,217	$148,217	$7,224	$17,128	$10,739	$77,762	$67,782	$—	$491,069
Non-performing	271	366	238	441	1,425	3,357	785	—	6,883
Total residential real estate loans	$162,488	$148,583	$7,462	$17,569	$12,164	$81,119	$68,567	$—	$497,952
Manufactured housing loans:
Performing	$—	$—	$—	$213	$103	$41,918	$—	$—	42,234
Non-performing	—	—	—	—	—	2,842	—	—	2,842
Total manufactured housing loans	$—	$—	$—	$213	$103	$44,760	$—	$—	$45,076
Installment loans:
Performing	$785,699	$305,729	$100,173	$100,570	$8,430	$782	$64,690	$—	$1,366,073
Non-performing	5,164	4,356	1,023	1,111	61	59	92	—	11,866
Total installment loans	$790,863	$310,085	$101,196	$101,681	$8,491	$841	$64,782	$—	$1,377,939
Total consumer loans	$953,351	$458,668	$108,658	$119,463	$20,758	$126,720	$133,349	$—	$1,920,967
Loans and leases receivable	$6,146,506	$1,911,220	$803,531	$570,940	$322,745	$1,176,989	$2,212,963	$—	$13,144,894

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Purchases (1)
Specialty lending	$—	$—	$631,252	$—
Other commercial and industrial	4,977	—	15,285	—
Commercial real estate owner occupied	—	—	2,867	—
Residential real estate	—	15,067	4,238	170,022
Personal installment (2)	—	47,778	—	123,785
Other installment (2)	96,758	74,969	96,758	74,969
Total	$101,735	$137,814	$750,400	$368,776
Sales (3)
Specialty lending (4)	$—	$2,200	$287,185	$2,200
Other commercial and industrial (5)	6,725	—	54,083	22,880
Multifamily	—	—	—	2,879
Commercial real estate owner occupied (5)	5,671	—	24,522	8,960
Commercial real estate non-owner occupied	—	—	16,000	—
Personal installment (6)	—	500,001	—	500,001
Other installment	—	—	154,042	—
Total	$12,396	$502,201	$535,832	$536,920
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 100.0% and 99.9% of the loans' unpaid principal balance for the three months ended September 30, 2023 and 2022, respectively. The purchase price was 87.7% and 98.7% of the loans' unpaid principal balance for the nine months ended September 30, 2023 and 2022, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2023 and 2022, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.1 million, respectively, included in the gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the nine months ended September 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.2 million and $3.2 million, respectively.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the nine months ended September 30, 2023.
(5)Primarily sales of SBA loans.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statements of income for the three and nine months ended September 30, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash.
Loans Pledged as Collateral
Customers has pledged eligible real estate, commercial and industrial, mortgage warehouse, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $8.5 billion and $7.1 billion at September 30, 2023 and December 31, 2022, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between three months and ten years. These operating leases comprise substantially all of Customers' obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers' sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers' operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.

As most of Customers' operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2023	December 31, 2022
ASSETS
Operating lease ROU assets	Other assets	$16,755	$16,133
LIABILITIES
Operating lease liabilities	Other liabilities	$19,222	$19,046
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2023	2022	2023	2022
Operating lease cost (1)	Occupancy expenses	$1,260	$1,137	$3,775	$3,352
(1) There were no variable lease costs for the three and nine months ended September 30, 2023 and 2022, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2023:

(amounts in thousands)	September 30, 2023
2023	$1,334
2024	4,786
2025	3,745
2026	2,977
2027	2,469
Thereafter	5,625
Total minimum payments	20,936
Less: interest	1,714
Present value of lease liabilities	$19,222
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.3 million and $4.4 million for the three and nine months ended September 30, 2023, respectively. Cash paid pursuant to the operating lease liabilities was $1.2 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers' operating leases at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	5.7 years	5.1 years

Weighted average discount rate
Operating leases	3.24%	2.85%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2023 and December 31, 2022:

(amounts in thousands)	Classification	September 30, 2023	December 31, 2022
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$175,931	$140,182
Guaranteed residual assets	Loans and leases receivable	14,211	12,370
Unguaranteed residual assets	Loans and leases receivable	9,551	7,555
Deferred initial direct costs	Loans and leases receivable	977	667
Unearned income	Loans and leases receivable	(6,840)	(3,404)
Net investment in direct financing leases		$193,830	$157,370

Operating leases
Investment in operating leases	Other assets	$264,595	$248,454
Accumulated depreciation	Other assets	(72,512)	(52,585)
Deferred initial direct costs	Other assets	1,270	1,461
Net investment in operating leases		193,353	197,330
Total lease assets		$387,183	$354,700
Maturities of operating and direct financing lease receivables were as follows at September 30, 2023:

(amounts in thousands)	Operating leases	Direct financing leases
2023	$9,705	$11,562
2024	38,612	46,214
2025	34,976	36,992
2026	39,906	29,175
2027	29,824	24,254
Thereafter	69,025	28,840
Total minimum payments	$222,048	177,037
Less: interest		1,106
Present value of lease receivables		$175,931

NOTE 9 – DEPOSITS
The components of deposits at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
(amounts in thousands)
Demand, non-interest bearing	$4,758,682	$1,885,045
Demand, interest bearing	5,824,410	8,476,027
Savings, including money market deposit accounts	3,617,946	3,546,015
Time	3,994,326	4,249,866
Total deposits	$18,195,364	$18,156,953
The scheduled maturities for time deposits at September 30, 2023 were as follows:

(amounts in thousands)	September 30, 2023
2023	$864,722
2024	2,457,137
2025	165,024
2026	360,201
2027	59,783
Thereafter	87,459
Total time deposits	$3,994,326
Time deposits greater than the FDIC limit of $250,000 totaled $160.4 million and $85.5 million at September 30, 2023 and December 31, 2022, respectively.
Demand deposit overdrafts reclassified as loans were $4.1 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the Bank had $591.3 million in state and municipal deposits to which it had pledged $599.4 million of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000
The following is a summary of additional information relating to Customers' short-term debt:

(dollars in thousands)	September 30, 2023 (1)	December 31, 2022 (2)
FRB advances (3)
Maximum outstanding at any month end	$—	$—
Average balance during the period	160,571	—
Weighted-average interest rate during the period	5.23%	—%
FHLB advances
Maximum outstanding at any month end	—	775,000
Average balance during the period	116,862	144,918
Weighted-average interest rate during the period	5.16%	1.07%
Federal funds purchased
Maximum outstanding at any month end	—	895,000
Average balance during the period	5,055	349,581
Weighted-average interest rate during the period	4.97%	1.66%
(1)    For the nine months ended September 30, 2023.
(2)    For the year ended December 31, 2022.
(3)    Includes advances under the BTFP. The BTFP offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
At September 30, 2023 and December 31, 2022, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,529,839	4.43%	$500,000	3.37%
Total long-term FHLB and FRB advances	$1,529,839		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $590.0 million with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at September 30, 2023.
(2)    Includes $10.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2023. Refer to NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.

Maturities of long-term FHLB advances were as follows at September 30, 2023:

	September 30, 2023
(dollars in thousands)	Amount (1)	Rate
2024	250,000	3.44%
2025	200,000	4.45%
2026	540,000	5.54%
2027	450,000	3.70%
Thereafter	100,000	4.19%
Total long-term FHLB advances	$1,540,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $590.0 million with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.

The maximum borrowing capacity with the FHLB and FRB at September 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	September 30, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,393,013	$3,241,120
Total maximum borrowing capacity with the FRB (1)	5,013,377	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	10,050,340	7,142,865
(1)    Includes $484.9 million of borrowing capacity available under the BTFP at September 30, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2023 and December 31, 2022 were as follows:

		September 30, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,893	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,882	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,775	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,721	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,440	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,161	$181,952
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

NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. Customers Bancorp purchased no shares and 1,379,883 shares of its common stock for $39.8 million under the Share Repurchase Program during the three and nine months ended September 30, 2023, respectively. Customers Bancorp purchased no shares and 664,145 shares of its common stock for $27.8 million under the Share Repurchase Program during the three and nine months ended September 30, 2022, respectively. On September 27, 2023, the Share Repurchase Program expired.
Preferred Stock
As of September 30, 2023 and December 31, 2022, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers' issuances of preferred stock that remain outstanding at September 30, 2023 and December 31, 2022 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2023 (1)
Fixed-to-floating rate:	Issue Date	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$1.94
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.87
Totals		5,700,000	5,700,000	$137,794	$137,794
(1) For the nine months ended September 30, 2023.
Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.140% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2023 and December 31, 2022, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,596,157	11.305%	$635,353	4.500%	N/A	N/A	$988,327	7.000%
Customers Bank	$1,830,143	12.974%	$634,762	4.500%	$916,878	6.500%	$987,408	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,733,950	12.281%	$847,137	6.000%	N/A	N/A	$1,200,111	8.500%
Customers Bank	$1,830,143	12.974%	$846,349	6.000%	$1,128,466	8.000%	$1,198,995	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,015,526	14.275%	$1,129,516	8.000%	N/A	N/A	$1,482,490	10.500%
Customers Bank	$2,038,998	14.455%	$1,128,466	8.000%	$1,410,582	10.000%	$1,481,111	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,733,950	7.805%	$888,675	4.000%	N/A	N/A	$888,675	4.000%
Customers Bank	$1,830,143	8.246%	$887,727	4.000%	$1,109,658	5.000%	$887,727	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers' financial instruments as of September 30, 2023 and December 31, 2022:
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
Loans held for sale - Consumer other installment loans (fair value option):
The fair value of medical installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, plus accrued interest and fees, as specified in the agreement with a fintech company, and generally held for up to 90 days prior to sale. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers' financial instruments at September 30, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at September 30, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,419,974	$3,419,974	$3,419,974	$—	$—
Debt securities, available for sale	2,746,728	2,746,728	—	2,704,363	42,365
Debt securities, held to maturity	1,178,370	1,115,576	—	475,388	640,188
Loans held for sale	150,368	150,368	—	1,005	149,363
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,423,901	13,052,491	—	962,566	12,089,925
FHLB, Federal Reserve Bank, and other restricted stock	126,098	126,098	—	126,098	—
Derivatives	28,475	28,475	—	28,421	54
Liabilities:
Deposits	$18,195,364	$18,171,737	$14,201,038	$3,970,699	$—
FHLB advances	1,529,839	1,507,761	—	1,507,761	—
Other borrowings	123,775	103,388	—	103,388	—
Subordinated debt	182,161	160,712	—	160,712	—
Derivatives	41,433	41,433	—	41,433	—

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$455,806	$455,806	$455,806	$—	$—
Debt securities, available for sale	2,961,015	2,961,015	—	2,887,749	73,266
Debt securities, held to maturity	840,259	793,813	—	437,680	356,133
Loans held for sale	328,312	328,312	—	322	327,990
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,890,823	—	1,323,312	13,567,511
FHLB, Federal Reserve Bank, and other restricted stock	74,196	74,196	—	74,196	—
Derivatives	44,435	44,435	—	44,380	55
Liabilities:
Deposits	$18,156,953	$18,127,338	$13,907,087	$4,220,251	$—
FHLB advances	800,000	781,113	—	781,113	—
Other borrowings	123,580	108,081	—	108,081	—
Subordinated debt	181,952	168,441	—	168,441	—
Derivatives	42,106	42,106	—	42,106	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$62,351	$42,365	$104,716
Agency-guaranteed residential collateralized mortgage obligations	—	118,469	—	118,469
Collateralized loan obligations	—	815,856	—	815,856
Commercial mortgage-backed securities	—	131,188	—	131,188
Corporate notes	—	578,897	—	578,897
Private label collateralized mortgage obligations	—	997,602	—	997,602
Derivatives	—	28,421	54	28,475
Loans held for sale – fair value option	—	1,005	24,515	25,520
Loans receivable, mortgage warehouse – fair value option	—	962,566	—	962,566
Total assets – recurring fair value measurements	$—	$3,696,355	$66,934	$3,763,289
Liabilities
Derivatives	$—	$41,433	$—	$41,433
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$3,515	$3,515
Total assets – nonrecurring fair value measurements	$—	$—	$3,515	$3,515

	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$87,276	$73,266	$160,542
Agency-guaranteed residential collateralized mortgage obligations	—	133,864	—	133,864
Collateralized loan obligations	—	872,738	—	872,738
Commercial mortgage-backed securities	—	136,357	—	136,357
Corporate notes	—	595,253	—	595,253
Private label collateralized mortgage obligations	—	1,062,261	—	1,062,261
Derivatives	—	44,380	55	44,435
Loans held for sale – fair value option	—	322	—	322
Loans receivable, mortgage warehouse – fair value option	—	1,323,312	—	1,323,312
Total assets – recurring fair value measurements	$—	$4,255,763	$73,321	$4,329,084
Liabilities
Derivatives	$—	$42,106	$—	$42,106
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,819	$4,819
Total assets – nonrecurring fair value measurements	$—	$—	$4,819	$4,819

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022 are summarized in the tables below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended September 30,
	2023	2022
Balance at July 1	$51,825	$106,919
Principal payments and premium amortization	(10,023)	(16,852)
Increase in allowance for credit losses	(442)	—
Decrease in allowance for credit losses	250	158
Change in fair value recognized in OCI	755	(2,339)
Balance at September 30	$42,365	$87,886

	Asset-backed securities
(amounts in thousands)	Nine Months Ended September 30,
	2023	2022
Balance at January 1	$73,266	$142,885
Principal payments and premium amortization	(31,683)	(51,348)
Increase in allowance for credit losses	(1,488)	(253)
Decrease in allowance for credit losses	311	—
Change in fair value recognized in OCI	1,959	(3,398)
Balance at September 30	$42,365	$87,886

There were no transfers between levels during the three and nine months ended September 30, 2023 and 2022.

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2023 and December 31, 2022 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2023
Asset-backed securities	$42,365	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	10% - 10% (10%) 3% - 6% (5%) 12% - 30% (25%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2022
Asset-backed securities	$73,266	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (5%) 19% - 25% (23%)
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
Fair Value Hedges of Benchmark Interest-Rate Risk
Customers is exposed to changes in the fair value of certain of its fixed rate AFS debt securities, deposits and FHLB advances due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate such as the Fed Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges of certain fixed rate AFS debt securities involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of certain deposits and FHLB advances involve the payment of variable-rate amounts to a counterparty in exchange for Customers receiving fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net interest income.

At September 30, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances. During the nine months ended September 30, 2023, Customers entered into five interest rate derivatives, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. During the three and nine months ended September 30, 2022, Customers terminated four and thirteen interest rate derivatives with notional amounts totaling $10.0 million and $58.0 million, respectively, that were designated as fair value hedges together with the sale of hedged AFS debt securities. At December 31, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million designated as fair value hedges of certain AFS debt securities.
As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
AFS debt securities	$22,500	$22,500	$(1,331)	$1,777
Deposits	300,000	—	1,787	—
FHLB advances	700,000	—	(10,160)	—
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At September 30, 2023, Customers had 129 interest rate swaps with an aggregate notional amount of $1.2 billion and 10 interest rate caps with an aggregated notional amount of $179.0 million related to this program. At December 31, 2022, Customers had 141 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregate notional amount of $245.8 million related to this program.
Customers enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2023 and December 31, 2022, Customers had an aggregate notional amount of residential mortgage loan commitments of $2.7 million and $1.5 million, respectively.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives are not designated as hedging instruments and are reported at fair value, with changes in fair value recorded directly in earnings. At September 30, 2023 and December 31, 2022, Customers had an aggregate notional amount of credit derivatives of $97.6 million and $142.0 million, respectively.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers' derivative financial instruments as well as their presentation on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$28,420	Other liabilities	$41,428
Credit contracts	Other assets	1	Other liabilities	5
Residential mortgage loan commitments	Other assets	54	Other liabilities	—
Total		$28,475		$41,433

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,777	Other liabilities	$—
Total		$1,777		$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$42,589	Other liabilities	$42,076
Credit contracts	Other assets	14	Other liabilities	30
Residential mortgage loan commitments	Other assets	55	Other liabilities	—
Total		$42,658		$42,106
(1)    Customers' centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and nine months ended September 30, 2023 and 2022.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2023	2022	2023	2022
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$6,377	$510	$13,209	$3,530
Recognized on hedged AFS debt securities	Net interest income	(196)	(510)	(446)	(3,530)
Recognized on hedged FHLB advances	Net interest income	(6,181)	—	(12,763)	—
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$192	$503	$332	$2,244
Credit contracts	Other non-interest income	13	60	12	104
Residential mortgage loan commitments	Other non-interest income	(13)	(57)	—	(139)
Total		$192	$506	$344	$2,209

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers' indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2023, the fair value of derivatives in a net asset position related to these agreements was $28.4 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $30.3 million of cash as collateral at September 30, 2023. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
September 30, 2023
Interest rate derivative assets with institutional counterparties	$28,419	$—	$(28,419)	$—

Interest rate derivative liabilities with institutional counterparties	$—	$—	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2022
Interest rate derivative assets with institutional counterparties	$29,706	$(619)	$(29,087)	$—

Interest rate derivative liabilities with institutional counterparties	$619	$(619)	$—	$—
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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the "Bancorp" or "Customers Bancorp"), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the "Bank"), collectively referred to as "Customers" herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers' financial condition and results of operations as of and for the three and nine months ended September 30, 2023. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers' 2022 Form 10-K.
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

Impact of Macroeconomic and Banking Industry Uncertainties, COVID-19 and Geopolitical Conflicts
The Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated in 2023, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflicts between Russia and Ukraine and in Israel, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent.
In early March 2023, regional banks, Silicon Valley Bank and Signature Bank were placed in receivership by the state regulators and the FDIC. Citing systemic risk to the U.S. banking system, the FDIC, Federal Reserve and the U.S. Department of Treasury announced that all depositors of Silicon Valley Bank and Signature Bank would be made whole and have access to their funds. The Federal Reserve has also established a new Bank Term Funding Program, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP is an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of September 30, 2023, Customers had no advances outstanding under the Federal Reserve's discount window or the BTFP. Refer to "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in Israel. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rates. Customers has also shifted the mix of its available for sale debt securities portfolio towards variable rate, shorter duration debt securities. The Bank's debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity, including through the BTFP. The Bank had $6.3 billion in immediately available liquidity from the FRB and FHLB and cash on hand of $3.4 billion as of September 30, 2023. The Bank's estimated FDIC insured deposits represented approximately 74% of our deposits (inclusive of accrued interest) as of September 30, 2023. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, COVID-19 and its variants, the military conflicts between Russia and Ukraine and in Israel, as well as any effects that may result from the federal government's responses including future rate hikes and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, COVID-19 and its variants, the geopolitical conflicts and developments in the U.S. banking system will impact Customers' operations and financial results during the remainder of 2023 is highly uncertain.
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

Allowance for Credit Losses
Customers' ACL at September 30, 2023 represents Customers' current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans and leases' expected remaining term.
Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool, while also incorporating prepayment assumptions into its lifetime loss rates. Internal factors that impact the quarterly allowance estimate include the level of outstanding loan and lease balances, portfolio performance and assigned risk ratings. Significant loan/borrower attributes utilized in the models include property type, initial loan to value, assigned risk ratings, delinquency status, origination date, maturity date, initial FICO scores, and borrower industry and state.
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
The net increase in our estimated ACL as of September 30, 2023 as compared to our December 31, 2022 estimate was primarily attributable to additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by lower loan balances held for investment. There was a provision for credit losses on loans and leases of $17.1 million and $57.4 million for the three and nine months ended September 30, 2023, respectively, resulting in an ACL ending balance of $142.2 million ($139.2 million for loans and leases and $3.0 million for unfunded lending-related commitments) as of September 30, 2023.
To determine the ACL as of September 30, 2023, Customers utilized Moody's September 2023 Baseline forecast to generate its modelled expected losses and considered Moody's other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management's reasonable expectations of current and future economic conditions. The Baseline forecast at September 2023 assumed slightly higher growth rate in macroeconomic forecasts compared to the second quarter 2023 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board not raising the effective fed funds rate further as it has reached its terminal range of 5.25% to 5.5%, and easing gradually beginning in mid-2024; a short federal government shutdown causing a slightly lower GDP growth in the fourth quarter 2023 and recovering in the first quarter 2024; recent U.S. bank failures are not symptomatic of a broader problem in the U.S. financial system and policymakers' aggressive response will ensure that the failures do not weaken the financial system or the U.S. economy; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the CPI rising 3.3% in the fourth quarter 2023 and 2.7% in 2024; and the unemployment rate rising to 3.9% in the fourth quarter 2023 and 4.1% in 2024. Customers continues to monitor the impact of the U.S. banking system turmoil, military conflicts between Russia and Ukraine and in Israel, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

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
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody's. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers' modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around a longer federal government shutdown causing consumer and business confidence to decline, recent bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards, the Federal Reserve keeping the fed funds rate at the terminal range of 5.25% to 5.5% through the fourth quarter of 2023 but easing subsequently as the economy weakens, military conflict between Russia and Ukraine persisting longer than expected, rising unemployment and the U.S. economy falling into recession in the fourth quarter of 2023. Under this scenario, as an example, the unemployment rate is estimated at 4.1% and 7.3% in 2023 and 2024, respectively. These numbers represent a 0.4% and 3.2% higher unemployment estimate than the Baseline scenario projection of 3.7% and 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $62 million at September 30, 2023. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers' ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers' markets, such as geopolitical instability, risks of rising inflation including a near-term recession, worsening of the U.S. banking system turmoil, or the emergence of a more contagious and severe COVID-19 variant, could severely impact our current expectations. If the credit quality of Customers' customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers' net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers' financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation, worsening of the U.S. banking system turmoil, federal government shutdown and COVID-19 and its variants have and will continue to negatively impact Customers' businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to "NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES" to Customers' unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Net interest income	$199,773	$159,032	$40,741	25.6%	$514,943	$488,583	$26,360	5.4%
Provision (benefit) for credit losses	17,856	(7,994)	25,850	(323.4)%	61,088	31,850	29,238	91.8%
Total non-interest income	17,775	(9,017)	26,792	(297.1)%	51,893	24,927	26,966	108.2%
Total non-interest expense	89,466	76,198	13,268	17.4%	258,896	226,210	32,686	14.4%
Income before income tax expense	110,226	81,811	28,415	34.7%	246,852	255,450	(8,598)	(3.4)%
Income tax expense	23,470	17,899	5,571	31.1%	58,801	56,127	2,674	4.8%
Net income	86,756	63,912	22,844	35.7%	188,051	199,323	(11,272)	(5.7)%
Preferred stock dividends	3,803	2,548	1,255	49.3%	10,826	6,544	4,282	65.4%
Net income available to common shareholders	$82,953	$61,364	$21,589	35.2%	$177,225	$192,779	$(15,554)	(8.1)%
Customers reported net income available to common shareholders of $83.0 million and $177.2 million for the three and nine months ended September 30, 2023, respectively, compared to net income available to common shareholders of $61.4 million and $192.8 million for the three and nine months ended September 30, 2022, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were as follows.
Net interest income
Net interest income increased $40.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. Average interest-earning assets increased by $1.5 billion for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in interest-earning assets was driven by increases in interest-earning deposits, investments and commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates and consumer installment loans as Customers continued its de-risking strategy. NIM increased by 54 basis points to 3.70% for the three months ended September 30, 2023 from 3.16% for the three months ended September 30, 2022. The NIM increase was primarily attributable to higher interest income on variable rate loans, investments, and interest-earning deposits given the rising interest rate environment and higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods. The NIM increase was partially offset by the shift in the mix of interest-bearing liabilities in a rising interest rate environment, which drove a 248 basis point increase in the cost of interest-bearing liabilities for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Customers' total cost of funds, including non-interest bearing deposits was 3.48% and 1.62% for the three months ended September 30, 2023 and 2022, respectively.

Net interest income increased $26.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. Average interest-earning assets increased by $1.6 billion for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in interest-earning assets was driven by increases in interest-earning deposits, commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates, and consumer installment loans as Customers continued its de-risking strategy. NIM decreased by 10 basis points to 3.28% for the nine months ended September 30, 2023 from 3.38% for the nine months ended September 30, 2022. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 297 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The NIM decrease was partially offset by a shift in the mix of interest-earning assets in a rising interest rate environment mostly due to higher interest rates on variable rate loans in specialty lending, investments, and interest-earning deposits which drove a 224 basis point increase in the yield on interest-earning assets, and higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods. Customers' total cost of funds, including non-interest bearing deposits was 3.42% and 0.93% for the nine months ended September 30, 2023 and 2022, respectively.
Provision (benefit) for credit losses
The $25.9 million increase in the provision for credit losses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily reflects the recognition of increased uncertainties in macroeconomic forecasts, partially offset by lower loan balances held for investment including the sale of consumer installment loans to a third-party sponsored VIE during the three months ended September 30, 2022. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.10% of total loans and leases receivable at September 30, 2023, compared to 0.95% of total loans and leases receivable at September 30, 2022. Net charge-offs for the three months ended September 30, 2023 were $17.5 million, or 50 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.5 million, or 47 basis points on an annualized basis, for the three months ended September 30, 2022. The decrease in net charge-offs for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate collateral dependent loan that Customers decided to exit during the three months ended September 30, 2022, partially offset by higher charge-offs for multifamily and consumer installment loans.
The $29.2 million increase in the provision for credit losses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily reflects the recognition of weaker macroeconomic forecasts, partially offset by lower loan balances held for investment including the sale of consumer installment loans to a third-party sponsored VIE during the nine months ended September 30, 2022. Net charge-offs for the nine months ended September 30, 2023 were $51.7 million, or 47 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $39.2 million, or 36 basis points on an annualized basis, for the nine months ended September 30, 2022. The net charge-offs of $51.7 million for nine months ended September 30, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to higher charge-offs for consumer installment loans.
The provision for credit losses for the three and nine months ended September 30, 2023 also included a provision for credit losses of $0.8 million and $3.7 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities included in our investment securities available for sale was a benefit to provision for credit losses of $0.2 million and a provision for credit losses of $0.3 million for the three and nine months ended September 30, 2022, respectively. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

Non-interest income
The $26.8 million increase in non-interest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from $23.5 million in loss on sale of consumer installment loans to a third-party sponsored VIE for the three months ended September 30, 2022, increases of $3.0 million in loan fees and $1.8 million in commercial lease income, and a decrease of $1.7 million in net loss on sale of investment securities. These increases were offset in part by decreases of $1.5 million in bank-owned life insurance income, $0.7 million in other non-interest income, $0.5 million in mortgage warehouse transactional fees and $0.5 million in gain on sale of SBA and other loans for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The $27.0 million increase in non-interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from $23.5 million in loss on sale of consumer installment loans to a third-party sponsored VIE for the nine months ended September 30, 2022, a decrease of $5.8 million in net loss on sale of investment securities, and increases of $7.6 million in commercial lease income and $6.1 million in loan fees. These increases were offset in part by $5.0 million in loss on sale of capital call lines of credit for the nine months ended September 30, 2023, and decreases of $4.3 million in gain on sale of SBA and other loans, $4.1 million in bank-owned life insurance income, $2.0 million in mortgage warehouse transactional fees and $0.6 million in other non-interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Non-interest expense
The $13.3 million increase in non-interest expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from a legal settlement expense of $4.1 million for the three months ended September 30, 2023, and increases of $6.0 million in FDIC assessments, non-income taxes and regulatory fees, $2.6 million in salaries and employee benefits, $2.3 million in professional services, $1.4 million in commercial lease depreciation and $1.0 million in other non-interest expense. These increases were offset in part by a decrease of $3.9 million in technology, communication and bank operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The $32.7 million increase in non-interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from a legal settlement expense of $4.1 million, and increases of $16.1 million in salaries and employee benefits, $14.5 million in FDIC assessments, non-income taxes and regulatory fees, $6.1 million in commercial lease depreciation, $4.7 million in professional services, $3.5 million in other non-interest expense and $2.7 million in loan servicing. These increases were offset in part by decreases of $17.7 million in technology, communication and bank operations and $2.2 million in occupancy for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Income tax expense
Customers' effective tax rate was 21.29% for the three months ended September 30, 2023 compared to 21.88% for the three months ended September 30, 2022. The decrease in the effective tax rate primarily resulted from an increase in income tax credits.
Customers' effective tax rate was 23.82% for the nine months ended September 30, 2023 compared to 21.97% for the nine months ended September 30, 2022. The increase in the effective tax rate primarily resulted from tax expense on surrendered bank-owned life insurance policies and lower stock-based compensation benefits, partially offset by an increase in income tax credits.
Preferred stock dividends
Preferred stock dividends were $3.8 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. Preferred stock dividends were $10.8 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 514 and 476 basis points, respectively, beginning with dividends declared on October 25, 2023.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers' earnings. The following table summarizes Customers' net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2023 and 2022. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,211,753	$43,800	5.41%	$528,001	$2,949	2.22%	$9,003	$31,848	$40,851
Investment securities (1)	4,240,116	54,243	5.12%	3,770,922	30,546	3.24%	19,513	4,184	23,697
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,717,252	157,671	10.94%	5,064,730	64,753	5.07%	83,613	9,305	92,918
Other commercial and industrial loans (2)	1,613,614	28,012	6.89%	1,585,136	18,794	4.70%	8,876	342	9,218
Commercial loans to mortgage companies	1,159,698	16,916	5.79%	1,623,624	17,092	4.18%	5,511	(5,687)	(176)
Multifamily loans	2,141,384	21,292	3.94%	2,206,953	20,427	3.67%	1,481	(616)	865
PPP loans	166,164	604	1.44%	1,349,403	14,666	4.31%	(6,070)	(7,992)	(14,062)
Non-owner occupied commercial real estate loans	1,425,831	21,208	5.90%	1,372,244	15,595	4.51%	4,982	631	5,613
Residential mortgages	528,022	5,965	4.48%	513,694	5,008	3.87%	811	146	957
Installment loans	1,147,069	24,103	8.34%	1,938,199	44,122	9.03%	(3,157)	(16,862)	(20,019)
Total loans and leases (3)	13,899,034	275,771	7.87%	15,653,983	200,457	5.08%	99,870	(24,556)	75,314
Other interest-earning assets	134,416	2,526	7.45%	68,549	1,964	11.37%	(848)	1,410	562
Total interest-earning assets	21,485,319	376,340	6.96%	20,021,455	235,916	4.68%	122,100	18,324	140,424
Non-interest-earning assets	492,691			492,911
Total assets	$21,978,010			$20,514,366
Liabilities
Interest checking accounts	$5,758,215	58,637	4.04%	$6,669,787	33,685	2.00%	30,108	(5,156)	24,952
Money market deposit accounts	2,181,184	22,983	4.18%	5,789,991	24,348	1.67%	20,511	(21,876)	(1,365)
Other savings accounts	1,077,298	11,582	4.27%	625,908	1,818	1.15%	7,714	2,050	9,764
Certificates of deposit	4,466,522	52,623	4.67%	1,141,970	5,529	1.92%	15,530	31,564	47,094
Total interest-bearing deposits (4)	13,483,219	145,825	4.29%	14,227,656	65,380	1.82%	84,035	(3,590)	80,445
Federal funds purchased	—	—	—%	513,011	2,871	2.22%	—	(2,871)	(2,871)
Borrowings	2,328,955	30,742	5.24%	874,497	8,633	3.92%	3,723	18,386	22,109
Total interest-bearing liabilities	15,812,174	176,567	4.43%	15,615,164	76,884	1.95%	98,704	979	99,683
Non-interest-bearing deposits (4)	4,347,977			3,245,963
Total deposits and borrowings	20,160,151		3.48%	18,861,127		1.62%
Other non-interest-bearing liabilities	306,822			255,735
Total liabilities	20,466,973			19,116,862
Shareholders' equity	1,511,037			1,397,504
Total liabilities and shareholders' equity	$21,978,010			$20,514,366
Net interest income		199,773			159,032		$23,396	$17,345	$40,741
Tax-equivalent adjustment		405			334
Net interest earnings		$200,178			$159,366
Interest spread			3.48%			3.06%
Net interest margin			3.70%			3.16%
Net interest margin tax equivalent			3.70%			3.16%
Net interest margin tax equivalent, excluding PPP loans (5)			3.75%			3.18%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.24% and 1.48% for the three months ended September 30, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended September 30, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

Net interest income increased $40.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. The increase in net interest income was also attributable to higher-than-expected purchase discount accretion of approximately $27 million on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods. Average interest-earning assets increased by $1.5 billion, primarily related to increases in interest-earning deposits, investments and commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates and consumer installment loans as Customers continued its de-risking strategy. Total consumer installment loans decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as consumer installment loans held for investment decreased primarily for risk management purposes and the build out of our held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future.
The NIM increased by 54 basis points to 3.70% for the three months ended September 30, 2023 from 3.16% for the three months ended September 30, 2022 resulting primarily from a shift in the mix of interest-earning assets in a rising interest rate environment, offset in part by a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees. The shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, and higher-than-expected purchase discount accretion of approximately $27 million on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023, drove an increase in the yield on interest-earning assets and contributed to the NIM increase for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The NIM increase was offset in part by a shift in the mix of interest-bearing liabilities in a rising interest rate environment, which drove a 248 basis point increase in the cost of interest-bearing liabilities, and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Customers' total cost of funds, including non-interest bearing deposits was 3.48% and 1.62% for the three months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$2,100,435	$81,819	5.21%	$595,305	$4,197	0.94%	$49,867	$27,755	$77,622
Investment securities (1)	4,074,464	149,585	4.90%	3,969,809	76,283	2.56%	71,247	2,055	73,302
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,748,053	383,138	8.91%	3,963,180	127,304	4.29%	180,394	75,440	255,834
Other commercial and industrial loans (2)	1,663,494	79,610	6.40%	1,496,772	46,768	4.18%	27,149	5,693	32,842
Commercial loans to mortgage companies	1,240,403	53,934	5.81%	1,785,495	46,713	3.50%	24,450	(17,229)	7,221
Multifamily loans	2,176,294	62,857	3.86%	1,863,915	51,506	3.69%	2,448	8,903	11,351
PPP loans	418,194	25,788	8.24%	1,946,651	72,132	4.95%	30,639	(76,983)	(46,344)
Non-owner occupied commercial real estate loans	1,434,459	61,284	5.71%	1,331,037	40,551	4.07%	17,382	3,351	20,733
Residential mortgages	535,502	17,298	4.32%	482,263	13,586	3.77%	2,113	1,599	3,712
Installment loans	1,517,632	100,669	8.87%	1,881,160	128,013	9.10%	(3,163)	(24,181)	(27,344)
Total loans and leases (3)	14,734,031	784,578	7.12%	14,750,473	526,573	4.77%	258,594	(589)	258,005
Other interest-earning assets	119,187	5,463	6.13%	62,955	8,673	NM (6)	(7,998)	4,788	(3,210)
Total interest-earning assets	21,028,117	1,021,445	6.49%	19,378,542	615,726	4.25%	349,304	56,415	405,719
Non-interest-earning assets	537,160			526,437
Total assets	$21,565,277			$19,904,979
Liabilities
Interest checking accounts	$6,181,097	178,984	3.87%	$6,286,224	55,059	1.17%	124,860	(935)	123,925
Money market deposit accounts	2,208,853	63,444	3.84%	5,128,270	36,545	0.95%	57,607	(30,708)	26,899
Other savings accounts	966,539	27,707	3.83%	732,801	3,359	0.61%	22,961	1,387	24,348
Certificates of deposit	4,663,548	155,995	4.47%	710,130	6,910	1.30%	45,410	103,675	149,085
Total interest-bearing deposits (4)	14,020,037	426,130	4.06%	12,857,425	101,873	1.06%	314,218	10,039	324,257
Federal funds purchased	5,055	188	4.97%	416,344	4,374	1.40%	3,192	(7,378)	(4,186)
Borrowings	2,160,332	80,184	4.96%	783,644	20,896	3.57%	10,756	48,532	59,288
Total interest-bearing liabilities	16,185,424	506,502	4.18%	14,057,413	127,143	1.21%	357,322	22,037	379,359
Non-interest-bearing deposits (4)	3,642,832			4,206,778
Total deposits and borrowings	19,828,256		3.42%	18,264,191		0.93%
Other non-interest-bearing liabilities	271,387			250,783
Total liabilities	20,099,643			18,514,974
Shareholders' equity	1,465,634			1,390,005
Total liabilities and shareholders' equity	$21,565,277			$19,904,979
Net interest income		514,943			488,583		$(8,018)	$34,378	$26,360
Tax-equivalent adjustment		1,170			843
Net interest earnings		$516,113			$489,426
Interest spread			3.08%			3.32%
Net interest margin			3.27%			3.37%
Net interest margin tax equivalent			3.28%			3.38%
Net interest margin tax equivalent, excluding PPP loans (5)			3.27%			3.27%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.23% and 0.80% for the nine months ended September 30, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for the nine months ended September 30, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.

(6)Not Meaningful. Average yield on other interest-earning assets for the nine months ended September 30, 2022 was 18.42% primarily due to $6.4 million of equity investment distributions.
Net interest income increased $26.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of interest bearing deposits and other borrowings and increased market interest rates. The increase in net interest income was also attributable to higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio purchased from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods. Average interest-earning assets increased by $1.6 billion, primarily related to increases in interest-earning deposits, commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates and consumer installment loans as Customers continued its de-risking strategy.
The NIM decreased by 10 basis points to 3.28% for the nine months ended September 30, 2023 from 3.38% for the nine months ended September 30, 2022 resulting primarily from a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment. The shift in the mix of interest-bearing liabilities in a rising interest rate environment drove a 297 basis point increase in the cost of interest-bearing liabilities and contributed to the NIM decrease for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in NIM was also due to reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in NIM was offset in part by a shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, investments, and interest-earning deposits which drove a 224 basis point increase in the yield on interest-earning assets, and higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods. Customers' total cost of funds, including non-interest bearing deposits was 3.42% and 0.93% for the nine months ended September 30, 2023 and 2022, respectively.
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
A reconciliation of net interest margin tax equivalent, excluding PPP loans for the three and nine months ended September 30, 2023 and 2022 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net interest income (GAAP)	$199,773	$159,032	$514,943	$488,583
Tax-equivalent adjustment	405	334	1,170	843
Net interest income tax equivalent (GAAP)	200,178	159,366	516,113	489,426
Loans receivable, PPP net interest (income) expense	1,381	(9,632)	(11,960)	(63,193)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$201,559	$149,734	$504,153	$426,233

Average total interest-earning assets (GAAP)	$21,485,319	$20,021,455	$21,028,117	$19,378,542
Average PPP loans	(166,164)	(1,349,403)	(418,194)	(1,946,651)
Adjusted average total interest-earning assets (Non-GAAP)	$21,319,155	$18,672,052	$20,609,923	$17,431,891

Net interest margin (GAAP)	3.70%	3.16%	3.27%	3.37%
Net interest margin tax equivalent (GAAP)	3.70%	3.16%	3.28%	3.38%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.75%	3.18%	3.27%	3.27%

PROVISION (BENEFIT) FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended September 30, 2023, which resulted primarily from the recognition of increased uncertainties in macroeconomic forecasts, partially offset by lower loan balances held for investment. Customers recorded a provision for credit losses of $17.1 million for loans and leases and $48 thousand for lending-related commitments, respectively, for the three months ended September 30, 2023. Customers recorded a benefit to provision for credit losses of $7.8 million for loans and leases, which resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth and deteriorating macroeconomic forecasts, and a provision for credit losses of $0.3 million for lending-related commitments, respectively, for the three months ended September 30, 2022. Net charge-offs for the three months ended September 30, 2023 were $17.5 million, or 50 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.5 million, or 47 basis points of average loans and leases on an annualized basis, for the three months ended September 30, 2022. The decrease in net charge-offs for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to a partial charge-off of $7.0 million for a performing non-owner occupied commercial real estate collateral dependent loan that Customers decided to exit during the three months ended September 30, 2022, partially offset by higher charge-offs for multifamily and consumer installment loans.
Customers recorded a provision for credit losses of $57.4 million for loans and leases and $24 thousand for lending-related commitments, respectively, for the nine months ended September 30, 2023, which resulted primarily from the recognition of weaker macroeconomic forecasts, partially offset by lower loan balances held for investment. Customers recorded a provision for credit losses of $31.6 million for loans and leases, which reflected the benefit associated with the sale of consumer installment loans to a third-party sponsored VIE, and $0.8 million for lending-related commitments, respectively, for the nine months ended September 30, 2022. Net charge-offs for the nine months ended September 30, 2023 were $51.7 million, or 47 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $39.2 million, or 36 basis points of average loans and leases on an annualized basis, for the nine months ended September 30, 2022. The net charge-offs of $51.7 million for nine months ended September 30, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to higher charge-offs for consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three and nine months ended September 30, 2023 also included a provision for credit losses of $0.8 million and $3.7 million, respectively, on certain asset-backed securities and corporate notes included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities included in our investment securities available for sale was a benefit to provision for credit losses of $0.2 million and a provision for credit losses of $0.3 million for the three and nine months ended September 30, 2022, respectively. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Commercial lease income	$8,901	$7,097	$1,804	25.4%	$27,144	$19,584	$7,560	38.6%
Loan fees	6,029	3,008	3,021	100.4%	14,290	8,171	6,119	74.9%
Bank-owned life insurance	1,973	3,449	(1,476)	(42.8)%	9,617	13,722	(4,105)	(29.9)%
Mortgage warehouse transactional fees	1,018	1,545	(527)	(34.1)%	3,468	5,443	(1,975)	(36.3)%
Gain (loss) on sale of SBA and other loans	(348)	106	(454)	(428.3)%	(1,109)	3,155	(4,264)	(135.2)%
Loss on sale of capital call lines of credit	—	—	—	—%	(5,037)	—	(5,037)	NM
Loss on sale of consumer installment loans	—	(23,465)	23,465	(100.0)%	—	(23,465)	23,465	(100.0)%
Net gain (loss) on sale of investment securities	(429)	(2,135)	1,706	(79.9)%	(429)	(6,227)	5,798	(93.1)%
Other	631	1,378	(747)	(54.2)%	3,949	4,544	(595)	(13.1)%
Total non-interest income	$17,775	$(9,017)	$26,792	(297.1)%	$51,893	$24,927	$26,966	108.2%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers' Equipment Finance Group in which Customers is the lessor. The $1.8 million increase in commercial lease income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from the growth of Customers' equipment finance business. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
The $7.6 million increase in commercial lease income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from the growth of Customers' equipment finance business. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
Loan fees
The $3.0 million increase in loan fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from an increase in fees earned on unused lines of credit, servicing related revenue and other fees from commercial borrowers.
The $6.1 million increase in loan fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from an increase in fees earned on unused lines of credit, servicing related revenue and other fees from commercial borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.5 million decrease in bank-owned life insurance income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 resulted from a decrease in death benefits paid by insurance carriers under the policies.
The $4.1 million decrease in bank-owned life insurance income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted from a decrease in death benefits paid by insurance carriers under the policies.

Mortgage warehouse transactional fees
The $0.5 million decrease in mortgage warehouse transactional fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from lower mortgage activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to 2022, given the lower mortgage banking activity in a higher interest rate environment.
The $2.0 million decrease in mortgage warehouse transactional fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from lower mortgage activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2023 comparable to 2022, given the lower mortgage banking activity in a higher interest rate environment.
Gain (loss) on sale of SBA and other loans
The $0.5 million decrease in gain on sale of SBA and other loans for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily reflected losses on sales of SBA loans and consumer installment loans. Customers had $0.2 million in net losses on sales of $12.4 million of SBA loans and $0.2 million in losses on sales of consumer installment loans for the three months ended September 30, 2023, compared to no sales of SBA loans or consumer installment loans for the three months ended September 30, 2022. There can be no assurance that Customers will realize gains from sales of loans in 2023 comparable to 2022 given the significant uncertainty in the capital markets.
The $4.3 million decrease in gain on sale of SBA and other loans for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflected $0.2 million in net gains on sales of $78.6 million of SBA loans, $0.2 million in losses on sales of consumer installment loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs for the nine months ended September 30, 2023, compared to $3.2 million in gains on sales of $31.8 million of SBA loans for the nine months ended September 30, 2022. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs during the nine months ended September 30, 2023. There can be no assurance that Customers will realize gains from sales of loans in 2023 comparable to 2022 given the significant uncertainty in the capital markets.
Loss on sale of capital call lines of credit
The $5.0 million increase in realized loss from the sale of capital call lines of credit for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within Specialty Lending, inclusive of accrued interest and unamortized deferred loan origination costs for the nine months ended September 30, 2023, compared to no such sales for the nine months ended September 30, 2022. Customers decided to exit completely the non-strategic, short-term syndicated capital call lines of credit with borrowers that Customers had no deposit relationships.
Loss on sale of consumer installment loans
The $23.5 million decrease in realized loss from the sale of consumer installment loans for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflected a loss on sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for the three months ended September 30, 2022.
The $23.5 million decrease in realized loss from the sale of consumer installment loans for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflected a loss on sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for the nine months ended September 30, 2022.
Net gain (loss) on sale of investment securities
The $1.7 million decrease in net loss on sale of investment securities for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflects net losses realized from the sales of $5.0 million in AFS debt securities for the three months ended September 30, 2023, compared to the sales of $126.6 million in AFS debt securities during the three months ended September 30, 2022. There can be no assurance that Customers will realize gains from sales of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.

The $5.8 million decrease in net loss on sale of investment securities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflects net losses realized from the sales of $5.0 million in AFS debt securities for the nine months ended September 30, 2023, compared to the sales of $681.6 million in AFS debt securities during the nine months ended September 30, 2022. There can be no assurance that Customers will realize gains from sales of investment securities in 2023, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Other non-interest income
The $0.7 million decrease in other non-interest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from decreases in unrealized gains on derivatives due to changes in market interest rates and deposit account analysis fees.
The $0.6 million decrease in other non-interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from decreases in unrealized gains on derivatives due to changes in market interest rates, deposit account analysis fees and gains realized from mortgage banking activities from lower mortgage activities due to increased interest rates, partially offset by an increase in SERP income due to changes in market prices.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Salaries and employee benefits	$33,845	$31,230	$2,615	8.4%	$99,310	$83,171	$16,139	19.4%
Technology, communication and bank operations	15,667	19,588	(3,921)	(20.0)%	48,663	66,394	(17,731)	(26.7)%
Commercial lease depreciation	7,338	5,966	1,372	23.0%	22,541	16,460	6,081	36.9%
Professional services	8,569	6,269	2,300	36.7%	25,357	20,640	4,717	22.9%
Loan servicing	3,858	3,851	7	0.2%	13,296	10,563	2,733	25.9%
Occupancy	2,471	2,605	(134)	(5.1)%	7,750	9,934	(2,184)	(22.0)%
FDIC assessments, non-income taxes and regulatory fees	8,551	2,528	6,023	238.3%	21,059	6,530	14,529	222.5%
Advertising and promotion	650	762	(112)	(14.7)%	2,245	1,430	815	57.0%
Legal settlement expense	4,096	—	4,096	NM	4,096	—	4,096	NM
Other	4,421	3,399	1,022	30.1%	14,579	11,088	3,491	31.5%
Total non-interest expense	$89,466	$76,198	$13,268	17.4%	$258,896	$226,210	$32,686	14.4%
Salaries and employee benefits
The $2.6 million increase in salaries and employee benefits for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases and incentives, partially offset by a decrease in severance.
The $16.1 million increase in salaries and employee benefits for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives and SERP expenses, partially offset by a decrease in severance.
Technology, communication and bank operations
The $3.9 million decrease in technology, communication and bank operations expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies pursuant to the amended deposit servicing agreement, partially offset by $1.8 million increase in fees paid for software as a service.

The $17.7 million decrease in technology, communication and bank operations expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies pursuant to the amended deposit servicing agreement, partially offset by $5.2 million increase in fees paid for software as a service.
Customers incurred expenses of $7.9 million and $13.0 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense during the three months ended September 30, 2023 and 2022, respectively. Customers incurred expenses of $22.8 million and $46.7 million to BM Technologies under the deposit servicing agreement, included within the technology, communication and bank operations expense during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, Customers held $989.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies. Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or April 15, 2025. Customers expects that approximately $637.0 million of these serviced deposits held on September 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank during fourth quarter 2023. The remaining serviced deposits of approximately $352.8 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies. Refer to "NOTE 9 – DEPOSITS" to Customers' unaudited consolidated financial statements for additional information.
Commercial lease depreciation
The $1.4 million increase in commercial lease depreciation for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from the growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
The $6.1 million increase in commercial lease depreciation for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from the growth of the operating lease arrangements originated by Customers' Equipment Finance Group in which Customers is the lessor. There can be no assurance that Customers' equipment finance business will continue to grow in 2023, given the significant uncertainty in the macroeconomic environment, which may impact Customers' growth strategy.
Professional services
The $2.3 million increase in professional services for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to increases in legal fees related to loan transactions and consulting fees related to technology, compliance and risk management, partially offset by a decrease in outside professional services related to PPP forgiveness.
The $4.7 million increase in professional services for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to increases in legal fees related to loan transactions and PPP related matters and consulting fees related to technology, compliance and risk management, partially offset by a decrease in outside professional services related to PPP forgiveness.
Loan servicing
The $2.7 million increase in loan servicing for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from the growth in loan portfolios serviced by third parties.
Occupancy
The $2.2 million decrease in occupancy for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to impairment of ROU assets, bank premises and equipment related to consolidation of branch locations and other offices during the nine months ended September 30, 2022.
FDIC assessments, non-income taxes and regulatory fees
The $6.0 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from an increase in FDIC assessment rates.
The $14.5 million increase in FDIC assessments, non-income taxes and regulatory fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from an increase in FDIC assessment rates.

Legal settlement expense
The $4.1 million increase in legal settlement expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflects expenses from a settlement with a third party PPP service provider.
The $4.1 million increase in legal settlement expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflects expenses from a settlement with a third party PPP service provider.
Other non-interest expense
The $1.0 million increase in other non-interest expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from increases in expenses related to business development.
The $3.5 million increase in other non-interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from increases in provision for operating losses and expenses related to business development, partially offset by recoveries of loan workout expenses.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Income before income tax expense	$110,226	$81,811	$28,415	34.7%	$246,852	$255,450	$(8,598)	(3.4)%
Income tax expense	23,470	17,899	5,571	31.1%	58,801	56,127	2,674	4.8%
Effective tax rate	21.29%	21.88%			23.82%	21.97%
The $5.6 million increase in income tax expense for the three months ended September 30, 2023, when compared to the same period in the prior year, primarily resulted from an increase in pre-tax income, partially offset by an increase in income tax credits. The decrease in the effective tax rate for the three months ended September 30, 2023, when compared to the same period in the prior year, primarily resulted from an increase in income tax credits.
The $2.7 million increase in income tax expense for the nine months ended September 30, 2023, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million. The increase in the effective tax rate for the nine months ended September 30, 2023, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million and lower stock-based compensation benefits, partially offset by an increase in income tax credits.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.8 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. Preferred stock dividends were $10.8 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 514 and 476 basis points, respectively, beginning with dividends declared on October 25, 2023.

Financial Condition
General
Customers' total assets were $21.9 billion at September 30, 2023. This represented an increase of $961.0 million from total assets of $20.9 billion at December 31, 2022. The increase in total assets was primarily driven by increases of $3.0 billion in cash and cash equivalents and $338.1 million in investment securities held to maturity, partially offset by decreases of $861.1 million in loans receivable, PPP, $681.4 million in loans and leases receivable, $360.7 million in loans receivable, mortgage warehouse, at fair value, $214.3 million in investment securities, at fair value and $177.9 million in loans held for sale.
Total liabilities were $20.3 billion at September 30, 2023. This represented an increase of $802.4 million from $19.5 billion at December 31, 2022. The increase in total liabilities primarily resulted from increases of $729.8 million in FHLB advances and $38.4 million in total deposits.
The following table sets forth certain key condensed balance sheet data as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022	Change	% Change
Cash and cash equivalents	$3,419,974	$455,806	$2,964,168	650.3%
Investment securities, at fair value	2,773,207	2,987,500	(214,293)	(7.2)%
Investment securities held to maturity	1,178,370	840,259	338,111	40.2%
Loans held for sale	150,368	328,312	(177,944)	(54.2)%
Loans receivable, mortgage warehouse, at fair value	962,566	1,323,312	(360,746)	(27.3)%
Loans receivable, PPP	137,063	998,153	(861,090)	(86.3)%
Loans and leases receivable	12,463,485	13,144,894	(681,409)	(5.2)%
Allowance for credit losses on loans and leases	(139,213)	(130,924)	(8,289)	6.3%
Bank-owned life insurance	291,670	338,441	(46,771)	(13.8)%
Other assets	358,162	400,135	(41,973)	(10.5)%
Total assets	21,857,152	20,896,112	961,040	4.6%
Total deposits	18,195,364	18,156,953	38,411	0.2%
FHLB advances	1,529,839	800,000	729,839	91.2%
Other borrowings	123,775	123,580	195	0.2%
Subordinated debt	182,161	181,952	209	0.1%
Accrued interest payable and other liabilities	264,406	230,666	33,740	14.6%
Total liabilities	20,295,545	19,493,151	802,394	4.1%
Total shareholders’ equity	1,561,607	1,402,961	158,646	11.3%
Total liabilities and shareholders’ equity	$21,857,152	$20,896,112	$961,040	4.6%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $68.3 million and $58.0 million at September 30, 2023 and December 31, 2022, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.4 billion and $397.8 million at September 30, 2023 and December 31, 2022, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers' deposits with Customers, payment of checks drawn on customers' accounts and strategic investment and risk management decisions made to optimize Customers' net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits from December 31, 2022 primarily resulted from maintaining a higher level of liquidity in response to heightened liquidity risk to the U.S. banking system, particularly to the regional banks since early March 2023.

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
At September 30, 2023, investment securities at fair value totaled $2.8 billion compared to $3.0 billion at December 31, 2022. The decrease primarily resulted from the maturities, calls and principal repayments totaling $228.5 million and the sales of $4.1 million, partially offset by an increase in the fair value of AFS debt securities, or a decrease in unrealized losses of $14.5 million primarily due to changes in market interest rates and credit spreads for the nine months ended September 30, 2023.
For financial reporting purposes, AFS debt securities are carried at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $3.7 million on certain asset-backed securities and corporate notes included in our investment securities at fair value for the nine months ended September 30, 2023. Refer to "NOTE 5 – INVESTMENT SECURITIES" and "NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" to Customers' unaudited consolidated financial statements for additional information.
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

	September 30, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	1.50%	1.50%
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.49	2.49
Collateralized loan obligations	—	—	—	7.24	7.24
Commercial mortgage-backed securities	—	—	—	6.68	6.68
Corporate notes	6.75	6.77	4.54	—	6.43
Private label collateralized mortgage obligations	—	—	—	3.39	3.39
Weighted-average yield	6.75%	6.77%	4.54%	4.84%	5.19%
The agency-guaranteed collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At September 30, 2023, investment securities held to maturity totaled $1.2 billion compared to $840.3 million at December 31, 2022. The increase in investment securities held to maturity resulted from $436.8 million of asset-backed securities investments in VIEs in connection with the sale of consumer installment loans that were classified as held for sale and a purchase of $73.1 million of private label collateralized mortgage obligation, partially offset by the maturities, calls and principal repayments totaling $175.9 million for the nine months ended September 30, 2023.
On June 30, 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale during the three months ended June 30, 2023, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in gain (loss) on sale of SBA and other loans within non-interest income included in the consolidated statement of income for the nine months ended September 30, 2023. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities collateralized by the sold loans. Customers accounts for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet. Refer to "NOTE 5 – INVESTMENT SECURITIES" to Customers' unaudited consolidated financial statements for additional information.

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

	September 30, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.74%	5.74%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.47	1.47
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.33	2.33
Private label collateralized mortgage obligations	—	—	—	4.43	4.43
Weighted-average yield	—%	—%	—%	4.32%	4.32%
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
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Southeastern Pennsylvania (Bucks, Berks, Chester, Philadelphia and Delaware Counties); Harrisburg, Pennsylvania (Dauphin County); Rye Brook, New York (Westchester County); Hamilton, New Jersey (Mercer County); Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire (Rockingham County); Manhattan and Melville, New York; Washington, D.C.; Chicago, Illinois; Dallas, Texas; Orlando and Jacksonville, Florida; Wilmington and Charlotte, North Carolina; and nationally for certain loan and deposit products. The portfolio of loans to mortgage companies is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
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
As of September 30, 2023, Customers had $12.1 billion in commercial loans outstanding, totaling approximately 88.0% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $13.5 billion, comprising approximately 85.8% of its total loan and lease portfolio at December 31, 2022.

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
Customers' Specialty Banking includes lending to mortgage companies, equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its Specialty Banking, which included capital call lines, technology and venture capital banking and financial institutions group in 2021 to further build its franchise and support the growth of its commercial lending. Customers' lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers' capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers' technology and venture capital banking primarily provides loans to businesses with mission critical software products, recurring software revenues and funded by well-known venture capital firms.
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
Customers' lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers' commercial loans to the mortgage companies. As of September 30, 2023 and December 31, 2022, commercial loans to mortgage companies totaled $962.6 million and $1.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
The Equipment Finance Group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The Equipment Finance Group is primarily focused on serving the following segments: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of September 30, 2023 and December 31, 2022, Customers had $515.1 million and $560.3 million, respectively, of equipment finance loans outstanding. As of September 30, 2023 and December 31, 2022, Customers had $193.8 million and $157.4 million of equipment finance leases outstanding, respectively. As of September 30, 2023 and December 31, 2022, Customers had $193.4 million and $197.3 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $72.5 million and $52.6 million, respectively.
Customers' multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers' covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of September 30, 2023, Customers had multifamily loans of $2.1 billion outstanding, comprising approximately 15.5% of the total loan and lease portfolio, compared to $2.2 billion, or approximately 14.0% of the total loan and lease portfolio, at December 31, 2022.

Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide, including through relationships with fintech companies. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future while reducing consumer installment loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers' efforts to grow total relationship revenues for its consumer households. As of September 30, 2023, Customers had $1.6 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 12.0% of the total loan and lease portfolio, compared to $2.2 billion, or 14.2% of the total loan and lease portfolio, as of December 31, 2022.
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Purchases (1)
Specialty lending	$—	$—	$631,252	$—
Other commercial and industrial	4,977	—	15,285	—
Commercial real estate owner occupied	—	—	2,867	—
Residential real estate	—	15,067	4,238	170,022
Personal installment (2)	—	47,778	—	123,785
Other installment (2)	96,758	74,969	96,758	74,969
Total	$101,735	$137,814	$750,400	$368,776
Sales (3)
Specialty lending (4)	$—	$2,200	$287,185	$2,200
Other commercial and industrial (5)	6,725	—	54,083	22,880
Multifamily	—	—	—	2,879
Commercial real estate owner occupied (5)	5,671	—	24,522	8,960
Commercial real estate non-owner occupied	—	—	16,000	—
Personal installment (6)	—	500,001	—	500,001
Other installment	—	—	154,042	—
Total	$12,396	$502,201	$535,832	$536,920
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.0% and 99.9% of the loans' unpaid principal balance for the three months ended September 30, 2023 and 2022, respectively. The purchase price was 87.7% and 98.7% of the loans' unpaid principal balance for the nine months ended September 30, 2023 and 2022, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended September 30, 2023 and 2022, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.1 million, respectively, included in the gain (loss) on sale of SBA and other loans in the consolidated statements of income. For the nine months ended September 30, 2023 and 2022, sales of loans held for investment resulted in net gains of $0.2 million and $3.2 million, respectively.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the nine months ended September 30, 2023.
(5)Primarily sales of SBA loans.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statements of income for the three and nine months ended September 30, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash.

Loans Held for Sale
The composition of loans held for sale as of September 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	September 30, 2023	December 31, 2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,005	322
Personal installment loans, at lower of cost or fair value	124,848	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Other installment loans, at fair value	24,515	—
Total consumer loans held for sale	150,368	324,233
Loans held for sale	$150,368	$328,312
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

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2023	December 31, 2022
Loans and leases receivable, mortgage warehouse, at fair value	$962,566	$1,323,312
Loans receivable, PPP	137,063	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,422,161	5,412,887
Other commercial and industrial	1,195,347	1,259,943
Multifamily	2,130,213	2,213,019
Commercial real estate owner occupied	794,815	885,339
Commercial real estate non-owner occupied	1,178,203	1,290,730
Construction	252,588	162,009
Total commercial loans and leases receivable	10,973,327	11,223,927
Consumer:
Residential real estate	483,133	497,952
Manufactured housing	40,129	45,076
Installment:
Personal	629,843	964,641
Other	337,053	413,298
Total consumer loans receivable	1,490,158	1,920,967
Loans and leases receivable	12,463,485	13,144,894
Allowance for credit losses on loans and leases	(139,213)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$13,423,901	$15,335,435
(1)Includes direct finance equipment leases of $193.8 million and $157.4 million at September 30, 2023 and December 31, 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(35.8) million and $(21.5) million at September 30, 2023 and December 31, 2022, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2023, all of Customers' commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in losses. Customers' mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $1.0 billion and $1.3 billion at September 30, 2023 and December 31, 2022, respectively.
On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of September 30, 2023, Customers had an outstanding loan balance with the borrower of $6.0 million in a cash secured working capital loan that was also fully guaranteed by an affiliate of the primary shareholder of the borrower.

Loans receivable, PPP
Customers had $137.1 million and $998.2 million of PPP loans outstanding as of September 30, 2023 and December 31, 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA's eligibility criteria are met, and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $0.6 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. Customers recognized interest income, including origination fees, of $14.7 million and $72.1 million for the three and nine months ended September 30, 2022, respectively.
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
The provision for credit losses on loans and leases was $17.1 million and $57.4 million for the three and nine months ended September 30, 2023, respectively. The provision (benefit) for credit losses on loans and leases was a benefit to provision for credit losses of $7.8 million and a provision for credit losses of $31.6 million for the three and nine months ended September 30, 2022, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $139.2 million, or 1.10% of loans and leases receivable at September 30, 2023, and $130.9 million or 0.93% of loans and leases receivable at December 31, 2022.
The increase in the ACL resulted primarily from additional provision for credit losses from the recognition of weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in loan balances held for investment. Net charge-offs were $17.5 million for the three months ended September 30, 2023, a decrease of $1.0 million compared to the same period in 2022. Net charge-offs were $51.7 million for the nine months ended September 30, 2023, an increase of $12.5 million compared to the same period in 2022. The net charge-offs for the nine months ended September 30, 2023 exclude $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers' ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers' ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2023
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Charge-offs (2)	(9,008)	(1,999)	(39)	—	—	(42)	—	(18,932)	(30,020)
Recoveries (2)	6,034	—	—	—	—	29	—	6,459	12,522
Provision (benefit) for credit losses on loans and leases	(1,132)	2,469	187	2,324	491	(31)	(258)	13,005	17,055
Ending Balance, September 30, 2023	$24,986	$15,870	$10,363	$15,819	$3,130	$6,802	$4,080	$58,163	$139,213
Nine Months Ended September 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (2)	(9,600)	(3,447)	(39)	(4,527)	—	(69)	—	(52,031)	(69,713)
Recoveries (2)	6,439	—	34	27	116	34	—	11,350	18,000
Provision (benefit) for credit losses on loans and leases	7,989	4,776	3,914	9,100	1,101	743	(350)	30,153	57,426
Ending Balance, September 30, 2023	$24,986	$15,870	$10,363	$15,819	$3,130	$6,802	$4,080	$58,163	$139,213

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2023	(0.18)%	(0.37)%	(0.02)%	—%	—%	(0.01)%	—%	(4.83)%	(0.56)%
Nine Months Ended September 30, 2023	(0.10)%	(0.32)%	0.00%	(0.73)%	0.12%	(0.01)%	—%	(6.80)%	(0.82)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2022
Ending Balance, June 30, 2022	$11,081	$9,765	$4,745	$8,880	$1,179	$5,578	$4,080	$111,222	$156,530
Charge-offs (2)	(2,657)	—	—	(4,862)	—	—	—	(13,965)	(21,484)
Recoveries (2)	76	—	—	31	10	13	—	2,857	2,987
Provision (benefit) for credit losses on loans and leases	6,631	4,479	1,475	7,283	425	(138)	402	(28,393)	(7,836)
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197
Nine Months Ended September 30, 2022
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (2)	(3,235)	(1,990)	—	(5,025)	—	(4)	—	(35,681)	(45,935)
Recoveries (2)	1,129	337	49	43	226	58	—	4,889	6,731
Provision (benefit) for credit losses on loans and leases	4,535	11,420	2,958	10,104	696	3,016	204	(1,336)	31,597
Ending Balance, September 30, 2022	$15,131	$14,244	$6,220	$11,332	$1,614	$5,453	$4,482	$71,721	$130,197

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2022	(0.17)%	—%	—%	(1.59)%	0.02%	0.01%	—%	(2.27)%	(0.58)%
Nine Months Ended September 30, 2022	(0.06)%	(0.12)%	0.01%	(0.58)%	0.17%	0.02%	—%	(2.19)%	(0.48)%
(1)Includes specialty lending.
(2)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(3)Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
The ACL is based on a quarterly evaluation of the loan and lease portfolio held for investment and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and "NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION" to Customers' audited consolidated financial statements in its 2022 Form 10-K for further discussion on management's methodology for estimating the ACL.

Customers' commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”) primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers' credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers' exposure to higher risk commercial real estate such as the office and retail sectors is minimal, each representing only 1% of the loan portfolio.
These impairment measurements are inherently subjective as they require material estimates, including, among others, estimates of property values in appraisals, the amounts and timing of expected future cash flows on individual loans, and general considerations for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which require judgment and may be susceptible to significant change over time and as a result of changing economic conditions or other factors. Pursuant to ASC 326, individually assessed loans, consisting primarily of non-accrual and restructured loans, are considered in the methodology for determining the ACL. Individually assessed loans are generally evaluated based on the expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to substantially come from the operation of the collateral or fair value of the collateral less estimated costs to sell if repayment of the loan is expected to be provided from the sale of such collateral. Shortfalls in the underlying collateral value for loans or leases determined to be collateral dependent are charged off immediately. Subsequent to an appraisal or other fair value estimate, management will assess whether there was a further decline in the value of the collateral based on changes in market conditions or property use that would require additional impairment to be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases held for investment.
Asset Quality
Customers segments loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at September 30, 2023

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,617,508	$6,608,558	$3,184	$—	$5,767	$—	$5,767	0.09%	0.09%
Multifamily	2,130,213	2,130,213	—	—	—	—	—	—%	—%
Commercial real estate owner occupied	794,815	784,139	3,234	—	7,442	—	7,442	0.94%	0.94%
Commercial real estate non-owner occupied	1,178,203	1,178,203	—	—	—	4	4	—%	0.00%
Construction	252,588	252,588	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	10,973,327	10,953,701	6,418	—	13,209	4	13,213	0.12%	0.12%
Residential	483,133	470,716	5,858	—	6,559	35	6,594	1.36%	1.36%
Manufactured housing	40,129	35,882	1,040	625	2,582	64	2,646	6.43%	6.58%
Installment	966,896	942,425	17,172	—	7,299	—	7,299	0.75%	0.75%
Total consumer loans receivable	1,490,158	1,449,023	24,070	625	16,440	99	16,539	1.10%	1.11%
Loans and leases receivable (1)	12,463,485	12,402,724	30,488	625	29,649	103	29,752	0.24%	0.24%
Loans receivable, PPP (2)	137,063	137,063	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	962,566	962,566	—	—	—	—	—	—%	—%
Total loans held for sale	150,368	149,067	1,084	—	218	—	218	0.14%	0.14%
Total portfolio	$13,713,482	$13,651,420	$31,572	$625	$29,867	$103	$29,970	0.22%	0.22%

Asset Quality at September 30, 2023 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,617,508	$5,767	$24,986	0.38%	433.26%
Multifamily	2,130,213	—	15,870	0.74%	—%
Commercial real estate owner occupied	794,815	7,442	10,363	1.30%	139.25%
Commercial real estate non-owner occupied	1,178,203	—	15,819	1.34%	—%
Construction	252,588	—	3,130	1.24%	—%
Total commercial loans and leases receivable	10,973,327	13,209	70,168	0.64%	531.21%
Residential	483,133	6,559	6,802	1.41%	103.70%
Manufactured housing	40,129	2,582	4,080	10.17%	158.02%
Installment	966,896	7,299	58,163	6.02%	796.86%
Total consumer loans receivable	1,490,158	16,440	69,045	4.63%	419.98%
Loans and leases receivable (1)	12,463,485	29,649	139,213	1.12%	469.54%
Loans receivable, PPP (2)	137,063	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	962,566	—	—	—%	—%
Total loans held for sale	150,368	218	—	—%	—%
Total portfolio	$13,713,482	$29,867	$139,213	1.02%	466.11%
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
(2)    The tables exclude PPP loans of $137.1 million, of which $1.3 million were 30-59 days past due and $106.9 million were 60 days or more past due as of September 30, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

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
A reconciliation of total loans and lease portfolio, excluding loans receivable, PPP and other related amounts, at September 30, 2023, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Total loans and leases portfolio (GAAP)	$13,713,482	$13,651,420	$31,572	$625	$29,867	$103	$29,970	0.22%	0.22%
Less: Loans receivable, PPP (1)	137,063	137,063	—	—	—	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,576,419	13,514,357	31,572	625	29,867	103	29,970	0.22%	0.22%
Less: Loans held for sale	150,368	149,067	1,084	—	218	—	218	0.14%	0.14%
Less: Loans receivable, mortgage warehouse, at fair value	962,566	962,566	—	—	—	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$12,463,485	$12,402,724	$30,488	$625	$29,649	$103	$29,752	0.24%	0.24%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Total loans and leases portfolio (GAAP)	$13,713,482	$29,867	$139,213	1.02%	466.11%
Less: Loans receivable, PPP (1)	137,063	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,576,419	29,867	139,213	1.03%	466.11%
Less: Loans held for sale	150,368	218	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	962,566	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$12,463,485	$29,649	$139,213	1.12%	469.54%
(1)    Loans receivable, PPP includes PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $13.7 billion at September 30, 2023 compared to $15.8 billion at December 31, 2022, and $29.9 million, or 0.22% of loans and leases, were non-performing at September 30, 2023 compared to $30.7 million, or 0.19% of loans and leases, at December 31, 2022. The total loan and lease portfolio was supported by an ACL of $139.2 million (466.11% of NPLs and 1.02% of total loans and leases) and $130.9 million (425.95% of NPLs and 0.83% of total loans and leases), at September 30, 2023 and December 31, 2022, respectively.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers' geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. Customers Bank provides TassatPayTM instant blockchain-based digital payments platform via CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of September 30, 2023 and December 31, 2022, Customers Bank held $2.6 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of September 30, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $1.2 billion and $23 thousand at September 30, 2023 and December 31, 2022, respectively.

The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022	Change	% Change
Demand, non-interest bearing	$4,758,682	$1,885,045	$2,873,637	152.4%
Demand, interest bearing	5,824,410	8,476,027	(2,651,617)	(31.3)%
Savings, including MMDA	3,617,946	3,546,015	71,931	2.0%
Non-time deposits	14,201,038	13,907,087	293,951	2.1%
Time deposits	3,994,326	4,249,866	(255,540)	(6.0)%
Total deposits	$18,195,364	$18,156,953	$38,411	0.2%
Total deposits were $18.2 billion at September 30, 2023, an increase of $38.4 million, or 0.2%, from $18.2 billion at December 31, 2022. The increase in total deposits was primarily due to increases in non-interest bearing demand deposits of $2.9 billion, or 152.4%, to $4.8 billion at September 30, 2023 from $1.9 billion at December 31, 2022 and savings, including MMDA of $71.9 million, or 2.0%, to $3.6 billion at September 30, 2023, from $3.5 billion at December 31, 2022. These increases were partially offset by decreases in interest bearing demand deposits of $2.7 billion, or 31.3%, to $5.8 billion at September 30, 2023, from $8.5 billion at December 31, 2022 and time deposits of $255.5 million, or 6.0%, to $4.0 billion at September 30, 2023, from $4.2 billion at December 31, 2022.
Total deposits at September 30, 2023 and December 31, 2022 include $989.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or April 15, 2025. Customers expects that approximately $637.0 million of these serviced deposits held on September 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank during fourth quarter 2023. The remaining serviced deposits of approximately $352.8 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies.
The total amount of estimated uninsured deposits totaled $4.7 billion and $6.4 billion at September 30, 2023 and December 31, 2022, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $160.4 million and $85.5 million at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the Bank had $591.3 million in state and municipal deposits to which it had pledged $599.4 million of available borrowing capacity through the FHLB to the depositors through a letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers' borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	—	—%	300,000	4.54%
Total short-term debt	$—		$300,000

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,529,839	4.43%	$500,000	3.37%
Total long-term FHLB and FRB advances	$1,529,839		$500,000
(1)    Amounts reported in the above table include variable and fixed rate long-term advances from FHLB of $590.0 million with maturities ranging from June 2024 to September 2026 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at September 30, 2023.
(2)    Includes $10.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2023. Refer to "NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to Customers' unaudited consolidated financial statements for additional information.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Total maximum borrowing capacity with the FHLB	$3,393,013	$3,241,120
Total maximum borrowing capacity with the FRB (1)	5,013,377	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	10,050,340	7,142,865
(1)    Includes $484.9 million of borrowing capacity available under the BTFP at September 30, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2023 and December 31, 2022 were as follows:

		September 30, 2023	December 31, 2022
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,893	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,882	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,775	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,721	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,440	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,161	$181,952
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

SHAREHOLDERS' EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,330	35,012	318	0.9%
Additional paid in capital	559,346	551,721	7,625	1.4%
Retained earnings	1,101,359	924,134	177,225	19.2%
Accumulated other comprehensive income (loss), net	(149,812)	(163,096)	13,284	(8.1)%
Treasury stock	(122,410)	(82,604)	(39,806)	48.2%
Total shareholders' equity	$1,561,607	$1,402,961	$158,646	11.3%
Shareholders’ equity increased $158.6 million, or 11.3%, to $1.6 billion at September 30, 2023 when compared to shareholders' equity of $1.4 billion at December 31, 2022. The increase primarily resulted from increases of $177.2 million in retained earnings and $13.3 million in accumulated other comprehensive income (loss), net, partially offset by an increase of $39.8 million in treasury stock.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2023.
The increase in retained earnings resulted from net income of $188.1 million, partially offset by preferred stock dividends of $10.8 million for the nine months ended September 30, 2023.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $14.5 million in unrealized losses on AFS debt securities and income tax effect of $3.7 million during the nine months ended September 30, 2023.
The increase in treasury stock resulted from repurchases of 1,379,883 shares of common stock for $39.8 million pursuant to the Share Repurchase Program during the nine months ended September 30, 2023. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. On September 27, 2023, the Share Repurchase Program expired.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $48 thousand and $24 thousand during the three and nine months ended September 30, 2023, respectively, resulting in an ACL of $3.0 million as of September 30, 2023. Customers had an ACL on unfunded lending-related commitments of $3.0 million as of December 31, 2022.

Customers' contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of September 30, 2023. These obligations and commitments include the transfer of deposits serviced by BM Technologies under the deposit service agreement on the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or April 15, 2025. As of September 30, 2023 and December 31, 2022, Customers held $989.7 million and $1.1 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies' successful completion of the transfer of the serviced deposits to a new sponsor bank or April 15, 2025. Customers expects that approximately $637.0 million of these serviced deposits held on September 30, 2023 in connection with BM Technologies' Higher Education business will leave Customers Bank during fourth quarter 2023. The remaining serviced deposits of approximately $352.8 million in connection with an existing white label relationship will remain at Customers Bank and continue to be serviced by BM Technologies. Refer to "NOTE 8 – LEASES", "NOTE 9 – DEPOSITS" and "NOTE 10 – BORROWINGS" to Customers' unaudited consolidated financial statements for additional information.
Customers' investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. Customers' principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB, including the BTFP to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of September 30, 2023, Customers' borrowing capacity with the FHLB was $3.4 billion, of which $1.5 billion was utilized in borrowings and $599.4 million of available capacity was utilized to collateralize state and municipal deposits. As of December 31, 2022, Customers' borrowing capacity with the FHLB was $3.2 billion, of which $800.0 million was utilized in borrowings and $175.6 million of available capacity was utilized to collateralize state and municipal deposits. As of September 30, 2023 and December 31, 2022, Customers' borrowing capacity with the FRB was $5.0 billion and $2.5 billion, respectively.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of September 30, 2023 and December 31, 2022, Customers Bank held $2.6 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of September 30, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $1.2 billion and $23 thousand at September 30, 2023 and December 31, 2022, respectively.
The table below summarizes Customers' cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$243,106	$275,022	$(31,916)	(11.6)%
Net cash provided by (used in) investing activities	1,997,172	(1,085,108)	3,082,280	(284.1)%
Net cash provided by (used in) financing activities	723,890	696,519	27,371	3.9%
Net increase (decrease) in cash and cash equivalents	$2,964,168	$(113,567)	$3,077,735	NM
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $243.1 million for the nine months ended September 30, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $454.9 million, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to third-party sponsored VIEs during the nine months ended September 30, 2023, net income of $188.1 million, net non-cash operating adjustments of $36.3 million, an increase in accrued interest payable and other liabilities of $33.3 million and a decrease in accrued interest receivable and other assets of $0.9 million, partially offset by originations and purchases of loans held for sale of $470.3 million.

Cash provided by operating activities of $275.0 million for the nine months ended September 30, 2022 resulted from net income of $199.3 million, net non-cash operating adjustments of $42.7 million, a decrease in accrued interest receivable and other assets of $16.9 million and an increase in accrued interest payable and other liabilities of $16.1 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities of $2.0 billion for the nine months ended September 30, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage warehouse loans of $1.6 billion primarily from PPP loan forgiveness and guarantee payments by the SBA, proceeds from the sales of loans and leases of $409.5 million including the sales of capital call lines of credit held for investment, proceeds from net repayments of mortgage warehouse loans of $380.9 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $228.5 million and held to maturity of $175.9 million, proceeds from surrenders of BOLI of $56.6 million and proceeds from sales of investment securities available for sale of $4.1 million, partially offset by purchases of loans of $702.4 million including loans purchased from the FDIC, purchases of investment securities held to maturity of $73.1 million, net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $51.7 million, and purchases of leased asset under lessor operating leases of $20.3 million.
Cash used in investing activities of $1.1 billion for the nine months ended September 30, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.6 billion, purchases of investment securities available for sale of $929.8 million, purchases of loans of $368.8 million and purchases of leased assets under lessor operating leases of $86.8 million, partially offset by proceeds from sales of investment securities available for sale of $681.6 million, proceeds from net repayments of mortgage warehouse loans of $678.9 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $408.0 million and proceeds from sales of loans and leases of $136.9 million, which included the cash proceeds of the sale of $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $723.9 million for the nine months ended September 30, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $2.6 billion and a net increase in deposits of $36.6 million, partially offset by repayments of long-term borrowed funds from the FHLB and FRB of $1.5 billion, a net decrease in short-term borrowed funds from the FHLB of $300.0 million and purchases of treasury stock of $39.8 million..
Cash provided by financing activities of $696.5 million for the nine months ended September 30, 2022 primarily resulted from a net increase in deposits of $744.5 million, proceeds from long-term borrowed funds from the FHLB of $500.0 million, and a net increase in federal funds purchased of $290.0 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $700.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes in June 2022, and purchases of treasury stock of $27.8 million.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2023 and December 31, 2022, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,596,157	11.305%	$635,353	4.500%	N/A	N/A	$988,327	7.000%
Customers Bank	$1,830,143	12.974%	$634,762	4.500%	$916,878	6.500%	$987,408	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,733,950	12.281%	$847,137	6.000%	N/A	N/A	$1,200,111	8.500%
Customers Bank	$1,830,143	12.974%	$846,349	6.000%	$1,128,466	8.000%	$1,198,995	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,015,526	14.275%	$1,129,516	8.000%	N/A	N/A	$1,482,490	10.500%
Customers Bank	$2,038,998	14.455%	$1,128,466	8.000%	$1,410,582	10.000%	$1,481,111	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,733,950	7.805%	$888,675	4.000%	N/A	N/A	$888,675	4.000%
Customers Bank	$1,830,143	8.246%	$887,727	4.000%	$1,109,658	5.000%	$887,727	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of September 30, 2023, the Bank and the Bancorp were in compliance with the Basel III requirements.

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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending September 30, 2024 and December 31, 2023, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2023 and December 31, 2022. Customers has also estimated changes to that estimated net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in estimated net interest income for the twelve months ending September 30, 2024 and December 31, 2023, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	September 30, 2023	December 31, 2022
Up 3%	14.6%	0.4%
Up 2%	9.7%	0.4%
Up 1%	4.6%	0.3%
Down 1%	(5.8)%	(0.9)%
Down 2%	(12.2)%	(2.0)%
Down 3%	(18.8)%	(4.8)%
EVE estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at September 30, 2023, current market interest rates were increased immediately by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2023, current market interest rates were decreased immediately by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and options in Customers Bank’s balance sheet. The following table reflects the estimated EVE at risk and the ratio of EVE to EVE adjusted assets at September 30, 2023 and December 31, 2022, resulting from shocks to interest rates.

	From Base
Rate Shocks	September 30, 2023	December 31, 2022
Up 3%	7.9%	(27.8)%
Up 2%	6.1%	(16.9)%
Up 1%	2.6%	(6.6)%
Down 1%	(9.7)%	0.0%
Down 2%	(22.1)%	(31.3)%
Down 3%	(37.3)%	(57.2)%
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
LIBOR Transition
Customers has variable rate loans, investment securities, fixed-to-floating rate senior and subordinated debt, preferred stock and derivatives that reference LIBOR. All tenors of LIBOR have ceased on June 30, 2023. The 1-, 3- and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. Customers established an enterprise-wide LIBOR transition program, which includes a LIBOR transition team with senior management level leadership. Progress on the LIBOR transition effort is monitored by executive management as well as the asset/liability committee and Customers' Board of Directors.
At September 30, 2023, all of Customers' LIBOR-based commercial loans and leases, commercial real estate loans and residential mortgages have been transitioned to SOFR. In addition, $110.0 million of fixed-to-floating rate borrowings and $137.8 million of preferred equity instruments reference LIBOR, which have been or will be transitioned to SOFR. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 514 and 476 basis points, respectively, to calculate the dividends on Series E and F Preferred Stock, respectively, beginning with dividends declared on October 25, 2023. Customers' derivatives primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enabled market participants to incorporate certain revisions into their legacy non-cleared derivatives with other counterparties that also chose to adhere to the Protocol. Customers adhered to the IBOR Protocol in November 2020 and remediated its interest rate swap transactions with its end-user customers, which referenced the fallback SOFR per the IBOR Protocol. With respect to Customers' cleared interest rate swap agreements that reference LIBOR, clearinghouses adopted the same relevant SOFR benchmark alternatives of the IBOR Supplement and IBOR Protocol. The uncertainty relating to the continuing implementation of one or more alternative benchmark indexes to replace LIBOR could materially impact the Customers’ interest rate risk profile and its management thereof. For a discussion of the risks associated with the LIBOR transition to alternative reference rates, refer to Part I, Item 1A. "Risk Factors" included in Customers' 2022 Form 10-K.
Item 4. Controls and Procedures
(a) Management's Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2023.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2023, there have been no changes in Customers Bancorp's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers' legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2022 Form 10-K and subsequently filed quarterly reports on Form 10-Q. There are no material changes from the risk factors included within the 2022 Form 10-K and subsequently filed quarterly reports on Form 10-Q. The risks described within the 2022 Form 10-K and subsequently filed quarterly reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company's common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. On September 27, 2023, the Share Repurchase Program expired. The common shares repurchased during the three and nine months ended September 30, 2023 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	—	$—	—	1,877,392
February 1 - February 28, 2023	1,013,283	31.48	1,013,283	864,109
March 1 - March 31, 2023	366,600	20.57	366,600	497,509
April 1 - April 30, 2023	—	—	—	497,509
May 1 - May 31, 2023	—	—	—	497,509
June 1 - June 30, 2023	—	—	—	497,509
July 1 - July 31, 2023	—	—	—	497,509
August 1 - August 31, 2023	—	—	—	497,509
September 1 - September 30, 2023	—	—	—	—
Total	1,379,883	$28.58	1,379,883	—
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
Item 5. Other Information
During the third quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements.

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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2023, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 9, 2023	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 9, 2023	By:	/s/ Carla A. Leibold
	Name:	Carla A. Leibold
	Title:	Chief Financial Officer (Principal Financial Officer)