Form 10-K
period 2023-12-31
Customers Bancorp, Inc.
filed 2024-02-29
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $877,518,697 as of June 30, 2023, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 26, 2024, 31,484,886 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
•the impact of forbearances or deferrals we are required to provide or that we agree to as a result of borrower requests and/or government actions, including, but not limited to our potential inability to fully recover deferred payments from the borrower or the collateral;
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
•the effects of heightened regulatory requirements applicable to banks with assets in excess of $10 billion;
•changes in our business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;

•local, regional and national economic conditions and events and the impact they may have on us and our borrowers and depositors;
•costs and effects of legal and regulatory oversight and legal developments, including the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines, restrictions on our business activities or reputational damage;
•any failure of ours to comply with anti-money laundering and anti-terrorism financing laws;
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
•costs and effects of system failures or cybersecurity incidents or other breaches of our network security and the network security of our third-party service providers and our borrowers and depositors;
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
•the impact of COVID-19 and its variants on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our borrowers and depositors;
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

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BRRP	Bonus Recognition and Retention Program
BTFP	Bank Term Funding Program
CAA	Consolidated Appropriations Act, 2021
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
Code	U.S. Internal Revenue Code of 1986, as Amended
CODM	Chief operating decision maker
Commission	United States Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively

Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ	United States Department of Justice
ECOA	Equal Credit Opportunity Act
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ESG	Environmental, Social and Governance commitments
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	The United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GDPR	General Data Protection Regulation in the European Union
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	U.S. Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility
MOU	Memorandum of Understanding

NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPI	Non-Public Personal Information
NPL	Non-Performing Loan
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PCI	Purchased Credit-Impaired
PII	Personal Identifiable Information
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAB	SEC Staff Accounting Bulletin
SAG	Special Assets Group
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs
VIE	Variable Interest Entity
VOE	Voting Interest Entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as “Customers” herein. Customers is a forward-thinking bank with strong risk management that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch branch-light strategy that serves its customers through a single-point-of-contact private banking strategy with a focus on community banking businesses, including commercial and industrial and commercial real estate loans (to borrowers in Pennsylvania, New Jersey, New York City, New England and other geographies), multifamily lending, SBA lending and residential mortgage lending. The Bank also serves specialty businesses nationwide, including its specialty lending, commercial loans to mortgage companies and commercial equipment financing. The Bank offers digital banking to commercial and consumer businesses nationwide, including Banking-as-a-Service to fintech companies, payments and treasury services to businesses, and consumer loans through relationships with fintech companies.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Chicago, Illinois; Dallas, Texas; Wilmington, North Carolina; and other locations. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multifamily loans and residential mortgage loans. In addition, on a national level, the Bank also provides financing to specialty banking businesses such as specialty lending, commercial loans to mortgage companies, commercial equipment financing and SBA lending. The Bank also offers digital banking to commercial and consumer businesses nationwide, including Banking-as-a-Service to fintech companies, payments and treasury services to businesses, and consumer loans through relationships with fintech companies. The Bank’s specialty lending includes fund finance, real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers’ fund finance provides secured and variable rate financing to private debt funds and private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage. At December 31, 2023, Customers had total assets of $21.3 billion, including total loans and leases, net of the ACL of $13.1 billion, total deposits of $17.9 billion and shareholders’ equity of $1.6 billion.
Customers differentiates itself through its superior technology capabilities combined with a unique single-point-of-contact business strategy executed by very experienced management teams. Customers’ strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and opportunistic value-added acquisitions. Customers identifies itself as a forward-thinking bank with strong risk management and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers’ environmental, social and governance, or ESG practices, emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, large corporate clients, not-for-profit organizations and consumers.
The Bank’s lending activities are primarily funded by deposits from its branch-light business model, which seeks higher deposit levels per branch than a typical bank, combined with lower branch operating expenses, without sacrificing exceptional customer service, and its digital bank deposit offerings. Customers may create franchise value through a disciplined approach to acquisitions, both in terms of identifying opportunities and structuring transactions. Enterprise risk management is at the core of the strategies Customers employs.

The management team of Customers consists of experienced banking executives led by its Chairman and CEO, Jay Sidhu, who joined Customers in June 2009. Mr. Sidhu brings over 40 years of banking experience, including 20 years as the CEO and Chairman of Sovereign Bancorp. Many other management team members have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets. On July 1 2021, Samvir (“Sam”) Sidhu was named as the President and Chief Executive Officer of Customers Bank and the President of Customers Bancorp. Mr. Sam Sidhu joined Customers in 2020 as the Vice Chair and Chief Operating Officer of Customers Bank and the Head of Corporate Development of Customers Bancorp. Mr. Sam Sidhu, son of Mr. Jay Sidhu, was the founder and chief executive of Megalith Financial Corp. LLC, a NYSE-listed financial technology-based special purpose acquisition company. Prior to launching Megalith Financial Corp. LLC, Mr. Sam Sidhu worked at Providence Equity Partners and at Goldman Sachs. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintech companies to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders’ efforts to support small businesses during the COVID-19 pandemic through the SBA’s PPP loans.
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
The deposits of the Bank are insured by the FDIC. The Bank’s home office is located at 40 General Warren Boulevard, Malvern, PA 19355. The main telephone number is (610) 933-2000.
Executive Summary
Customers’ Markets
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

Current Markets
Customers’ target market has been broadly defined as extending from Washington, D.C. to Boston, Massachusetts roughly following Interstate 95. In 2021, Customers expanded its target market to include Texas, Florida, North Carolina and other geographies. In 2022, Customers completed the consolidation of five branches into other existing locations in Southern Pennsylvania, as well as the relocation of a branch in Berks County, Pennsylvania into the Bancorp headquarters and the relocation of the Bank headquarters. In 2023, Customers recruited team members that originated a Venture Banking loan portfolio purchased from the FDIC to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. As of December 31, 2023, Customers had bank branches or LPOs serving businesses and consumers in the following locations:

Market	Offices	Type
Berks County, PA	2	Branch/LPO
Boston, MA	1	LPO
Chicago, IL	1	LPO
Dallas, TX	1	LPO
Hamilton, NJ	1	Branch/LPO
New York, NY	1	LPO
Philadelphia-Southeastern, PA	4	Branch/LPO
Portsmouth, NH	1	LPO
Providence, RI	1	LPO
Suffolk County, NY	1	LPO
Westchester County, NY	1	Branch/LPO
Wilmington, NC	1	LPO
In addition to the above locations, Customers had 41 other locations with executive and administrative offices and LPOs serving mortgage companies and small businesses in the Northeast and Mid-Atlantic regions, as well as the expanded markets throughout the United States as of December 31, 2023.
Customers believes its expanded target market has highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and opportunistic acquisition strategies. Customers believes that digital delivery without geographic limitations is the future of retail banking.
Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its high-tech/high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on opportunistic acquisitions and team lift-outs that further Customers’ objectives and meet its critical success factors. As Customers evaluates potential acquisition and asset purchase opportunities and team lift-outs, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the regulatory burden.

Competitive Strengths
•Experienced and respected management team. An integral element of Customers’ business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. During his tenure at Sovereign, Mr. Sidhu established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Head of Middle Market and Community Banking; and Lyle Cunningham, Chief Lending Officer and Head of Corporate and Specialty Banking; have over 30 years of experience. In addition, the banking to mortgage companies group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings 30 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives.
•Digital-forward super community bank. On July 1, 2021, Mr. Sam Sidhu became the President and Chief Executive Officer of Customers Bank. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintech companies to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders’ efforts to support small businesses during the COVID-19 pandemic through the SBA’s PPP loans. As a result, the executive management team undertook a complete rebranding to reposition Customers as a digital-forward super community bank that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. Fueled by a digital-forward, super community bank hybrid business model, and the Bank’s recent successes, Customers Bank launched other new commercial financial product lines and opened additional offices in key metro markets around the country.
•Unique asset and deposit generation strategies. Customers focuses on local market lending combined with relatively low-risk specialty lending verticals as we expand into new markets across the country. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multifamily and commercial real estate product line that has been primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multifamily and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialty lending businesses, commercial loans to mortgage originators and installment loans originated directly or with third-party fintech companies. Customers has significantly expanded its lending and deposit gathering activities through its specialty lending verticals including fund finance (capital call lines and lender finance), real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers’ commercial loans to mortgage originators is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the loans to mortgage companies, Customers earns interest and fee income and generates core deposits. Customers’ installment loan business is a national business in which Customers originates directly or purchases installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking products that generate core deposits nationally. Through the installment loans and digital, online savings banking products, Customers earns interest and generates core deposits. The digital-forward, super community bank hybrid business model enables Customers to earn interest income and generate core deposits.
•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and participating in lending verticals where historical loss rates are extremely low. Customers is selective with its consumer installment loan portfolios by focusing on prime borrowers (defined as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. The Bank is transitioning its consumer installment lending business from a held-for-investment to a held-for-sale strategy to further reduce credit risk. Customers has also formed a Special Assets Group (“SAG”) to manage classified and NPAs. As of December 31, 2023, only $27.1 million, or 0.21%, of the Bank’s total loan portfolio was non-performing.
•Superior community banking model. Customers expects to drive organic core loan and deposit growth by employing its single-point-of-contact strategy, which provide specific relationship managers or private bankers for all customers, delivering an appointment banking approach available 12 hours a day, seven days a week. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture and mobile banking, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows the Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.

•Acquisition expertise. The depth of Customers’ management team and their experience successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers’ team, which includes the acquisition and integration of over 35 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Over the last several years, Customers’ inorganic growth strategy has been primarily focused on hiring highly experienced and seasoned bankers, generally from larger financial institutions, to lead the built-out of lending and deposit gather verticals aligned with their specific expertise. This strategy was most recently employed through the onboarding of a Venture Banking team that had previously originated and serviced loans acquired from the FDIC. Customers will continue to pursue these team lift-out strategies as well as considered more traditional forms of bank acquisitions when the opportunities present themselves.
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
Segments
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly-owned subsidiary of Customers Bank and a component of BankMobile, through a merger with Megalith Financial Acquisition Corp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” All of BankMobile’s serviced deposits and loans including the related net interest income remained with Customers Bank after the completion of the divestiture. Following the completion of the divestiture of BMT, BankMobile’s serviced deposits and loans and the related net interest income were combined with Customers’ financial condition and results of operations as a single reportable segment. In December 2023, Customers successfully transferred a substantial portion of the serviced deposits to another banking institution. Refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 3 – DISCONTINUED OPERATIONS” to Customers’ audited consolidated financial statements.
Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services such as CBITTM, to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including specialty loans, commercial mortgage warehouse loans, multifamily and commercial real estate loans, business banking, small business loans, equipment financing, residential mortgage loans and installment loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing and interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts and cash management services.
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers’ primary focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA loans), specialty lending, commercial loans to mortgage companies, multifamily and commercial real estate lending and commercial equipment financing, and
•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies and other marketplace lenders.
Commercial Lending
Customers’ commercial lending activities are divided into six groups: business banking; small and middle market business banking; specialty banking; multifamily and commercial real estate lending; mortgage banking lending; and SBA lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, stronger asset quality, lower interest-rate risk and higher productivity levels.
The commercial lending group, including commercial and industrial loans, owner occupied commercial real estate loans and specialty lending, focus on building business relationships that provide a complete offering of financial services customized to the present and future needs of each business customer.

The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized, including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers’ sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
Customers’ specialty banking includes commercial equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
In 2023, Customers acquired $631.0 million of a venture banking loan portfolio at a discount from the FDIC. Customers has also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio has been combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms has been combined with Customers’ existing capital call lines vertical within fund finance.
Also in 2023, Customers sold $670 million of short-term syndicated capital call lines of credit within specialty lending consisting of $280.7 million of loans held for investment and $389.3 million of unfunded loan commitments. The Bank exited completely from these non-strategic, short-term syndicated capital call lines of credit, which did not provide any deposit relationships.
The goal of commercial loans to mortgage banking businesses is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our commercial loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. During the years ended December 31, 2023 and 2022, Customers Bank funded $20.1 billion and $29.0 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The commercial loans to mortgage companies are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (including crane and utility), marine, franchise, general manufacturing (including machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2023 and 2022, Customers had $547.0 million and $560.3 million, respectively, of equipment finance loans outstanding. As of December 31, 2023 and 2022, Customers had $205.7 million and $157.4 million, respectively, of equipment finance leases outstanding. As of December 31, 2023 and 2022, Customers had $205.7 million and $197.3 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $77.7 million and $52.6 million, respectively.
The goal of Customers’ multifamily and commercial real estate lending group is to manage a portfolio of high-quality multifamily and commercial real estate loans within Customers’ covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multifamily property, plus an assignment of all leases related to such property. Customers had $2.1 billion and $2.2 billion of multifamily loans outstanding as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, Customers Bank had $11.5 billion and $13.5 billion, respectively, in commercial loans outstanding, composing approximately 86.8% and 85.8%, respectively, of its total loan portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and loans receivable, PPP. During the years ended December 31, 2023 and 2022, the Bank originated $2.9 billion and $7.0 billion, respectively, of commercial and industrial loans and leases, exclusive of multifamily loan originations, loans to mortgage originators via warehouse facilities and PPP loans.

Paycheck Protection Program
On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the SBA’s PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 27, 2020, the CAA was signed into law, which provided $284 billion in additional funding for the SBA’s PPP for small businesses affected by the COVID-19 pandemic. The CAA provided small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships and purchases. Customers had $74.7 million and $998.2 million of PPP loans outstanding as of December 31, 2023 and 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met, and earn a fixed interest rate of 1.00%. Customers substantially completed processing forgiveness and guarantee claims for the PPP in early 2023.
Consumer Lending
Customers originates and purchases installment loans to be held for investment or to be held for sale through arrangements with third-party fintech companies. Customers performs extensive due-diligence procedures on existing and potential fintech partners and only originates and purchases loans that meet its defined credit parameters, which includes but is not limited to minimum FICO scores and debt to income ratios. As part of its due-diligence process, Customers reviews loan level data, historical performance of the asset and distribution of credit and loss information. Customers does not originate or purchase installment loans to be held for investment that are considered sub-prime at the time of origination, which Customers considers to be those with FICO scores below 660.
In 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash.
As of December 31, 2023 and 2022, Customers had $1.7 billion and $2.2 billion, respectively, in consumer loans outstanding (including consumer loans held for investment and held for sale), comprising 13.2% and 14.2%, respectively, of Customers’ total loan portfolio. During the years ended December 31, 2023 and 2022, Customers purchased $101.0 million and $481.0 million of consumer loans held for investment, respectively. During the years ended December 31, 2023 and 2022, Customers purchased $25.0 million and $200.0 million of consumer loans held for sale, respectively.
Customers also provides home equity and residential mortgage loans to customers. Underwriting standards for home equity lending are conservative, and lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. These areas also support Customers’ commitment to lower-and-moderate-income families in its market area.
Customers Bank has a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, Customers is offering an “Affordable Mortgage Product.” This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers’ assessment areas.
Private Banking
Customers has a Private Banking model for its commercial clients in the major markets within its geographic footprint. This unique model provides unparalleled service to customers through an in-market team of experienced private bankers. Acting as a single-point-of-contact for all the banking needs of Customers’ commercial clients, these private bankers deliver the whole bank – not only to its clients, but to their families, their management teams and their employees, as well. With a world-class suite of sophisticated cash management products, these private bankers deliver on Customers’ “high-tech, high-touch” strategy and provide real value to its mid-market commercial clients.

Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Customers also focuses on specialty businesses as a source of lower-cost core deposits, including property management and mortgage banking businesses, title and escrow funds, health savings accounts, and Section 1031 of the IRS exchange deposits. Using its “high-tech, high-touch” model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market accounts and certificates of deposits obtained through listing services and borrowings from the FRB and FHLB as a source of funding.
In 2021, Customers Bank launched CBITTM on the TassatPayTM blockchain-based instant B2B payments platform, which serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2023 and 2022, Customers Bank held $2.8 billion and $2.3 billion of deposits from customers participating in CBIT, respectively. The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $826.9 million and $23 thousand at December 31, 2023 and 2022, respectively.
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
Competition
Customers competes with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, private credit funds, fintech companies, mutual funds, money market funds and certain government agencies. Financial institutions compete principally on the quality of the services rendered, interest rates offered on deposit products, interest rates charged on loans, fees and service charges, the convenience of banking office locations and hours of operation and, in the consideration of larger commercial borrowers, lending limits.
Many competitors are significantly larger than Customers and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers’ larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers’ decision makers and competitive interest and fee structure. Customers also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet and digital banking, and the convenience of our single-point-of-contact business model.
Customers’ current market is primarily served by large national and regional banks, with a few larger institutions capturing a significant portion of deposit market share. Customers’ large competitors primarily utilize expensive, branch-based models to sell products to consumers and small businesses, which requires Customers’ larger competitors to price their products with wider margins and charge more fees to justify their higher expense base. While maintaining physical branch locations remains an important component of Customers’ strategy, Customers utilizes an operating model with fewer and less expensive locations, thereby lowering overhead costs and allowing for greater pricing flexibility.

Customers Bank’s CBIT on the TassatPay blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments. If a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve’s FedNow Service, a virtual real time payment system for banks launched in 2023) we could lose these deposits. Even if we are otherwise able to grow and maintain our deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. There may be competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, new technologies, such as the blockchain and tokenized payment technologies used by CBIT, could require us to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including fintech companies.
ESG
ESG considerations are integrated across our business and incorporated into the policies and principles that govern how we operate. We continuously seek to address some of the practical challenges in balancing short-term and long-term business trade-offs to ensure that our stakeholders and shareholders prosper together. Our approach to ESG management includes promoting sound corporate governance, effective risk management and controls, investing in our team members and cultivating a diverse and inclusive workforce and flexible work environment, supporting and strengthening the communities in which we live, work and serve, and operating our business in a way that demonstrates our dedication to environmental sustainability. Giving back and leading with dignity are the cornerstones of our culture and identity. Our ESG program is managed by a dedicated management ESG committee, which reports to and is subject to the oversight of the ESG Committee of our Board of Directors.
Human Capital
Customers’ success is intrinsically linked to our ability to consistently attract, develop, and retain a diverse pool of highly qualified and engaged team members who are also committed to delivering on our corporate and cultural strategies. Customers does this by optimizing our workforce, developing our leaders and team members, and creating a safe and supportive workplace environment. In turn, 94% of our team members demonstrate their dedication by choosing to bank with us and over half of their annual incentives are received in company stock.
Team Member Profile
The following table describes the composition of the Customers workforce on December 31, 2023 and 2022:

	December 31,
Team Members	2023	2022
Full-time Team Members	711	665
Part-time Team Members	3	3
Total Team Members	714	668

Women	50%	53%
Minorities	24%	17%
Our voluntary turnover in 2023 was 8.9%.
Talent Acquisition
The demand for highly qualified candidates increases as our business grows. In the pursuit of securing top-tier talent aligned with our organizational objectives, the Talent Acquisition team has crafted a robust framework aimed at identifying, attracting, and onboarding exceptional individuals. We recruit nationally and are currently located across 32 states. Customers’ recruitment strategies encompass a diverse array of channels and tactics tailored to reach a broad spectrum of candidates. We leverage traditional (and also pursue innovative) methods, including job boards, social media platforms, and team member referrals, casting a wide net to attract candidates with the requisite skills and qualifications.
To cultivate a talent pool that sets Customers apart from its competitors and aligns with our strategic objectives, particularly in the realms of digitization and technological advancement, we undertook significant hiring initiatives in 2023. A total of 195 new team members were welcomed across various parts of our business, encompassing revenue generation, compliance, and shared services. These strategic additions not only enrich our workforce but also fortify our capabilities to thrive in an ever-evolving marketplace.

Our talent acquisition efforts continue to focus on attracting top talent that aligns with our diversity, equity, inclusion, and belonging initiatives, recognizing the value of a diverse workforce in driving innovation and fostering a culture of belonging. Our Talent Acquisition team partners with managers and leadership to ensure diverse pools of candidates are considered by incorporating inclusive language in job postings and posting positions to diversity job boards. Customers attracts talented individuals with a combination of competitive pay, benefits package, incentives, and reward programs.
Central to our talent acquisition philosophy is the provision of an exceptional candidate experience at every stage of the recruitment process. From the initial outreach and application submission to interviews, assessments, and final offers, we prioritize transparency, communication, and responsiveness to ensure that candidates feel valued and engaged throughout their interactions with our organization.
As our business continues to evolve, so does the way we need to attract talent to achieve future success. Customers remains committed to refining and evolving our talent acquisition practices meeting the evolving needs of our organization and the dynamic external landscape. Continual investment in technology, data analytics, employer branding, and talent pipeline development will support our efforts to attract, engage, and retain top talent, positioning us for sustained success in the marketplace.
Internship Program – Investing in Early Careers
Our Internship Program provides interns with a hands-on experience tailored to their roles, including collaborating on team projects, assisting with streamlining tasks and processes, and participating in a “Fundamentals of Banking” speaker series featuring Senior Leaders from within the organization. The 2023 session marks the second cohort since pre-pandemic programs, during which Customers implemented a competitive selection process focusing on interns from universities within our markets that are currently majoring in programs aligned with the Bank’s areas of operation.
The program’s long-term objective is to build a talent pipeline capable of seamlessly transitioning into full-time, high contributing team members upon graduation. To enrich their experience, interns participated in weekly Intern-Only check-ins, fostering skill sharing, project discussions, and relationship building.
Customers successfully converted five (5) interns into regular employment positions throughout the Bank. These interns not only gained insight into their respective fields of study within the Bank but also had to collaborate cross-functionally with their peers. Based on the positive feedback and overall success of the 2023 cohort, the program will continue to expand in 2024 to include additional business units within Customers.
Learning and Professional Development
Customers remains committed to fostering a culture of continuous learning, leveraging technology to drive initiatives that provide an engaging, personalized and varied learner experience accessible to all team members, at every stage of their career.
Team members are empowered to learn new skills, establish and meet personalized development goals, take on new roles and become better leaders. Customers’ performance management program is an interactive practice that engages team members through performance reviews, goal setting and on-going feedback from managers to their team members. We have leadership competencies in place to help advance and support an increasingly digital strategy with an emphasis on the three Q’s: Emotional Intelligence (EQ), Adaptability (AQ), Technical Skills and Knowledge (IQ).
Learning Initiatives:
•Learning & Development – All team members are encouraged to participate in learning and development opportunities that align with their career goals. Team members are empowered to upskill, reskill, and grow professionally by leveraging best in class digital platforms, podcasts, digital learning events and recommended articles. Additionally, in support of our team members’ educational goals, tuition assistance is available to those interested in pursuing higher education opportunities or professional certifications.
•Digital Learning Platform – We continue to offer online training and access to a digital library of over 16,000 courses and a broad range of learning solutions. Team members have access to business, design, and technology courses to help them develop critical competencies and key leadership attributes. The learning platform offers a tremendous potential for managers and team members to create development plans as part of the performance review process.

Team Member Engagement
2023 was a year devoted to supporting team members with three assigned shared days in the office in an enhanced hybrid model to foster in-person collaboration. We continue to focus on our customers, deliver what we promise, and promote an environment where our team members feel connected, supported and valued.
Team Member Engagement Initiatives:
•Award winning Wellness Program:
◦2023 introduced a new enhancement to our wellness platform whereby team members can participate in on-demand activities to improve their physical and mental well-being
◦Customers strives to create a culture of wellness by engaging and positively impacting each team member. Our robust wellness program offers a variety of challenges, workshops, webinars, and health coaching sessions.
◦The program focuses on overall well-being: physical, mental, emotional, and financial. The wellness program has a multi-tiered reward system in which wellness points are awarded to team members for their participation.
◦Over 200 team members participated in the program in 2023, with 116 successfully completing the program.
•Corporate Trainer – We continue to promote Bank-sponsored personal training sessions offered both in person and virtually to all team members throughout the company. Programs include body relaxation, body muscle recovery, light pain management, and strengthening exercises. 139 team members participated in this benefit in 2023.
•Day of Learning – Team members are granted up to 8 hours of paid time off to participate in an educational course, seminar, or class.
•Matching Gift Program acknowledges the importance of both individual and corporate support for charitable organizations. Customers continues to match team members’ financial contributions, up to $500 annually.
•Community Service Day – Team members can earn up to 8 hours paid time off for participating in a qualifying event of community service.
•Team Member Referral Program – The program is a strategy and initiative that monetarily rewards team members for successfully referring highly qualified candidates for open positions. We offer three referral bonus reward levels to team members who submit qualified referrals who are subsequently hired. In 2023, 63 hires were referrals from team members, with 19 team members being eligible to receive a referral bonus.
•United Way – Customers continues to encourage team members to support their local United Way Chapters which provide significant support to the communities in which they live and work. The Company continues to match team member contributions dollar for dollar. Team members who contribute at a certain level are eligible for additional paid time off.
•Juneteenth – Federal holiday commemorating the emancipation of enslaved African Americans is incorporated into our Bank holidays.
•Digital Feedback Tool – Team members need to be heard, included, recognized, and cared for and provided with positive leadership to promote a productive and engaging working environment. Customers utilizes a feedback software tool to foster continuous feedback by surveying our team members on a periodic basis on subject matters relating to their work environment, managers, work life balance and overall engagement.
Benefits
Customers views health care as an essential element in building and sustaining a fulfilled, successful, and rewarding work-life balance. The Company offers a variety of health, life, disability and voluntary insurance programs to protect our team members and their families. We continually evaluate our benefit packages to ensure they satisfy the needs of our team members.

Customers continues to actively encourage team members to prioritize their mental well-being with several tools, initiatives and resources. The Company continues to provide free of charge access to telehealth services to include general medicine, dermatological visits, nutritional counseling, mental health visits, neck and back care, among other services, to team members and their qualified dependents. Our health advocacy vendor continues to assist with services ranging from health care and insurance-related issues to providing one-on-one support for improving health and well-being. In addition to providing access to registered nurses, medical directors and benefits and claims specialists, team members also have access to an Employee Assistance Program (“EAP”). The EAP provides confidential counseling, legal, financial and referral services. EAP participants are entitled to three face-to-face consultations free of charge.
In 2023, Customers enhanced the Company-paid Life, ADD, STD and LTD benefits as well as kept team member deductions flat for the 7th year in a row. A new supplemental benefit carrier was introduced adding a hospital indemnity plan for eligible team members.
We continue to offer team members free access to a premium membership for ongoing care for their families. Resources include access to nannies, senior caregivers, transportation assistance, tutors, summer camps, special needs caregivers and more.
Customers offers a 401(k) plan whereby eligible team members may contribute an amount (percentage) of their salary (less applicable tax and benefit deductions) and the Company will provide a matching contribution. 95% of team members actively participate in the 401(k) plan. The company hosts a series of financial well-being sessions focusing on a variety of topics each year.
•Financial Wellness Workshops – These workshops, hosted by our 401(k) provider, aim to improve the financial literacy of all team members, equipping them to reach their savings objectives and attain financial well-being. Topics covered included steps on how to invest, saving for the future, and money management.
•Retirement Readiness Workshop – This workshop is hosted by our 401(k) Plan Investment Advisors and are target all team members who have reached at least age 50 or over to help them to begin the process of preparing for retirement. Topics covered include Medicare, when to start collecting Social Security, budgeting for and in retirement, and education on 401(k) withdrawals in retirement.
Diversity, Equity, Inclusion & Belonging
At Customers, we are committed to establishing a workplace culture which is built upon a foundation of dignity, mutual trust, integrity, and transparency. We believe that being intentional about applying the principles and practices of diversity, equity, inclusion and belonging (DEIB) is essential to achieving the level of Cultural Intelligence (CQ) necessary to move us forward. The Customers Bank Diversity Council continues to evolve and remained steadfast in its commitment to DEIB initiatives along with fresh perspectives and renewed energy in driving initiatives forward. Efforts were made to maintain momentum in pursuit of DEIB goals establishing clear objectives, measurable goals, accountability, and succession planning to sustain a robust DEIB culture into the future.
The Council also works to develop and oversee the organization’s EDIFY Initiatives which include DEIB-related education, training, resources, programs, team member engagement, etc. This includes the bank’s team member-driven emERGe Forums, which are Employee Resource Groups designed to strengthen team member engagement, support the unique needs of each group, and increase cultural awareness and understanding through allyship. Efforts were made to strengthen and foster the emERGe Forums including, Asian American Pacific Islander (AAPI), Black Excellence, HOLA! (Latino), LGBTQ+, Millennial/GenZ and the Women’s forum.
DEIB activities in 2023:
•LGBTQ+ Forum represented the bank by sponsoring a table at the annual LGBTQ+ event in Reading, PA.
•All forums came together to host emERGe Forum events at our Malvern and West Reading facilities which included multicultural foods, games, a photobooth and information about the forums.
•Freedom Scholarship Program was created in 2020 in tribute to Juneteenth, the annual celebration of the emancipation of African American slaves in the United States. We recognize that the promise of freedom is vitally linked to the power of, and access to, quality education. The Customers Bank Freedom Scholarship Program is our way of providing financial support to dependents of eligible team members towards their educational endeavors. In 2023, a total of $100,000 was distributed among 14 of our team members’ children.

Management and Succession Planning
Strategic succession management starts with position-based succession planning approach and is implemented alongside our performance management process to facilitate cohesive people-centric decision-making and follow-through. This proactive approach ensures a sustainable pipeline of internal talent primed for our most senior, key executive, and critical positions, and that these individuals are intentionally developed for enhanced leadership responsibility. There is critical focus on strengthening talent in the succession pipeline, with a focus on individuals who have the required leadership, functional and technical expertise as well as a broad understanding of the bank.
The process is used to identify successors of key management positions and is aimed at continuously deepening our leadership bench of talent to ensure that strategic goals and priorities are achieved, and a plan is established for key management change.
We continue to partner with leadership to also identify high potential team members who possess the technical abilities and leadership attributes to be assessed and considered for succession.
Digital Transformation of People Operations
With the prior implementation of one of the world’s top enterprise resource planning (ERP) platforms to support Human Resources and Financial functions, we continue to tap into the potential of the system and have created detailed reporting and structured dashboards to share with our senior leaders and management board members. This platform has enabled us to effectively integrate, digitize, and improve financial and human resource administrative functions into a single unified solution.
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “Investors” – “SEC filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov. Customers Bancorp has adopted a Code of Ethics and Business Conduct that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer), which is available at www.customersbank.com/investor-relations/governance-documents. In addition, any future waivers from a provision of the Code of Ethics and Business Conduct will be posted at this internet address.
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
Customers Bank has assets in excess of $10 billion, and accordingly, is subject to the supervision, examination and enforcement jurisdiction of the CFPB and is subject to higher FDIC premium assessments applicable to institutions with assets exceeding $10 billion. As a public company, we also file reports with the SEC and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act, as amended, and the Exchange Act, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the NYSE, we are subject to NYSE’s rules for listed companies, including rules relating to corporate governance.

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

The Federal Reserve Board’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of “Tier 1” capital to “adjusted total assets” of not less than 3.0%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the Federal Reserve Board, and is required to be at a level commensurate with the nature of the level of risk of the bank’s condition and activities.
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
The rules include risk-based capital and leverage ratios, were phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bancorp and Customers Bank under the final rules are:
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
In addition, the final rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income (loss) in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available for sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Bank selected the opt-out election in its March 31, 2015 Call Report.

The final rules also set forth the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:”
(i) a common equity Tier 1 capital ratio of 6.5%;
(ii) a Tier 1 risk-based capital ratio of 8%;
(iii) a total risk-based capital ratio of 10%; and
(iv) a Tier 1 leverage ratio of 5%.
The final rules set forth certain provisions relating to the calculation of risk-weighted assets. The standardized approach final rule utilizes an increased number of credit-risk exposure categories and risk weights and also addressed:
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
In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years, with 25% of the day-one impact recognized on the adoption date (January 1, 2020 for Customers) and an additional 25% recognized annually on January 1 for the next three years.
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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
As of December 31, 2023 and 2022, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers’ regulatory capital ratios, refer to “NOTE 19 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements.
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
In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.
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

On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the PPPLF and MMLF. Pursuant to the final rule, the FDIC generally removed the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF.
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the DIF meets or exceeds two percent. As a result of the new rule, the FDIC insurance costs of Customers Bank increased.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods beginning in the first quarter of 2024. Customers recorded $3.7 million of FDIC special assessment in the consolidated statement of income for the year ended December 31, 2023. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall assessment on a one time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Community Reinvestment Act. Under the Community Reinvestment Act of 1977, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve Board, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions. Federal banking agencies have demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The Federal Reserve Board is required to assess Customers’ record to determine if it is meeting the credit needs of the community, including the low-and-moderate-income neighborhoods that it serves. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 amended the CRA to require, among other things, that the Federal Reserve Board make publicly available an evaluation of the bank’s record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve or substantial noncompliance) and a statement describing the basis for the rating. In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low- and moderate income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. Customers will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to Customers’ financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In April and May 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (i) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (ii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule required Customers to adopt a clawback policy within 60 days after such listing standard becomes effective, which Customers did on November 15, 2023.
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
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer's express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with less than $50 billion in total assets, compliance would be required approximately 2.5 years after adoption of the final rule.
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

UDAP and UDAAP. Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as “UDAP,” and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as “UDAAP,” which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Privacy Protection and Cybersecurity. The Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties.
The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If Customers fails to observe such regulatory guidance or standards, Customers could be subject to various regulatory sanctions, including financial penalties. Under a final rule adopted by federal banking agencies in November 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in December 2023, the SEC imposed rules that require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Privacy and data security areas are expected to receive increased attention at the federal level. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. In addition, other jurisdictions in which our customers do business, such as the European Union, have adopted similar requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.
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
In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
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
•Risks related to the Bancorp’s banking operations:
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
◦Risks related to the commercial real estate market;
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
◦Risks related to our concentration in certain business lines or product types;
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
◦Risks associated with negative public opinion regarding us;
•Risks related to the divestiture of BMT:
◦Risks associated with BM Technologies through our various service agreements with BM Technologies;
•Risks related to macroeconomic conditions, COVID-19, climate change and geopolitical conflicts:
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
Lending money is a substantial part of our business, and each loan and lease carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment of the full amount owed. This risk is affected by, among other things:
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

Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. Under the CECL model pursuant to ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), we are required to present certain financial assets reported at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. At December 31, 2023, Customers’ ACL totaled $135.3 million, which represented 1.13% of total loans and leases held for investment.
In determining the amount of the ACL, significant factors considered include loss experience in particular loan portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers’ charge-offs by particular loan portfolio and changes in current and future economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our ACL may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in additions to the ACL.
Management reviews and re-estimates the ACL quarterly. Additions to our ACL as a result of management’s reviews and re-estimates could materially decrease net income. Our regulators, as an integral part of their examination process, periodically review our ACL and may lead us to increase our ACL by recognizing additional provisions for credit losses on loans and leases charged to expense, or to decrease our ACL by recognizing charge-offs, net of recoveries. Any such additional provisions for credit losses on loans and leases or net charge-offs could have a material adverse effect on our financial condition and results of operations and possibly risk-based capital.
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. We elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
Changes in the composition of our loan portfolio may expose us to increased lending risks.
From time to time, we implement changes in the composition of our loan portfolio to emphasize and deemphasize certain types of loans, such as commercial and industrial loans, including specialty loans, loans to mortgage companies and loans to consumers. We may achieve these changes through originations or purchases or sales of loan portfolios from or to third party originators or fintech companies. Our focus will change, based on our evaluation of current and predicted market conditions and opportunities. Changes in the composition of our loan portfolio could have a significant adverse effect on our overall credit profile, which could result in a higher percentage of non-accrual loans, increased provision for loan losses, loss of future income on loans sold, sales of loans at a discount below book value and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, inflation, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels, higher inflation, increased interest rates or declines in home prices could adversely affect borrowers’ ability to repay their loans, which could negatively impact our credit performance.
As of December 31, 2023, Customers had $1.7 billion in consumer loans outstanding, or 13.2% of the total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse at fair value and loans receivable, PPP, compared to $2.2 billion, or 14.2% of the total loan and lease portfolio, as of December 31, 2022.
Our emphasis on commercial, commercial real estate and mortgage warehouse lending may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans including our specialty lending verticals. Commercial loans, including commercial real estate loans, can expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property, which could be affected by factors outside of the borrower’s control, and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. In addition, we may need to increase our allowance for credit losses in the future to account for an increase in expected credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

We are also a lender to mortgage companies, where we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. Fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
This business is subject to seasonality of the mortgage lending business, and volumes have been declining as interest rates increased. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2023, we had $11.5 billion in commercial loans outstanding, approximately 86.8% of our total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse at fair value and loans receivable, PPP, as compared to $13.5 billion, or 85.8% of the total loan and lease portfolio, as of December 31, 2022.
We are subject to risks arising from conditions in the commercial real estate market.
Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, ability to raise rents and find tenants able to pay such rents, or changes in government regulations. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for loans declines materially, a significant part of the loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain areas within the real estate industry may have an effect on the values of real estate pledged as collateral for loans. The inability of purchasers of real estate to obtain financing may weaken the financial condition of borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries and may impact the value of real estate in areas where such industries are concentrated. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, results of operations and financial condition.
Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtailed rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminated the ability for apartments to exit rent regulation; (iii) eliminated vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. In total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. As of December 31, 2023, our total multifamily exposure in New York State was approximately $1.2 billion, of which approximately $631.4 million, or 52.9%. was provided for loans to properties with 50% or more rent-regulated units, primarily in New York City. In 2024 and 2025, there are $56.2 million, or 8.9% of these loans that will mature or have an interest rate reset.

The fair value of our investment securities fluctuates due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2023, the fair value of our available for sale investment securities portfolio was $2.4 billion. We have historically followed a conservative investment strategy, with concentrations in securities that are backed by government-sponsored enterprises. Since 2020, we have been seeking to increase yields through more aggressive strategies, which has included a greater percentage of corporate securities, non-agency mortgage-backed securities and other structured credit products. Factors beyond our control significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management’s intent to sell the securities, could cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
Our geographic concentration in the Northeast and Mid-Atlantic regions makes our business susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.
We have experienced exponential growth over the last five years as a result of significant expansion in our national specialty lending verticals as well as participating in the SBA’s PPP, and expanded our franchise in new geographies such as Texas, Florida, North Carolina. In June 2023, Customers acquired a Venture Banking loan portfolio at a discount from the FDIC. Customers has also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. We intend to grow in these new markets and enter additional markets in the future. As of December 31, 2023, our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends in part upon economic conditions in these regions. These regions have experienced deteriorating local economic conditions in the past, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is a decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened. We expect our loan and deposit activities to continue expanding beyond the Northeast and Mid-Atlantic regions to service customers across the nation.

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
Our loan and deposit portfolios contain concentrations in certain business lines or product types that have unique risk characteristics and may expose us to increased risks.
Our loan and deposit portfolios consist primarily of commercial and industrial loans, including specialty lending activities, multifamily lending, commercial real estate loans, and loans to mortgage companies, and related deposits, which contain material concentrations in certain business lines or product types. These loan and deposit concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to or deposit balances from a single customer or group of related customers. Consequently, an adverse development with respect to one credit relationship, business line or product type may adversely affect us.
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
Our customers also rely on us to deliver personalized financial services. Our strategic model is dependent upon relationship managers and private bankers who act as a customer’s single point of contact to us. Many of our specialized lending verticals rely on our relationship managers’ expertise and relationships in their respective industries. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities, and we may not be able to retain such relationships absent the individuals. In any case, if we are unable to attract and retain our relationship managers and private bankers and recruit individuals with appropriate skills and knowledge to support our business, our growth strategy, business, financial condition and results of operations may be adversely affected.
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
Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, such as those in our compliance, finance, risk and legal departments, could have a material adverse effect on us. Because many of our team members continue to work remotely on a “hybrid model”, the ability of our key personnel and other management to motivate personnel and maintain corporate culture may be adversely affected.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.
Commercial and consumer banking is highly competitive. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our loan products and the revenue realized on the sale of loans, and ultimately reduce our net income. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, private credit funds, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers and fintech companies, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also be subject to less restrictive regulation than we are, exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.
We expect to drive organic growth by employing our single-point-of-contact strategy, which provides specific relationship managers or private bankers for all customers, and by focusing on our corporate and specialty banking verticals. Many of our competitors provide similar services, and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.
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
•the ability to effectively manage our enterprise risk; and
•the ability to operate our business effectively and efficiently.
Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.

In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as the “fintech companies” and market place lenders, to offer products and services that have traditionally been offered by financial institutions. The process of “disintermediation,” or removing banks from their traditional role as financial intermediaries, could result in loss of customer deposits and other sources of revenue, which could have a material adverse effect on our financial condition and results of operations. Further, in many cases fintech companies and similar non-bank financial service firms, unlike the Bank, are not subject to extensive regulation and supervision. The absence of significant oversight and regulatory compliance obligations may allow such companies to realize certain competitive advantages over us, which has resulted in increased competition for our customers’ business. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
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
Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets and liabilities, loan and investment securities portfolios and our overall financial results. Changes in interest rates may also have a significant impact on borrower behaviors and any future loan origination revenues. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We have incurred debt and may incur additional debt in the future, and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest-rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.
Acceptance and success of CBIT, our blockchain-based instant B2B payments platform, is subject to a variety of factors that are difficult to evaluate.
Customers Bank’s CBIT on the TassatPay blockchain-based instant B2B payments platform serves a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the TassatPay instant B2B payments platform. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2023 and 2022, Customers Bank held $2.8 billion and $2.3 billion of deposits from customers participating in CBIT, respectively. These customers are primarily concentrated in the digital currency industry, which has experienced significant disruptions and bankruptcies of FTX and other participants in the digital currency industry in 2022. Customers Bank has no loans to any customers in the digital currency industry. However, continued disruptions in the digital currency industry could have adverse effects on Customers’ business, reputation, financial condition and results of operations.

The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $826.9 million and $23 thousand at December 31, 2023 and 2022, respectively.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve clients, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as “fintech companies” and market place lenders, to offer products and services that have traditionally been offered by financial institutions. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
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
As noted above, our commercial customers utilizing CBIT are currently concentrated in the digital currency industry. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies, including the technologies underlying digital currencies, such as blockchain, and the services associated with digital currencies and blockchain. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Adverse events or publicity in the digital currency industry creates reputational risk for us. Because the sector is relatively new, additional risks may emerge which are not yet known or quantifiable.
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
•the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware or other scams by our customers;
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

If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of CBIT and our instant B2B payments initiative may be diminished, resulting in a decrease in our deposit balances and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to CBIT (such as Federal Reserve’s FedNow Service, a virtual real time payment system for banks launched in 2023), we could lose non-interest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our strategy to service the digital assets industry.
Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-to-no cost deposit base. At times we face competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our non-interest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we would lose a low-cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have material effect on our business, financial condition and results of operations.
Our computer systems and network infrastructure and those of our third-party service providers, including CBIT and the instant payments platform on which it operates, could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our and our third-party service providers’ ability to protect computer equipment upon which these technologies operate against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of our or a third-party service provider’s team members or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry.
The technology underlying CBIT and the instant payments platform on which it operates may not function properly, which may have a material impact on Customers’ operations and financial condition. This same risk exists on our other technology and processing systems, such as data processing, loan servicing and deposit processing systems that are outsourced to third-party service providers. The importance of CBIT to Customers’ operations means that any technological problems in its functionality may have a material adverse effect on Customers’ operations, business model and growth strategy.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major technology and business process functions, such as data processing, loan servicing and deposit processing systems to third-party service providers. If we do not effectively select, implement and monitor our outsourcing relationships, or if the third-party service providers do not adequately perform their services or are unable to continue to provide services to us as a result of their own operational or technological limitations or financial or other difficulties, our operations may be materially and adversely affected. While we select third-party service providers carefully, we do not control their operations and at times they encounter difficulties, including disruptions in communications, failures to handle current or increased transaction volumes, cyberattacks, security breaches, data corruption or similar events, during which our ability to operate effectively is adversely affected. Certain of our third-party service providers have experienced performance issues, financial difficulties (including bankruptcy) and staff shortages, and others will in the future. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us. In addition, the termination of third-party software licenses or service agreements on which any of our information technology and telecommunications systems are based, or other disruption in our relationships with third-party service providers, could adversely affect our operations, and securing replacement licenses and/or engaging alternative third-party service providers and integrating the related technology and services into our systems could result in increased costs and operational difficulties.
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
Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively and in a cost-efficient manner is dependent on the ability to keep pace with technological advances, including recent developments in AI, and to invest in new technology as it becomes available. Certain competitors may have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.
Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customer’s experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.
Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, and financial condition.
Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.
We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, team members and others. This information is necessary for the conduct of our business activities, including the ongoing maintenance of deposit, loan and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of our products and services. In addition to confidential information regarding our customers, team members and others, we compile, process, transmit and store proprietary, non-public information concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
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
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were intentionally or erroneously provided to parties who were not permitted to have the information, either by fault of the systems or our team members or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on our behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Such inadvertent disclosures have occurred and are likely to occur in the future. Any disclosures of confidential or proprietary information, whether intentional or unintentional, subject us to liability for damages, including expenses of credit monitoring for those effected, and reputational damage. Additionally, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Breaches of security measures, computer viruses or malware, fraudulent activity and infrastructure failures could materially and adversely affect our reputation or harm our business, including the unauthorized access to or disclosure of data relating to third-party serviced deposit account holders.
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
Unauthorized access to our computer systems or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our customers, cause a decrease in transactions by individual cardholders, expose us to liability for unauthorized purchases and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data-security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.
In addition, our account holders disclose certain “personally identifiable” information, including contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or team members acting unlawfully or contrary to our policies or other individuals, could improperly access our or our third-party service providers’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored or processed by third-party service providers, it is possible that these third-party service providers could intentionally, negligently or otherwise disclose data about our clients or customers.
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
Our information systems have been, and will continue to be, subject to cybersecurity breaches, which lead to fraudulent activity that can result in identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers or team members are the targets of scams that result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations. Because many of our team members continue to work remotely on a “hybrid model”, the risk of cybersecurity breaches is increased.
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
In addition, our team members, systems and customers are regularly targets of fraudulent activity. A significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Additionally, significant fraudulent activity related to a specific product offering may lead us to limit or discontinue such product. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to certain customers for uncollectible account holder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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
Negative public opinion regarding us could adversely affect our business, results of operations, and financial condition.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition. Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and is expected to increase as our size, profile and product offerings in the financial services industry grows. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our team members, the customers with whom we have chosen to do business, the industries in which we operate, corporate initiatives (such as those related to diversity, equity and inclusion or ESG) and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, or maintain existing, loan and deposit customers, team members and business relationships, and could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to raise capital or implement our growth strategy. The proliferation and increasing influence of social media websites, as well as the personal use of social media by our team members and others, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation, adversely affect our stock price or the public’s perception of our stability or viability, or have other negative consequences. Although we have policies and procedures in place intended to detect and prevent conduct by team members and third-party service providers that could potentially harm customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Any damage to our reputation could have a material adverse effect on our business, results of operations, and financial condition.
Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.
Customers is subject to a variety of risks arising from ESG matters as governmental and regulatory bodies, investors, customers, team members and other stakeholders and third parties have been increasingly focused on ESG matters. ESG matters include, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Customers’ relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and team members and could have a negative impact on the market price for securities.
Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ratings of Customers may adversely affect investor sentiment towards the Company or the market price of our securities.
Further, as we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.

Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. These developments illustrate that ESG-based investing has become a divisive political issue. Shifts in investing priorities based on ESG principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Company has not made sufficient progress on ESG matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit the Company’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Company’s unwarranted focus on ESG matters.
Prior to our acquisition of the Disbursement Business, the Federal Reserve Board and FDIC took regulatory enforcement action against Higher One, which subjected us to regulatory inquiry and potential regulatory enforcement action, which may result in liabilities adversely affecting our business, financial conditions and/or results of operations or in reputational harm even after BMT’s divestiture.
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
In June 2016, Customers acquired the Disbursement Business of Higher One and subsequently combined that business with BankMobile. Customers successfully launched BankMobile, America’s first mobile platform based full-service consumer bank in January 2015. On January 4, 2021, Customers completed the divestiture of BMT, a wholly-owned subsidiary of Customers Bank and a component of BankMobile, which included the Disbursement Business, through a merger with MFAC.
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
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, interest rate, capital, liquidity, operational, compliance legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
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
As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies or strengthen internal control over financial reporting. If Customers’ remediation efforts do not operate effectively or if it is unsuccessful in implementing or following its remediation efforts, this may result in untimely or inaccurate reporting of Customers’ financial results.
We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals, or other business needs and fund our asset growth unless we maintain sufficient liquidity.
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered deposits, FHLB advances, FRB advances and Federal funds line borrowings. Total brokered deposits were 37% of total deposits at December 31, 2023. Our loan to deposit ratio was 74% at December 31, 2023. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB and FRB borrowing capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
The amount of funds loaned to us is generally dependent on the value of the eligible collateral pledged and our financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, if further disruptions in the capital markets occur. Further, the Federal Housing Finance Agency, the regulator of FHLB and other federal home loan banks, launched a comprehensive review of the Federal Home Loan Bank System including the mission, membership eligibility requirements, and operational efficiencies of the federal home loan banks in 2022. The Federal Housing Finance Agency issued a final report on its comprehensive review of the Federal Home Loan Bank System in November 2023. Any change to or termination of our borrowings from the FHLB or correspondent banks could have an adverse effect on our profitability and financial condition, including liquidity.

We may not be able to develop and retain a strong core deposit base and other low-cost, stable funding sources.
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. As of December 31, 2023, $2.5 billion, or 75.3%, of our total time deposits, are scheduled to mature through December 31, 2024. We are working to transition certain of our customers to lower-cost traditional bank deposits as higher-cost funding, such as time deposits, mature and to grow our customer deposits. If interest rates continue to increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Certain deposit balances serviced by third parties can vary over the course of the year based on the timing of deposits made into those accounts and the interest rates being offered. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. Customers held $307.9 million and $1.1 billion of deposits serviced by BM Technologies under a deposit servicing agreement as of December 31, 2023 and 2022, respectively. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies’ successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. On March 22, 2023, Customers agreed to extend the deposit servicing agreement with respect to student-related deposits to the earlier of BM Technologies’ successful completion of the transfer of the student-related serviced by BM Technologies to a new sponsor bank or June 30, 2024. The remaining serviced deposits in connection with an existing white label relationship, which was also renewed as of March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. On August 18, 2023, the deposit servicing agreement related to the student-related deposits was further extended to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits to a new sponsor bank or April 15, 2025. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank.
Competitors’ technology-driven products and services and improvements to such products and services may adversely affect our ability to generate core deposits through mobile banking.
Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture, mobile and digital banking. These technological advances are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology, including AI, and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.
We may incur losses due to minority investments in other financial institutions or related companies.
We make and will continue to consider making additional minority investments in other financial institutions or technology companies in the financial services business, or other unrelated businesses, including for strategic reasons or to see technological improvements or advantages. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities.

Risks related to the divestiture of BMT
We continue to face the risks and challenges associated with BM Technologies following the merger of BMT with Megalith Financial Acquisition Corp.
On January 4, 2021, we completed the divestiture of BMT through the merger of BMT with MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Our agreement with MFAC relating to the merger of BMT and MFAC provided that the shares issuable by MFAC in connection with the merger would be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The loan agreement with BM Technologies was terminated early in November 2021. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies’ successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers’ obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. On March 22, 2023, Customers agreed to extend the deposit servicing agreement with respect to the student-related deposits to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits serviced by BM Technologies to a new sponsor bank or June 30, 2024. The remaining serviced deposits in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. On August 18, 2023, the deposit servicing agreement with respect to the student-related deposits was further extended to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits to a new sponsor bank or April 15, 2025. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originated consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renewed annually until its termination on May 16, 2023. We are exposed to potential liabilities to the acquirer under the contractual provisions such as representation, warranties and indemnities. If we are unable to address and manage these risks, our business, financial condition and results of operations could be adversely affected.
Risks related to Macroeconomic Conditions, COVID-19, Climate Change and Geopolitical Conflicts
A continuation of recent turmoil in the financial services industry, and responsive measures to manage it, could have an adverse effect on our stock price, financial position and results of operations. In addition, if we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, which have come under greater scrutiny in light of recent bank failures, it could have a material adverse effect on our stock price, financial condition and results of operations.
In March 2023, several financial services institutions failed or required outside liquidity support. The impact of this situation has led to market volatility and risk of additional stress to other financial services institutions and the financial services industry generally, in part as a result of increased lack of confidence in the financial services sector. While the U.S. Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions, such as establishing the Bank Term Funding Program as an additional source of liquidity for banks, there is no guarantee that such actions will be successful in restoring customer confidence. As a result of these events, certain of our customers chose, and may choose in the future, to withdraw deposit amounts in favor of keeping deposits at larger financial institutions that may be perceived to be more stable, or seek to switch their existing deposits into other higher yielding alternatives, any of which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations.
In addition, these recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies, increased oversight by regulatory authorities and/or the imposition of restrictions on certain business activities through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our current and planned business. The cost of resolving the recent bank failures has resulted in action by the FDIC to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods.

These recent events also have led to a greater focus by regulators and investors on liquidity of existing assets and funding sources for financial institutions, the composition of deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. The increased influence of social media and other communication channels on the public perception of financial institutions and their operations can create reputation risk, which can adversely affect our stock price or the public’s perception of our stability or viability, even where such concerns are unwarranted. These recent developments, and the likelihood of similar events in the future, require our board of directors and management to effectively respond to these types of events. If we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, it could have a material adverse effect on our stock price, financial condition, results of operations or regulatory standing.
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
In addition, the U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. Recent conflicts in Israel and surrounding areas, and the potential for further expansion of this conflict, create additional uncertainty and potential for market disruption. The Federal Reserve has raised interest rates significantly throughout 2022 and in 2023 to lower inflation. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of the economic recovery and the mitigating impacts of government interventions. Conditions related to inflation, global supply chains, labor market, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.
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
•The effect on our customers, counterparties, team members, and third-party service providers. COVID-19 and its associated consequences and uncertainties have affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
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
As of December 31, 2023, we had PPP loans with outstanding balances of $74.7 million. Our PPP participation was very significant especially compared to the participation of similarly sized and larger competitor financial institutions. Considering our immediate response to originate PPP loans, the loans originated under this program may present potential fraud or other risks, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored and may result in increased provision expense or charge-offs. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has streamlined the loan forgiveness process for loans $150,000 or less, these factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees. We have been subjected to regulatory audits and investigations related to our PPP program and could be subject to additional litigation and further investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies related to our PPP participation.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes and new reporting obligations, each of which may require Customers to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to Customers. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
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
As a bank holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, just as they limit those of other banking organizations. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole, or the FDIC insurance funds, not shareholders. Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general, including Customers Bank in particular, at a competitive disadvantage compared to their non-banking competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment and other matters. We require our team members to agree to keep all such information confidential, and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. The recent turmoil in the banking industry has increased the likelihood of additional regulation and heightened supervision. Future changes may have a material adverse effect on our business, financial condition and results of operations.
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
Because our total assets exceed $10 billion, we and our bank subsidiary are subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As an agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the current administration is uncertain, and we cannot predict the impact, if any, changes to the CFPB may have on our business.
With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two material rules. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2020, our bank subsidiary is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange affected our results of operations through early 2023, after which Customers and BM Technologies removed Customers’ obligation under the Deposit Servicing Agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. In October 2023, the Federal Reserve proposed updates to all three components of the interchange fee cap based on the latest data reported to the Federal Reserve Board by large debit card issuers concerning transactions performed in 2021.
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
We regularly use third-party service providers as part of our business and have other ongoing business relationships with other third parties, including BM Technologies after the completion of the divestiture of BMT on January 4, 2021. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulation requires us to perform enhanced due diligence, perform ongoing monitoring and control our third-party service providers and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these third-party service providers to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party service providers or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, reputation, financial condition or results of operations.
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
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the latest financial crisis and due to COVID-19 pandemic and related federal and state government responses, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including our origination and servicing of PPP loans and granting of deferments under the CARES Act, as amended by the CAA, and the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus. We are regularly the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows, depending on, among other factors, the level of our earnings for that period and could have a material adverse effect on our business, financial condition or results of operations.
The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. In November 2023, FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods. Customers recorded $3.7 million of FDIC special assessment in the consolidated statement of income for the year ended December 31, 2023. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or any special assessment is insufficient to cover a loss to the DIF, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including reducing our profitability or limiting our ability to pursue certain business opportunities.
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
In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced-approaches institutions and not to us. The impact of any changes to the capital regulatory framework on us will depend on the manner in which it is implemented by the federal bank regulators.
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
Taxes
Reviews performed by the Internal Revenue Service and state and local taxing authorities for the fiscal years that remain open for investigation may result in a change to income taxes recorded in our consolidated financial statements and adversely affect our results of operations.
We are subject to U.S. federal income tax as well as income tax of various state and local taxing authorities. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2020, with the exception of New Jersey and New York City. Income tax laws and regulations are often complex and our judgments, interpretations or applications of such tax laws and regulations could be challenged by taxing authorities. Any such challenges that are not resolved in our favor could result in increased recognition of income tax expense in our consolidated financial statements as well as possible interest and penalties.
Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase Customers’ effective tax rates. These tax law changes may be retroactive to previous periods and as a result could negatively affect Customers’ current and future financial performance.
A number of changes to the Code were introduced through the Tax Act, the CARES Act and the CAA, and some of the provisions are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code. Also, the current administration has indicated it may propose increases to the federal corporate statutory tax rate. An increase in the federal corporate tax rate may increase our tax provision expense. We are unable to predict whether these changes, or other proposals, will ultimately be enacted.
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

We do not expect to pay cash dividends on our common stock in the near future, and our ability to pay dividends is subject to regulatory limitations.
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
We have also made and will continue to make grants of restricted stock units and stock options with respect to shares of our common stock to our directors and certain team members. As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our common stock may be adversely affected, and our ability to sell more equity or equity-related securities could also be adversely affected.
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
As of December 31, 2023, our directors and executive officers, as a group, owned a total of 2,354,917 shares of common stock and exercisable options to purchase up to an additional 625,123 shares of common stock, which potentially gives them, as a group, the ability to control approximately 9.48% of the outstanding common stock. In addition, a director of Customers Bank who is not a director or executive officer of Customers Bancorp owns an additional 1,000 shares of common stock, which if combined with the directors and executive officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.48% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors’ decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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
The long-term impact of the downgrade of the U.S. government and federal agencies from an AAA to an AA+ credit rating is still uncertain. However, in addition to causing economic and financial market disruptions, the downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities owned by us, the availability of those securities to be used as collateral for borrowing and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed-income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans we make and, as a result, could adversely affect our borrowers’ ability to repay their loans.
We may not be able to maintain consistent earnings or profitability.
Although we made profit for the years 2011 through 2023, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy, Governance and Incident Disclosure
Cybersecurity risk is a significant operational risk facing our business. Cybersecurity risks result from intentional malicious attacks or unintentional acts that result in an impact to the confidentiality, integrity or availability of our or our clients’ or third parties’ operations, systems or data. Cybersecurity risk management is an integral element of Customers' overall risk management strategy.
The Cybersecurity Risk Management and Strategy, Governance, and Incident Disclosure Program (the “Program”) of Customers consists of six key areas focused on technology governance and compliance, standards management and architecture, physical security, application security, cybersecurity operations, and workforce training and preparedness. The Corporate Security Group manages Customers’ documented security and cybersecurity incident (“Incident”) response and business continuity functions and utilizes annual table-top exercises to test Customers’ preparedness for any Incidents ranging from pandemics to cybersecurity events. Incidents are classified with a priority Level 1 (low) to a priority Level 5 (high) rating. Priority Levels 4 and 5 Incidents that may cause material or significant disruption to Customers are immediately reported to Customers’ Directors Risk Committee for appropriate disclosure in a Current Report on Form 8-K as required by SEC rules requiring public companies to promptly disclose material cybersecurity Incidents.
Our Incident Management Process is illustrated below.

INCIDENT RESPONSE WORKFLOW
INCIDENT REPORTER
INCIDENT RESPONSE TEAM
RESPONSIBLE GROUP
Incident Occurs
Incident details reported via Ticketing System, Email or Phone
Reporter notified of ticket closure
Incident received via Ticketing System?
No
Create Incident ticket with incident details from email/phone call
Yes
Incident Analysis and Triage
Identify Impacted Systems/Tools/Etc
Identify Impacted Business Units
Business Impact Analysis documents consulted to determine impact and severity
Assign Priority Level to Incident
Immediately notify the Director's Risk Committee of our Board.
Yes
Is this incident a Level 4 or 5?
No
Open Incident Bridge for communication with stakeholders
Stakeholders notifications sent out as necessary
Incident Assigned to appropriate group responsible for resolution
No
Issue resolved as per existing processes
Yes
Issue resolution validated
Incident Post-Mortem Documentation completed and published internally
Incident Ticket closed
Update ticket with resolution details
Communicate resolution via incident Bridge

Third-Party Risks
Our Program is designed to decrease the likelihood of an impact to Customers’ operations, reputation, or revenue due to a third-party or fourth-party vendor, supplier, service provider or partner of Customers (“Third-Party”) issue, vulnerability, or compromise. The Program achieves this mission through a mix of monitoring, information gathering, and analysis of Third-Party quality and security at the contracting, pre-production and post-implementation stages.
Third-Party technology risks that exceed Customers’ tolerance level are escalated monthly within the Cybersecurity Risk Indicators Report. Customers’ Directors’ Risk Committee approves the CISO’s mitigant decisioning, including prioritization and resource allocation. Customers has a formal budgeting process. Corporate Security expenses, solutions and staffing needs are subject to zero-based budgeting and additional needs are forecasted based on the previous year’s metrics.

Customers’ Board of Directors periodically reviews and determines Customers’ cyber risk tolerance level. The Statement of Cyber Risk Appetite is maintained for record by Customer’s Enterprise Risk Management team. Customers’ IT Risk Assessment and FFIEC Cybersecurity Assessment are presented annually to Customers’ Directors’ Risk Committee and Board of Directors, identifying Customers’ cybersecurity risk posture, with recommendations for reduction as the Customers’ Directors’ Risk Committee and Board of Directors deems appropriate.
Cybersecurity Governance
While often viewed as a technical discipline, we approach cybersecurity as a corporate governance responsibility that involves risk management, reporting controls, testing, and training, and executive accountability. Our motto is that every member of our organization is a member of our security team, a mantra that is driven as part of Customers’ overall culture.
The cybersecurity group for Customers reports to the Chief Information Officer and is overseen by Customers’ Directors’ Risk Committee. Our Program is led by the CISO. The Program has been designed to conform with the National Institute of Standards & Technology’s (“NIST”) Cybersecurity Framework, International Organization for Standardization (“ISO”) 27001, as well as the FFIEC guidelines for cybersecurity. We use these frameworks to assist our organization as it seeks to ensure the confidentiality, integrity, and availability of technology and services for its customers, employees, and partners. Our Program is ISO 27001 certified and is audited annually by an external accredited ISO 27001 certification body.
Our Program takes a holistic approach to organizational security focusing on both the protection of our core technologies and the protection of the operations and areas of business it supports. The Program manages 86 distinct metrics and operates 24x7x365 to meet the growing needs of Customers as it seeks to ensure the continued protection of its customers.
Customers’ Directors’ Risk Committee receives a monthly Cybersecurity Risk Indicators report from the CISO which provides information on cyber risk, vulnerabilities, disaster recovery testing, employee security awareness training, and Third-Party cybersecurity risk. An annual report named “The State of Security” is compiled and shared with Customers’ Directors’ Risk Committee summarizing the previous year’s activities along with a comprehensive view of trends and the risks they pose. Customers’ security policies are reviewed and ratified on an annual basis by the Board of Directors who provide oversight of executive-level enforcement and compliance. Customers also utilizes several global external advisors to ensure the appropriateness of its security posture, adherence to established controls, proper assessment of risk, and efficient operation of its cybersecurity discipline. Customers’ Board of Directors includes a vetted board member who possesses expertise in Information Security across various domains.
Item 2.        Properties
Customers leases its Corporate headquarters located at 701 Reading Avenue, West Reading, PA 19611, and its Bank headquarters at 40 General Warren Boulevard, Malvern, PA 19355. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
Item 3.        Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 22 – LOSS CONTINGENCIES” to Customers’ audited consolidated financial statements.
Item 4.        Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market for Common Stock
Our common stock is traded on the NYSE under the symbol “CUBI.”
As of February 26, 2024, there were approximately 294 registered shareholders of Customers Bancorp’s common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends on Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock and does not expect to do so in the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of Customers Bancorp’s Board of Directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock, including obligations to pay dividends to the holders of Customers Bancorp’s issued and outstanding shares of preferred stock and other factors deemed relevant by the Board of Directors.
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
Beginning January 1, 2015, the ability to pay dividends and the amounts that can be paid will be limited to the extent the Bank’s capital ratios do not exceed the minimum required levels plus 250 basis points, as these requirements were phased in through January 1, 2019. See “Item 1, Business - Federal Banking Laws” for more information relating to restrictions on the Bank’s ability to pay dividends to the Bancorp and the Bancorp’s payment of dividends.
Special Dividends of BM Technologies, Inc. Common Stock
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc., a wholly owned subsidiary of Customers Bank, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, as amended, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank and Customers Bancorp. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” and began trading on the NYSE under the ticker symbol “BMTX”.
Customers received cash consideration of $23.1 million upon closing of the divestiture, and $3.7 million of additional cash consideration in May 2021. Upon closing of the divestiture, holders of Customers common stock who held their Customers shares as of the close of business on December 18, 2020 received an aggregate of 4,876,387 shares of BM Technologies’ common stock in the form of special dividend. Each holder of Customers common stock was entitled to receive 0.15389 shares of BM Technologies’ common stock for each share of Customers common stock held as of the close of business on December 18, 2020. No fractional shares of BM Technologies’ common stock were issued; fractional share otherwise issuable were rounded to the nearest whole share. Certain team members of BMT also received 1,348,748 shares of BM Technologies’ common stock as severance.

Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. On September 27, 2023, the Share Repurchase Program expired. The common shares repurchased during the year ended December 31, 2023 pursuant to the Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	—	$—	—	1,877,392
February 1 - February 28, 2023	1,013,283	31.48	1,013,283	864,109
March 1 - March 31, 2023	366,600	20.57	366,600	497,509
April 1 - April 30, 2023	—	—	—	497,509
May 1 - May 31, 2023	—	—	—	497,509
June1 - June 30, 2023	—	—	—	497,509
July 1 - July 31, 2023	—	—	—	497,509
August 1 - August 31, 2023	—	—	—	497,509
September 1 - September 30, 2023	—	—	—	—
October 1 - October 31, 2023	—	—	—	—
November 1 - November 30, 2023	—	—	—	—
December 1 - December 31, 2023	—	—	—	—
Total	1,379,883	$28.58	1,379,883	—
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2018 to December 31, 2023, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2018 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.

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
Total Return Performance

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis should be read in conjunction with “Business - Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2023. For the comparison of the years ended December 31, 2022 and 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans, leases and investments. Customers’ primary source of funds for making these loans, leases and investments are its deposits and borrowings, on which it pays interest. Consequently, one of the key measures of Customers’ success is the amount of its net interest income, or the difference between the interest income on its interest-earning assets and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the difference between the interest income generated by interest-earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest-earning assets, which is referred to as net interest margin.
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loans and leases against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.
Impact of Macroeconomic and Banking Industry Uncertainties, COVID-19 and Geopolitical Conflicts
Amid the disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally caused by the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the SBA’s PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee an eight-week or 24-week period of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On April 22, 2020, an additional $310 billion of funds for the PPP was signed into law. On December 27, 2020, the CAA was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA’s PPP for small businesses affected by the COVID-19 pandemic. The CAA provided small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships. Customers has substantially completed the PPP in early 2023.
In the early stages of the COVID-19 pandemic, Customers also implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program’s qualifications. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. At December 31, 2022, there were no commercial or consumer deferments related to COVID-19.

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

The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remained elevated in 2022 and 2023, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflicts between Russia and Ukraine and in Israel, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent. The Federal Reserve has indicated that the interest rates will be lowered in 2024, however significant uncertainties exist as to the extent and timing of any future rate cuts.
In early March 2023, regional banks Silicon Valley Bank and Signature Bank were placed in receivership by the state regulators and the FDIC. Citing systemic risk to the U.S. banking system, the FDIC, Federal Reserve and the U.S. Department of Treasury announced that all depositors of Silicon Valley Bank and Signature Bank would be made whole and have access to their funds. The Federal Reserve has also established a new Bank Term Funding Program, which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP is an additional source of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. As of December 31, 2023, Customers had no advances outstanding under the Federal Reserve’s discount window or the BTFP. The BTFP is available through March 11, 2024. Refer to “NOTE 12 – BORROWINGS” to Customers’ audited consolidated financial statements.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets, and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in Israel. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rates. Customers’ exposure to higher risk commercial real estate such as the office and retail sectors is minimal, each representing approximately 1% of the loan portfolio as of December 31, 2023. Customers has also shifted the mix of its available for sale debt securities portfolio towards variable rate, shorter duration debt securities. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity, including through the BTFP. The Bank had $4.6 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.8 billion as of December 31, 2023. The Bank’s estimated FDIC insured deposits represented approximately 70.1% of our deposits (inclusive of accrued interest) as of December 31, 2023. When including collateralized and affiliate deposits as FDIC insured, this number increased to 77.0% of our deposits as of December 31, 2023. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in Israel, as well as any effects that may result from the federal government’s responses including future interest rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results in 2024 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers’ significant accounting policies are described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements.Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers’ assets.
The critical accounting policy that is both important to the portrayal of Customers’ financial condition and results of operations and requires complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers’ Audit Committee of the Board of Directors.

Allowance for Credit Losses
Customers’ ACL at December 31, 2023 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgment of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modelled credit loss estimates, nature and volume of the loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to revision of reserves to reflect management’s best estimate of expected credit losses.
The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the President, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers’ risk management team. The ACL policy, significant judgments and the related disclosures are reviewed by Customers’ Audit Committee of the Board of Directors.
The net increase in our estimated ACL as of December 31, 2023 as compared to December 31, 2022 resulted primarily from additional provision for credit losses from the recognition of weaker and increased uncertainties in macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in loan balances held for investment. The provision for credit losses on loans and leases for the year ended December 31, 2023 was $70.8 million, for an ending ACL balance of $138.2 million ($135.3 million for loans and leases and $2.9 million for unfunded lending-related commitments) as of December 31, 2023.
To determine the ACL as of December 31, 2023, Customers utilized Moody’s December 2023 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2023 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2022; the Federal Reserve Board not raising the effective fed funds rate further as it has reached its terminal range of 5.25% to 5.5%, and easing gradually beginning in mid-2024; the federal government avoiding a shutdown in the fourth quarter 2023 and remaining in continuous operation through 2024; recent U.S. bank failures are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or the U.S. economy; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the war in Israel not broadening to a regional conflict and disrupting global energy markets; the CPI rising 2.8% in 2024 and 2.4% in 2025; and the unemployment rate rising to 4.0% in 2024 and 4.1% in 2025. Customers continues to monitor the impact of the U.S. banking system turmoil, the military conflict between Russia and Ukraine and in Israel, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

The net decrease in our estimated ACL as of December 31, 2022 as compared to December 31, 2021 resulted primarily from the sale of consumer installment loans held for investment to a third-party sponsored VIE, partially offset by loan growth, deteriorating macroeconomic forecasts and increases in charge-offs primarily attributed to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of a performing non-owner occupied commercial real estate loan that Customers decided to exit, and higher charge-offs in consumer installment loans and overdrawn deposit accounts. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for more information on the sale of consumer installment loans held for investment during the year ended December 31, 2022. The provision for credit losses on loans and leases for the year ended December 31, 2022 was $59.5 million, for an ending ACL balance of $133.9 million ($130.9 million for loans and leases and $3.0 million for unfunded lending-related commitments) as of December 31, 2022. To determine the ACL as of December 31, 2022, Customers utilized Moody’s December 2022 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2022 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2021; oil prices remaining volatile, but gradually declining by mid-2023, recession fears, weakening global economies and the embargo on Russian crude oil from the Russian invasion of Ukraine; COVID-19 becoming less disruptive to global supply chains, tourism and business travel, immigration and labor markets; the Federal Reserve raising the effective fed funds rate to just under 5.0% and cutting the fed funds rate beginning in late 2023 and throughout 2024; the CPI rising 4.1% in 2023 and 2.4% in 2024; and the unemployment rate rising to 4.0% in 2023 and 4.1% in 2024.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around an extended federal government shutdown causing consumer and business confidence to decline, recent bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards, the Federal Reserve keeping the fed funds rate at the terminal range of 5.25% to 5.5% through the first quarter of 2024 but easing subsequently as the economy weakens, military conflict between Russia and Ukraine persisting longer than expected, the war in Israel leading to a wider regional conflict, rising unemployment and the U.S. economy falling into recession in the first quarter of 2024. Under this scenario, as an example, the unemployment rate is estimated at 6.7% and 7.4% in 2024 and 2025, respectively. These numbers represent a 2.7% and 3.3% higher unemployment estimate than Baseline scenario projections of 4.0% and 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $56.8 million at December 31, 2023. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, risks of rising inflation including a near-term recession, or worsening of the U.S. banking system turmoil, could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation and worsening of the U.S. banking system turmoil and federal government shutdown have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.

Results of Operations
The following discussion of Customers Bancorp’s consolidated results of operations should be read in conjunction with its consolidated financial statements, including the accompanying notes. Please refer to Critical Accounting Policies and Estimates in this Management’s Discussion and Analysis and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements for information concerning certain significant accounting policies and estimates applied in determining reported results of operations.
The following table sets forth the condensed statements of income for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
Net interest income	$687,449	$623,720	$63,729	10.2%
Provision for credit losses	74,611	60,066	14,545	24.2%
Total non-interest income	70,565	32,272	38,293	118.7%
Total non-interest expense	352,663	304,629	48,034	15.8%
Income before income tax expense	330,740	291,297	39,443	13.5%
Income tax expense	80,597	63,263	17,334	27.4%
Net income	250,143	228,034	22,109	9.7%
Preferred stock dividends	14,695	9,632	5,063	52.6%
Net income available to common shareholders	$235,448	$218,402	$17,046	7.8%

Customers reported net income available to common shareholders of $235.4 million for the year ended December 31, 2023, compared to $218.4 million for the year ended December 31, 2022. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:
Net interest income
Net interest income increased $63.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of certificate of deposits and other borrowings and increased market interest rates. The average interest-earning assets increased by $1.4 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in interest-earning assets was primarily driven by increases in interest-earning deposits, commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, commercial loans to mortgage companies due to lower mortgage activity from rising interest rates, and consumer installment loans as Customers continued its de-risking strategy. NIM increased by 10 basis points to 3.29% for the year ended December 31, 2023, from 3.19% for the year ended December 31, 2022. The shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, investments and interest-earning deposits, drove a 200 basis point increase in the yield on interest-earning assets. The higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods, also contributed to the higher interest income in specialty lending and the NIM increase for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in NIM was offset in part by a shift in the mix of interest-bearing liabilities in a rising interest rate environment, which drove a 249 basis point increase in the cost of interest-bearing liabilities, and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits, were 3.27% and 1.31% for the years ended December 31, 2023 and 2022, respectively. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 3.45% and 1.42% for the years ended December 31, 2023 and 2022, respectively.

Provision for credit losses
The $14.5 million increase in the provision for credit losses for the year ended December 31, 2023 compared to the year ended December 31, 2022, resulted primarily from the recognition of weaker and increased uncertainties in macroeconomic forecasts, partially offset by a decrease in loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment, represented 1.13% of total loans and leases receivable at December 31, 2023, compared to 0.93% at December 31, 2022.
Net charge-offs for the year ended December 31, 2023 were $69.0 million, or 48 basis points of average total loans and leases, compared to $66.4 million, or 45 basis points of average total loans and leases for the year ended December 31, 2022. The net charge-offs of $69.0 million for the year ended December 31, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. Subsequent recoveries and charge-offs of these PCD loans are included in the period in which they occur. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans, partially offset by subsequent recoveries of PCD loans acquired from the FDIC in 2023 and a partial charge-off of a performing non-owner occupied commercial real estate loan that Customers decided to exit in 2022.
The provision for credit losses for the year ended December 31, 2023 and 2022 also included a provision for credit losses of $3.8 million on certain asset-backed securities and corporate notes and $0.6 million on certain asset-backed securities, respectively, included in our investment securities available for sale. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
Non-interest income
The $38.3 million increase in non-interest income for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted primarily from $23.5 million of loss on sale of $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for the year ended December 31, 2022, a decrease of $22.6 million in net loss realized from the sale of AFS debt securities, and increases of $8.5 million in commercial lease income and $8.0 million in loans fees. These increases were offset in part by $7.5 million in legal settlement gain for the year ended December 31, 2022, $5.0 million in loss on sale of capital call lines of credit for the year ended December 31, 2023, and decreases of $4.4 million in gains from the sales of SBA and other loans, $3.9 million in bank-owned life insurance income, $2.3 million in mortgage warehouse transactional fees and $1.1 million in other non-interest income for the year ended December 31, 2023 compared to the year ended December 31, 2022. Refer to “NOTE 6 – INVESTMENT SECURITIES”, “NOTE 7 – LOANS HELD FOR SALE” and “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the sales of consumer installment loans and capital call lines of credit.
Non-interest expense
The $48.0 million increase in non-interest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from a legal settlement expense of $4.1 million for the year ended December 31, 2023, and increases of $26.2 million in FDIC assessments, non-income taxes, and regulatory fees, $20.9 million in salaries and employee benefits, $7.7 million in professional services, $6.9 million in commercial lease depreciation, $2.6 million in other non-interest expense and $2.1 million in loan servicing. These increases were offset in part by decreases of $19.4 million in technology, communication and bank operations and $3.5 million in occupancy for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Income tax expense
Customers’ effective tax rate was 24.4% for the year ended December 31, 2023 compared to 21.7% for the year the ended December 31, 2022. The increase in the effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to tax expense on surrendered bank-owned life insurance policies of $4.1 million, partially offset by the recognition of uncertain tax positions in 2022 and an increase in income tax credits.
Preferred stock dividends
Preferred stock dividends were $14.7 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2023 and 2022.

On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2023 and 2022. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2023			2022			2023 vs. 2022
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$2,375,488	$125,923	5.30%	$620,071	$10,952	1.77%	$47,519	$67,452	$114,971
Investment securities (1)	4,057,564	200,659	4.95%	3,992,934	119,236	2.99%	79,461	1,962	81,423
Loans and leases:
Commercial and industrial:
Specialty lending loans and leases (2)	5,704,220	513,976	9.01%	4,357,995	218,189	5.01%	213,271	82,516	295,787
Other commercial and industrial loans (2)	1,634,937	106,824	6.53%	1,540,435	69,564	4.52%	32,742	4,518	37,260
Commercial loans to mortgage companies	1,179,141	67,660	5.74%	1,682,471	64,413	3.83%	26,128	(22,881)	3,247
Multifamily loans	2,165,067	85,204	3.94%	1,957,672	73,987	3.78%	3,202	8,015	11,217
PPP loans	341,987	26,627	7.79%	1,724,659	79,381	4.60%	34,531	(87,285)	(52,754)
Non-owner occupied commercial real estate loans	1,423,929	81,970	5.76%	1,356,086	59,087	4.36%	19,798	3,085	22,883
Residential mortgages	533,213	23,240	4.36%	492,870	19,048	3.86%	2,569	1,623	4,192
Installment loans	1,437,078	127,237	8.85%	1,798,977	161,644	8.99%	(2,473)	(31,934)	(34,407)
Total loans and leases (3)	14,419,572	1,032,738	7.16%	14,911,165	745,313	5.00%	312,719	(25,294)	287,425
Other interest-earning assets	118,574	8,040	6.78%	64,204	9,872	NM (6)	(7,380)	5,548	(1,832)
Total interest-earning assets	20,971,198	1,367,360	6.52%	19,588,374	885,373	4.52%	415,670	66,317	481,987
Non-interest-earning assets	515,185			521,370
Total assets	$21,486,383			$20,109,744
Liabilities
Interest checking accounts	$6,048,797	241,025	3.98%	$6,853,533	125,100	1.83%	132,169	(16,244)	115,925
Money market deposit accounts	2,358,437	93,434	3.96%	4,615,574	57,765	1.25%	75,147	(39,478)	35,669
Other savings accounts	1,029,951	41,556	4.03%	716,838	6,727	0.94%	30,744	4,085	34,829
Certificates of deposit	4,401,855	200,422	4.55%	1,352,787	36,647	2.71%	37,914	125,861	163,775
Total interest-bearing deposits (4)	13,839,040	576,437	4.17%	13,538,732	226,239	1.67%	345,085	5,113	350,198
Federal funds purchased	3,781	188	4.97%	349,581	5,811	1.66%	3,915	(9,538)	(5,623)
Borrowings	2,073,553	103,286	4.98%	792,563	29,603	3.74%	12,542	61,141	73,683
Total interest-bearing liabilities	15,916,374	679,911	4.27%	14,680,876	261,653	1.78%	394,523	23,735	418,258
Non-interest-bearing deposits (4)	3,801,053			3,780,185
Total deposits and borrowings	19,717,427		3.45%	18,461,061		1.42%
Other non-interest-bearing liabilities	272,599			255,911
Total liabilities	19,990,026			18,716,972
Shareholders’ equity	1,496,357			1,392,772
Total liabilities and shareholders’ equity	$21,486,383			$20,109,744
Net interest income		687,449			623,720		$21,147	$42,582	$63,729
Tax-equivalent adjustment		1,568			1,185
Net interest earnings		$689,017			$624,905
Interest spread			3.07%			3.10%
Net interest margin			3.28%			3.18%
Net interest margin tax equivalent			3.29%			3.19%
Net interest margin tax equivalent, excluding PPP loans (5)			3.28%			3.16%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.27% and 1.31% for the years ended December 31, 2023 and 2022, respectively.
(5)Non-GAAP tax-equivalent basis, using an estimated marginal tax rate of 26% for both the years ended December 31, 2023 and 2022, presented to approximate interest income as a taxable asset and excluding net interest income from PPP loans and related borrowings, along with the related PPP loan balances and PPP fees receivable from interest-earning assets. Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing Customers’ financial results. These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities. Please refer to the reconciliation schedule that follows this table.
(6)Not Meaningful. Average yield on other interest-earning assets for the year ended December 31, 2022 was 15.38% primarily due to $6.4 million of equity investment distributions.
Net interest income increased $63.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in average interest-earning assets and higher market interest rates on variable rate loans, interest-earning deposits and investments, offset in part by higher funding costs from higher average balances of certificate of deposits and other borrowings and increased market interest rates. The average interest-earning assets increased by $1.4 billion, primarily related to increases in interest-earning deposits, commercial and industrial loans and leases, primarily in variable rate lower credit risk specialty lending and multifamily loans, partially offset by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as forgiveness and guarantee claims processing for the PPP program was substantially completed in early 2023, commercial loans to mortgage companies and consumer installment loans. Commercial loans to mortgage companies decreased due to lower mortgage activity from rising interest rates. Consumer installment loans decreased as Customers continued its de-risking strategy.
The NIM increased by 10 basis points to 3.29% for the year ended December 31, 2023, from 3.19% for the year ended December 31, 2022 resulting primarily from a shift in the mix of interest-earning assets in a rising interest rate environment, partially offset by a shift in the mix of interest-bearing liabilities in a rising interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness, which accelerated the recognition of net deferred loan origination fees. The shift in the mix of interest-earning assets in a rising interest rate environment, mostly due to higher interest rates on variable rate loans in specialty lending, investments and interest-earning deposits, drove a 200 basis point increase in the yield on interest-earning assets. The higher-than-expected purchase discount accretion of approximately $27 million recognized on the Venture Banking loan portfolio acquired from the FDIC on June 15, 2023 due to loan maturities and increased payoffs, which is unlikely to occur in future periods, also contributed to the higher interest income in specialty lending and the NIM increase for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in NIM was offset in part by a shift in the mix of interest-bearing liabilities in a rising interest rate environment, which drove a 249 basis point increase in the cost of interest-bearing liabilities. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits was 3.27% and 1.31% for the years ended December 31, 2023 and 2022, respectively. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 3.45% and 1.42% for the years ended December 31, 2023 and 2022, respectively.
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

A reconciliation of net interest margin tax equivalent, excluding PPP loans for the years ended December 31, 2023 and 2022 is set forth below.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Net interest income (GAAP)	$687,449	$623,720
Tax-equivalent adjustment	1,568	1,185
Net interest income tax equivalent (GAAP)	689,017	624,905
Loans receivable, PPP net interest income	(11,364)	(60,402)
Net interest income tax equivalent, excluding PPP loans (Non-GAAP)	$677,653	$564,503

Average total interest-earning assets (GAAP)	$20,971,198	$19,588,374
Average PPP loans	(341,987)	(1,724,659)
Adjusted average total interest-earning assets (Non-GAAP)	$20,629,211	$17,863,715

Net interest margin (GAAP)	3.28%	3.18%
Net interest margin tax equivalent (GAAP)	3.29%	3.19%
Net interest margin tax equivalent, excluding PPP loans (Non-GAAP)	3.28%	3.16%
PROVISION FOR CREDIT LOSSES
For more information about the provision and Customers’ ACL methodology and loss experience, see Critical Accounting Policies and Estimates and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.
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
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses for loans and leases of $70.8 million and $59.5 million for the years ended December 31, 2023 and 2022, respectively. Customers recorded a benefit to provision for credit losses of $0.1 million and a provision for credit losses of $0.9 million of lending-related commitments for the years ended December 31, 2023 and 2022, respectively. The $11.4 million increase in the provision for credit losses for loans and leases for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted primarily from the recognition of weaker and increased uncertainties in macroeconomic forecasts, partially offset by a decrease in loan balances held for investment.
Net charge-offs for the year ended December 31, 2023 were $69.0 million, or 48 basis points of average total loans and leases, compared to $66.4 million, or 45 basis points of average total loans and leases for the year ended December 31, 2022. The net charge-offs of $69.0 million for the year ended December 31, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the Venture Banking loan portfolio on June 15, 2023. Subsequent recoveries and charge-offs of these PCD loans are included in the period in which they occur. The increase in net charge-offs primarily related to higher charge-offs for consumer installment loans, partially offset by subsequent recoveries of PCD loans acquired from the FDIC in 2023 and a partial charge-off of a performing non-owner occupied commercial real estate loan that Customers decided to exit in 2022.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.

The provision for credit losses for the years ended December 31, 2023 and 2022 also included a provision for credit losses of $3.8 million on certain asset-backed securities and corporate notes and $0.6 million on certain asset-backed securities, respectively, included in our investment securities available for sale. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2023	2022
Commercial lease income	$36,179	$27,719	$8,460	30.5%
Loan fees	20,216	12,188	8,028	65.9%
Bank-owned life insurance	11,777	15,697	(3,920)	(25.0)%
Mortgage warehouse transactional fees	4,395	6,738	(2,343)	(34.8)%
Gain (loss) on sale of SBA and other loans	(1,200)	3,155	(4,355)	(138.0)%
Loss on sale of capital call lines of credit	(5,037)	—	(5,037)	NM
Loss on sale of consumer installment loans	—	(23,465)	23,465	(100.0)%
Net gain (loss) on sale of investment securities	(574)	(23,164)	22,590	(97.5)%
Legal settlement gain	—	7,519	(7,519)	(100.0)%
Other	4,809	5,885	(1,076)	(18.3)%
Total non-interest income	$70,565	$32,272	$38,293	118.7%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers’ commercial equipment financing group in which Customers is the lessor. The $8.5 million increase in commercial lease income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $8.0 million increase in loan fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from an increase in fees earned on unused lines of credit, servicing related revenue and other fees from commercial borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $3.9 million decrease in bank-owned life insurance income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from a decrease in death benefits paid by insurance carriers under the policies.
Mortgage warehouse transactional fees
The $2.3 million decrease in mortgage warehouse transactional fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from lower mortgage activity due to higher interest rates. There can be no assurance that Customers will earn mortgage warehouse transactional fees in 2024 comparable to 2023, given the lower mortgage banking activity in a higher interest rate environment.

Gain (loss) on sale of SBA and other loans
The $4.4 million decrease in gain on sale of SBA and other loans for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from $0.2 million in net gains on sales of $78.6 million of SBA loans, $0.2 million in losses on sales of consumer installment loans held for sale and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs in 2023, as compared to $3.2 million in gains from sales of $31.8 million in SBA loans and a commercial lease in 2022. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future. There can be no assurance that Customers will realize gains on the sale of loans in 2024, given the significant uncertainty in the capital markets. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 7 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans held for sale.
Loss on sale of capital call lines of credit
The $5.0 million increase in realized loss from the sale of capital call lines of credit for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within specialty lending, inclusive of accrued interest and unamortized deferred loan origination costs for the year ended December 31, 2023, compared to no such sales for the year ended December 31, 2022. Customers decided to exit completely the non-strategic, short-term syndicated call lines of credit with borrowers that Customers had no deposit relationships. Refer to “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information.
Loss on sale of consumer installment loans
The $23.5 million decrease in realized loss from the sale of consumer installment loans for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflected a loss on sale of $521.8 million in consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE during the year ended December 31, 2022. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information.
Net gain (loss) on sale of investment securities
The $22.6 million decrease in net loss on sale of investment securities for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflects net losses realized from the sales of $297.4 million in AFS debt securities for the year ended December 31, 2023, compared to the sales of $983.6 million in AFS debt securities for the year ended December 31, 2022. There can be no assurance that Customers will realize gains on the sale of investment securities in 2024, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Legal settlement gain
The $7.5 million decrease in legal settlement gain for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflects the gain from the court-approved settlement with a third party PPP service provider during the year ended December 31, 2022.
Other non-interest income
The $1.1 million decrease in other non-interest income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from decreases in unrealized gains on derivatives due to changes in market interest rates and deposit account analysis fees, partially offset by increases in SERP income and unrealized gains on investment equity securities due to changes in market prices.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2023	2022
Salaries and employee benefits	$133,275	$112,365	$20,910	18.6%
Technology, communication and bank operations	65,550	84,998	(19,448)	(22.9)%
Commercial lease depreciation	29,898	22,978	6,920	30.1%
Professional services	35,177	27,465	7,712	28.1%
Loan servicing	17,075	15,023	2,052	13.7%
Occupancy	10,070	13,606	(3,536)	(26.0)%
FDIC assessments, non-income taxes, and regulatory fees	35,036	8,869	26,167	295.0%
Advertising and promotion	3,095	2,541	554	21.8%
Legal settlement expense	4,096	—	4,096	NM
Other	19,391	16,784	2,607	15.5%
Total non-interest expense	$352,663	$304,629	$48,034	15.8%
Salaries and employee benefits
The $20.9 million increase in salaries and employee benefits for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives and SERP expenses due to changes in market prices.
Technology, communication and bank operations
The $19.4 million decrease in technology, communication and bank operations expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and the discontinuation of the interchange maintenance fees paid to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, partially offset by increases in processing and software expenses including a $6.5 million increase in fees paid for software as a service.
Customers incurred $29.6 million and $57.0 million in deposit servicing fees to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the years ended December 31, 2023 and 2022, respectively. Customers and BM Technologies agreed to remove Customers’ obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues effective early 2023. On March 22, 2023, Customers agreed to amend and extend an existing white label relationship with a third party and BM Technologies, whereby Customers will continue to pay deposit servicing fees to BM Technologies. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank.
Commercial lease depreciation
The $6.9 million increase in commercial lease depreciation for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $7.7 million increase in professional services for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from increases in legal fees related to loan transactions and PPP related matters and consulting fees related to technology, compliance and risk management.
Loan servicing
The $2.1 million increase in loan servicing for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from the growth in loan portfolios serviced by third parties.

Occupancy
The $3.5 million decrease in occupancy for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to lower depreciation and amortization, and impairment charges of $1.4 million for ROU assets, bank premises and equipment related to consolidation of branch locations and other offices during the year ended December 31, 2022.
FDIC assessments, non-income taxes, and regulatory fees
The $26.2 million increase in FDIC assessments, non-income taxes, and regulatory fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from an increase in FDIC assessment rates, including special assessments of $3.7 million. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. In November 2023, FDIC issued a final rule to implement a special assessment of 3.36 basis points on the uninsured deposits in excess of $5 billion as of December 31, 2022 to recover the losses arising from the closures of Silicon Valley Bank and Signature Bank in early March 2023. The special assessment will be paid over eight quarterly periods beginning in the first quarter 2024. Customers had approximately $6.4 billion in uninsured deposits as of December 31, 2022. The total special assessment amount to be paid by Customers may vary based on collections ultimately received by the FDIC to recover its losses.
Legal settlement expense
The $4.1 million increase in legal settlement expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflects expenses from a settlement with a third party PPP service provider.
Other non-interest expenses
The $2.6 million increase in other non-interest expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from increases in provision for operating losses and expenses related to business development, partially offset by recoveries of loan workout expenses.
INCOME TAXES
The table below presents income tax expense from continuing operations and the effective tax rate for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
Income before income tax expense	$330,740	$291,297	$39,443	13.5%
Income tax expense	80,597	63,263	17,334	27.4%
Effective tax rate	24.4%	21.7%
The $17.3 million increase in income tax expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from an increase in pre-tax income from continuing operations and tax expense on surrendered bank-owned life insurance policies of $4.1 million. The increase in the effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million, partially offset by the recognition of uncertain tax positions in 2022 and an increase in income tax credits. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to “NOTE 16 – INCOME TAXES” to Customers’ audited consolidated financial statements.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $14.7 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2023 and 2022.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.

Financial Condition
General
Customers’ total assets were $21.3 billion at December 31, 2023. This represented an increase of $420.2 million from total assets of $20.9 billion at December 31, 2022. The increase in total assets was primarily driven by increases of $3.4 billion in cash and cash equivalents and $262.9 million in investment securities held to maturity, partially offset by decreases of $1.3 billion in loans and leases receivable, $923.4 million in loans receivable, PPP, $425.4 million in loans receivable, mortgage warehouse, at fair value, $581.9 million in investment securities, at fair value and $46.2 million in bank-owned life insurance.
Total liabilities were $19.7 billion at December 31, 2023. This represented an increase of $184.7 million from $19.5 billion at December 31, 2022. The increase in total liabilities primarily resulted from an increase in FHLB advances of $403.2 million, partially offset by a decrease of $236.7 million in total deposits.
The following table sets forth certain key condensed balance sheet data as of December 31, 2023 and 2022:

	December 31,
(dollars in thousands)	2023	2022	Change	% Change
Cash and cash equivalents	$3,846,346	$455,806	$3,390,540	743.9%
Investment securities, at fair value	2,405,640	2,987,500	(581,860)	(19.5)%
Investment securities held to maturity	1,103,170	840,259	262,911	31.3%
Loans held for sale	340,317	328,312	12,005	3.7%
Loans receivable, mortgage warehouse, at fair value	897,912	1,323,312	(425,400)	(32.1)%
Loans receivable, PPP	74,735	998,153	(923,418)	(92.5)%
Loans and leases receivable	11,889,120	13,144,894	(1,255,774)	(9.6)%
Allowance for credit losses on loans and leases	(135,311)	(130,924)	(4,387)	3.4%
Bank-owned life insurance	292,193	338,441	(46,248)	(13.7)%
Other assets	366,829	400,135	(33,306)	(8.3)%
Total assets	21,316,265	20,896,112	420,153	2.0%
Total deposits	17,920,236	18,156,953	(236,717)	(1.3)%
FHLB advances	1,203,207	800,000	403,207	50.4%
Other borrowings	123,840	123,580	260	0.2%
Subordinated debt	182,230	181,952	278	0.2%
Accrued interest payable and other liabilities	248,358	230,666	17,692	7.7%
Total liabilities	19,677,871	19,493,151	184,720	0.9%
Total shareholders’ equity	1,638,394	1,402,961	235,433	16.8%
Total liabilities and shareholders’ equity	$21,316,265	$20,896,112	$420,153	2.0%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $45.2 million and $58.0 million at December 31, 2023 and 2022, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.8 billion and $397.8 million at December 31, 2023 and 2022, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to maximize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2022 primarily resulted from maintaining a higher level of liquidity in response to heightened liquidity risk to the U.S. banking system, particularly to the regional banks since early March 2023.

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
At December 31, 2023, investment securities at fair value totaled $2.4 billion compared to $3.0 billion at December 31, 2022. The decrease primarily resulted from the sales of $297.4 million of collateralized loan obligations, commercial mortgage-backed securities and corporate notes, and maturities, calls and principal repayments totaling $323.3 million, partially offset by an increase in the fair value of AFS debt securities, or a decrease in unrealized losses of $31.1 million due to changes in market interest rates and credit spreads.
For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $3.8 million on certain asset-backed securities and corporate notes and $0.6 million on certain asset-backed securities included in our investment securities at fair value during the year ended December 31, 2023 and 2022, respectively. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ audited consolidated financial statements for additional information.

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

	December 31, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	3.11%	3.11%
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.46	2.46
Collateralized loan obligations	—	—	—	7.14	7.14
Commercial mortgage-backed securities	—	—	—	6.59	6.59
Corporate notes	5.43	6.71	4.17	—	6.46
Private label collateralized mortgage obligations	—	—	—	3.61	3.61
Weighted-average yield	6.25%	6.71%	4.17%	4.64%	5.10%
The agency-guaranteed collateralized mortgage obligations in the portfolio were issued by Ginnie Mae and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At December 31, 2023, investment securities held to maturity totaled $1.1 billion compared to $840.3 million at December 31, 2022. The increase primarily resulted from purchases of $436.8 million of asset-backed securities investments in VIEs in connection with the sales of consumer installment loans that were classified as held for sale and a private label collateralized mortgage obligation, partially offset by maturities, calls and principal repayments totaling $252.4 million for the year ended December 31, 2023.
During the year ended December 31, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities collateralized by the sold loans. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.

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

	December 31, 2023
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.84%	5.84%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.45	1.45
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.33	2.33
Private label collateralized mortgage obligations	—	—	—	4.46	4.46
Weighted-average yield	—%	—%	—%	4.33%	4.33%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. For financial reporting purposes, these securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ audited consolidated financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Chicago, Illinois; Dallas, Texas; Wilmington, North Carolina; and nationally for certain loan and deposit products. The portfolio of loans to mortgage companies is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialty lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
Commercial Lending
Customers’ commercial lending is divided into six groups: business banking, small and middle market business banking, specialty banking, multifamily and commercial real estate lending, mortgage banking lending, and SBA lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
As of December 31, 2023, Customers had $11.5 billion in commercial loans outstanding, totaling approximately 86.8% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage warehouse, at fair value and PPP loans, compared to commercial loans outstanding of $13.5 billion, comprising approximately 85.8% of its total loan and lease portfolio, at December 31, 2022. Included in the $11.5 billion and $13.5 billion in commercial loans outstanding as of December 31, 2023 and 2022, respectively, were $74.7 million and $998.2 million of PPP loans, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers substantially completed processing forgiveness and guarantee claims for the PPP in early 2023.

The commercial lending group focuses primarily on companies with annual revenues ranging from $1 million to $100 million, which typically have credit requirements between $0.5 million and $10 million. The small and middle market business banking platform originates loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of this platform is centralized including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers’ sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities. The division approach focuses on industries that offer high asset quality and are deposit rich to drive profitability.
Customers’ specialty banking includes equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers added three new verticals within its specialty banking, which included capital call lines, technology and venture capital banking and financial institutions group in 2021 to further build its franchise and support the growth of its commercial lending. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
On June 15, 2023, Customers acquired $631.0 million of a Venture Banking loan portfolio at a discount from the FDIC. Customers has also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio has been combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms has been combined with Customers’ existing capital call lines vertical within fund finance.
On June 30, 2023, Customers sold $670 million of short-term syndicated capital call lines of credit within specialty lending consisting of $280.7 million of loans held for investment and $389.3 million of unfunded loan commitments. The Bank exited completely from these non-strategic, short-term syndicated capital call lines of credit, which did not provide any deposit relationships.
Customers’ lending to mortgage companies primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of December 31, 2023 and 2022, commercial loans to mortgage companies totaled $897.9 million and $1.3 billion, respectively, and are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (including crane and utility), marine, franchise, general manufacturing (including machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2023 and 2022, Customers had $547.0 million and $560.3 million, respectively, of equipment finance loans outstanding. As of December 31, 2023 and 2022, Customers had $205.7 million and $157.4 million of equipment finance leases outstanding, respectively. As of December 31, 2023 and 2022, Customers had $205.7 million and $197.3 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $77.7 million and $52.6 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of December 31, 2023, Customers had multifamily loans of $2.1 billion outstanding, comprising approximately 16.2% of the total loan and lease portfolio, compared to $2.2 billion, or approximately 14.0% of the total loan and lease portfolio, at December 31, 2022.

Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. Customers has continued to build out its held-for-sale strategy in 2023 in which we accumulate loans with the intent to sell in the future while reducing consumer installment loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of December 31, 2023, Customers had $1.7 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 13.2% of the total loan and lease portfolio, compared to $2.2 billion, or 14.2% of the total loan and lease portfolio, as of December 31, 2022.
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Purchases (1)
Specialty lending	$631,252	$—	$—
Other commercial and industrial	22,073	2,975	—
Commercial real estate owner occupied	2,867	—	—
Loans receivable, PPP	—	—	1,536,213
Residential real estate	4,238	207,251	92,939
Personal installment (2)	—	123,785	178,970
Other installment (2)	96,758	149,969	99,100
Total	$757,188	$483,980	$1,907,222
Sales (3)
Specialty lending (4)	$287,185	$2,200	$—
Other commercial and industrial (5)	54,083	22,880	47,142
Multifamily	—	2,879	36,900
Commercial real estate owner occupied (5)	24,522	8,960	19,420
Commercial real estate non-owner occupied	16,000	—	18,366
Residential real estate	—	—	63,932
Personal installment (6)	—	500,001	212,255
Other installment	154,042	—	—
Total	$535,832	$536,920	$398,015
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 87.9%, 99.1% and 100.8% of the loans’ unpaid principal balance during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Installment loan purchases for the years ended December 31, 2023, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2023, 2022 and 2021, sales of loans held for investment resulted in net gains of $0.2 million, $3.2 million and $11.3 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.

Loans Held for Sale
The composition of loans held for sale as of December 31, 2023 and 2022 was as follows:

	December 31,
(amounts in thousands)	2023	2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,215	322
Personal installment loans, at lower of cost or fair value	151,040	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Other installment loans, at fair value	188,062	—
Total consumer loans held for sale	340,317	324,233
Loans held for sale	$340,317	$328,312
At December 31, 2023, loans held for sale totaled $340.3 million, or 2.6% of the total loan and lease portfolio, and $328.3 million, or 2.1% of the total loan and lease portfolio, at December 31, 2022.
During the year ended December 31, 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Customers also recognized servicing assets of $3.8 million upon sale. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2023	2022
Loans receivable, mortgage warehouse, at fair value	$897,912	$1,323,312
Loans receivable, PPP	74,735	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,006,693	5,412,887
Other commercial and industrial	1,204,412	1,259,943
Multifamily	2,138,622	2,213,019
Commercial real estate owner occupied	797,319	885,339
Commercial real estate non-owner occupied	1,177,650	1,290,730
Construction	166,393	162,009
Total commercial loans and leases receivable	10,491,089	11,223,927
Consumer:
Residential real estate	484,435	497,952
Manufactured housing	38,670	45,076
Installment:
Personal	555,533	964,641
Other	319,393	413,298
Total consumer loans receivable	1,398,031	1,920,967
Loans and leases receivable	11,889,120	13,144,894
Allowance for credit losses on loans and leases	(135,311)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$12,726,456	$15,335,435
(1)Includes direct finance equipment leases of $205.7 million and $157.4 million at December 31, 2023 and 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.7) million and $(21.5) million at December 31, 2023 and 2022, respectively.
Loans receivable, mortgage warehouse, at fair value
The mortgage warehouse product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage warehouse lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage warehouse, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At December 31, 2023, all of Customers’ commercial mortgage warehouse loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage warehouse lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage warehouse, at fair value totaled $897.9 million and $1.3 billion at December 31, 2023 and 2022, respectively.
On June 30, 2022, one of Customers’ commercial mortgage warehouse borrowers filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. As of December 31, 2023, Customers had an outstanding loan balance with the borrower of $6.0 million in a cash secured working capital loan that was fully guaranteed by an affiliate of the primary shareholder of the borrower. Customers’ loan to the borrower subject to a master repurchase agreement secured by first lien residential mortgages was fully repaid during the year ended December 31, 2022.

Loans receivable, PPP
Customers had $74.7 million and $998.2 million of PPP loans outstanding as of December 31, 2023 and 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met, and earn a fixed interest rate of 1.00%. Customers recognized interest income, including origination fees, of $26.6 million and $79.4 million for the years ended December 31, 2023 and 2022, respectively. Customers has substantially completed the PPP in early 2023. PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale, loans receivable, mortgage warehouse, at fair value, and loans receivable, PPP), net of the ACL, decreased by $1.3 billion to $11.8 billion at December 31, 2023, from $13.0 billion at December 31, 2022. The decrease in loans and leases receivable, net of the ACL, was primarily attributable to $4.4 million increase in ACL, as further described below, and lower balances in all loan categories, except for construction loans, from December 31, 2022. The overall loans and leases receivable fluctuations were the result of Customers purposely moderating loan growth, exiting non-strategic relationships, executing on the held-for-sale strategy and de-risking the held-for-investment loan portfolio in 2023. In 2022, Customers reduced its held-for-investment installment loan portfolio through the sale of $521.8 million in consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to “NOTE 6 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information on the sale of the consumer installment loans held for investment during the year ended December 31, 2022.
The following table presents Customers’ loans receivable (excluding loans held for sale, loans receivable, at fair value, and loans receivable, PPP) as of December 31, 2023 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialty lending	$1,365,202	$3,892,534	$900,039	$53,330	$6,211,105
Multifamily	61,267	420,379	1,656,976	—	2,138,622
Commercial real estate owner occupied	147,678	368,106	184,277	97,258	797,319
Commercial real estate non-owner occupied	137,892	760,293	279,465	—	1,177,650
Construction	7,358	96,931	57,587	4,517	166,393
Total commercial loans	$1,719,397	$5,538,243	$3,078,344	$155,105	$10,491,089

Consumer loans:
Residential real estate	$1,404	$831	$7,686	$474,514	$484,435
Manufactured housing	243	3,779	28,791	5,857	38,670
Installment	23,654	602,156	127,325	121,791	874,926
Total consumer loans	$25,301	$606,766	$163,802	$602,162	$1,398,031

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2023:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialty lending	$992,869	$3,853,034	$4,845,903
Multifamily	308,747	1,768,608	2,077,355
Commercial real estate owner occupied	150,595	499,046	649,641
Commercial real estate non-owner occupied	515,229	524,529	1,039,758
Construction	7,338	151,697	159,035
Total commercial loans	$1,974,778	$6,796,914	$8,771,692

Consumer loans:
Residential real estate	$411,934	$71,097	$483,031
Manufactured housing	38,427	—	38,427
Installment	851,272	—	851,272
Total consumer loans	$1,301,633	$71,097	$1,372,730

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
The provision for credit losses on loans and leases was $70.8 million and $59.5 million for the years ended December 31, 2023 and 2022, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage warehouse, at fair value) was $135.3 million, or 1.13% of loans and leases receivable at December 31, 2023, and $130.9 million, or 0.93% of loans and leases receivable at December 31, 2022.
The increase in the ACL resulted primarily from additional provision for credit losses from the recognition of increased uncertainties and weaker macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition on June 15, 2023, partially offset by a decrease in loan balances held for investment. Subsequent recoveries and charge-offs of these PCD loans are included in the period in which they occur. Net charge-offs were $69.0 million for the year ended December 31, 2023, an increase of $2.7 million compared to $66.4 million for the year ended December 31, 2022. The increase in net charge-offs was primarily due to higher charge-offs for consumer installment loans, offset in part by subsequent recoveries of PCD loans acquired from the FDIC in 2023 and a partial charge-off of a performing non-owner occupied commercial real estate loan that Customers decided to exit in 2022. Installment charge-offs were attributable to unsecured consumer loans originated and purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The table below presents changes in Customers’ ACL for the periods indicated.

(dollars in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs (2)	(1,550)	(1,132)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries (2)	1,102	—	500	84	125	54	—	4,718	6,583
Provision (benefit) for credit losses on loans and leases	911	(7,011)	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (2)	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries (2)	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (2)	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries (2)	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311

Net Charge-offs to Average Loans and Leases
2021	(0.02)%	(0.08)%	(0.04)%	(0.07)%	0.07%	(0.03)%	—%	(2.08)%	(0.44)%
2022	(0.29)%	(0.08)%	0.01%	(0.50)%	0.14%	0.01%	—%	(2.48)%	(0.58)%
2023	(0.13)%	(0.17)%	0.00%	(0.34)%	0.06%	(0.01)%	—%	(4.65)%	(0.55)%
(1)    Includes specialty lending.
(2)    Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(3)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within Specialty Lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.

The ACL is based on a quarterly evaluation of the loan and lease portfolio held for investment and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and commercial mortgage warehouse loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements for management’s methodology for estimating the ACL.

Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to higher risk commercial real estate such as the office and retail sectors is minimal, each representing approximately 1% of the loan portfolio as of December 31, 2023.
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
The following table shows the ACL by various portfolios as of December 31, 2023 and 2022:

	December 31,
	2023		2022
(dollars in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ACL	Percent of loans in each category to loans and leases receivable
Commercial and industrial, including specialty lending	$23,503	52.2%	$17,582	50.8%
Multifamily	16,343	18.0%	14,541	16.9%
Commercial real estate owner occupied	9,882	6.7%	6,454	6.7%
Commercial real estate non-owner occupied	16,859	9.9%	11,219	9.8%
Construction	1,482	1.4%	1,913	1.2%
Total commercial loans and leases	68,069	88.2%	51,709	85.4%

Residential real estate	6,586	4.1%	6,094	3.8%
Manufactured housing	4,239	0.3%	4,430	0.3%
Installment	56,417	7.4%	68,691	10.5%
Total consumer loans	67,242	11.8%	79,215	14.6%
Loans and leases receivable	$135,311	100.0%	$130,924	100.0%
Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment.

Asset Quality at December 31, 2023

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,211,105	$6,204,831	$1,838	$—	$4,436	$—	$4,436	0.07%	0.07%
Multifamily	2,138,622	2,122,619	16,003	—	—	—	—	—%	—%
Commercial real estate owner occupied	797,319	787,225	4,225	—	5,869	—	5,869	0.74%	0.74%
Commercial real estate non-owner occupied	1,177,650	1,160,997	16,653	—	—	—	—	—%	—%
Construction	166,393	166,393	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	10,491,089	10,442,065	38,719	—	10,305	—	10,305	0.10%	0.10%
Residential	484,435	466,314	11,319	—	6,802	35	6,837	1.40%	1.41%
Manufactured housing	38,670	34,306	1,495	538	2,331	64	2,395	6.03%	6.18%
Installment	874,926	850,595	17,120	—	7,211	—	7,211	0.82%	0.82%
Total consumer loans receivable	1,398,031	1,351,215	29,934	538	16,344	99	16,443	1.17%	1.18%
Loans and leases receivable (1)	11,889,120	11,793,280	68,653	538	26,649	99	26,748	0.22%	0.22%
Loans receivable, PPP (2)	74,735	74,735	—	—	—	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	897,912	897,912	—	—	—	—	—	—%	—%
Total loans held for sale	340,317	336,828	3,028	—	461	—	461	0.14%	0.14%
Total portfolio	$13,202,084	$13,102,755	$71,681	$538	$27,110	$99	$27,209	0.21%	0.21%

Asset Quality at December 31, 2023 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual/NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialty lending	$6,211,105	$4,436	$23,503	0.38%	529.82%
Multifamily	2,138,622	—	16,343	0.76%	—%
Commercial real estate owner occupied	797,319	5,869	9,882	1.24%	168.38%
Commercial real estate non-owner occupied	1,177,650	—	16,859	1.43%	—%
Construction	166,393	—	1,482	0.89%	—%
Total commercial loans and leases receivable	10,491,089	10,305	68,069	0.65%	660.54%
Residential	484,435	6,802	6,586	1.36%	96.82%
Manufactured housing	38,670	2,331	4,239	10.96%	181.85%
Installment	874,926	7,211	56,417	6.45%	782.37%
Total consumer loans receivable	1,398,031	16,344	67,242	4.81%	411.42%
Loans and leases receivable (1)	11,889,120	26,649	135,311	1.14%	507.75%
Loans receivable, PPP (2)	74,735	—	—	—%	—%
Loans receivable, mortgage warehouse, at fair value	897,912	—	—	—%	—%
Total loans held for sale	340,317	461	—	—%	—%
Total portfolio	$13,202,084	$27,110	$135,311	1.02%	499.12%
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
(2)The tables exclude PPP loans of $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

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
A reconciliation of total loans and leases portfolio, excluding loans receivable, PPP and other related amounts, at December 31, 2023, is set forth below.

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Total loans and leases portfolio (GAAP)	$13,202,084	$13,102,755	$71,681	$538	$27,110	$99	$27,209	0.21%	0.21%
Less: Loans receivable, PPP (1)	74,735	—	—	—	—	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,127,349	13,102,755	71,681	538	27,110	99	27,209	0.21%	0.21%
Less: Loans held for sale	340,317	336,828	3,028	—	461	—	461	0.14%	0.14%
Less: Loans receivable, mortgage warehouse, at fair value	897,912	897,912	—	—	—	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$11,889,120	$11,868,015	$68,653	$538	$26,649	$99	$26,748	0.22%	0.22%

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Total loans and leases portfolio (GAAP)	$13,202,084	$27,110	$135,311	1.02%	499.12%
Less: Loans receivable, PPP (1)	74,735	—	—	—%	—%
Total loans and leases portfolio, excluding loans receivable, PPP (Non-GAAP)	13,127,349	27,110	135,311	1.03%	499.12%
Less: Loans held for sale	340,317	461	—	—%	—%
Less: Loans receivable, mortgage warehouse, at fair value	897,912	—	—	—%	—%
Loans and leases receivable, excluding loans receivable, PPP (Non-GAAP)	$11,889,120	$26,649	$135,311	1.14%	507.75%

(1)Loans receivable, PPP includes PPP loans that are past due, as claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
The total loan and lease portfolio was $13.2 billion at December 31, 2023 compared to $15.8 billion at December 31, 2022 and $27.1 million, or 0.21% of loans and leases, were non-performing at December 31, 2023 compared to $30.7 million, or 0.19% of loans and leases, at December 31, 2022. The total loan and lease portfolio was supported by an ACL of $135.3 million (499.12% of NPLs and 1.02% of total loans and leases) and $130.9 million (425.95% of NPLs and 0.83% of total loans and leases), at December 31, 2023 and 2022, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2023	2022
Loans 90+ days delinquent still accruing (1)	$538	$1,883

Non-accrual loans	$27,110	$30,737
OREO and repossessed assets	99	46
Total non-performing assets	$27,209	$30,783
(1)Excludes PCD loans at December 31, 2023 and 2022.

	December 31,
	2023	2022
Non-accrual loans to loans and leases receivable (1)	0.22%	0.17%
Non-accrual loans to total loans and leases portfolio	0.21%	0.19%
Non-performing assets to total assets	0.13%	0.15%
Non-accrual loans and loans 90+ days delinquent to total assets	0.13%	0.16%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.13%	0.93%
Non-accrual loans	499.12%	425.95%
(1)    Excludes loans held for sale and loans receivable, mortgage warehouse, at fair value.
The asset quality ratios related to NPAs, including non-accrual loans remained low at December 31, 2023 as compared to December 31, 2022. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at December 31, 2023 as compared to December 31, 2022.
The table below sets forth loans held for investment that were non-performing at December 31, 2023 and 2022.

	December 31,
(amounts in thousands)	2023	2022
Commercial and industrial, including specialty lending	$4,436	$1,761
Multifamily	—	1,143
Commercial real estate owner occupied	5,869	2,768
Residential real estate	6,802	6,922
Manufactured housing	2,331	2,410
Installment	7,211	9,527
Total non-performing loans	$26,649	$24,531
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
Problem Loan Identification and Management
To facilitate the monitoring of credit quality within the commercial and industrial, multifamily, commercial real estate and construction portfolios and for purposes of analyzing historical loss rates used in the determination of the ACL for individually assessed loans, Customers utilizes the following categories of risk ratings: pass (there are six risk ratings for pass loans), special mention, substandard, doubtful or loss. The risk-rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated regularly thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis, generally during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage the loans and leases. PPP loans are excluded, provided that the SBA’s eligibility criteria are met, as these loans are fully guaranteed by the SBA.
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers’ financial position. At December 31, 2023 and 2022, special mention loans and leases were $196.2 million and $138.8 million, respectively, and are considered performing loans and are therefore not included in the tables above.
Risk ratings are not established for residential real estate, home equity loans and installment loans mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history through the monitoring of delinquency levels and trends.

A regular reporting and review process is in place to provide for proper portfolio oversight and control and to monitor those loans and leases identified as problem credits by management. This process is designed to assess Customers’ progress in working toward a solution and to assist in determining an appropriate ACL. All loan work-out situations involve the active participation of management and are reported regularly to the Board of Directors. When a loan or lease becomes delinquent for 90 days or more, or earlier if considered appropriate, the loan is assigned to SAG for workout or other resolution.
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
Loan Modifications for Borrowers Experiencing Financial Difficulty
A borrower is considered to be experiencing financial difficulty when there is a significant doubt about the borrower’s ability to make the required principal and interest payments on the loan or to get an equivalent financing from another creditor at a market rate for a similar loan.
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
Customers will generally try other forms of relief before principal forgiveness. Any contractual reduction in the amount of principal due without receiving payment or assets is considered as forgiveness. For the purpose of this disclosure, Customers considers any contractual change in interest rate that results in a reduction in interest rate relative to the current stated interest rate as an interest rate reduction. Generally, Customers considers any delay in payment of greater than 90 days in the last 12 months to be significant. Term extensions extend the original contractual maturity of the loan. For the purpose of this disclosure, modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the year ended December 31, 2023, disaggregated by class of financing receivable and type of modification granted.

	For the Year Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialty lending	$250	$14,791	$—	$—	$15,041	0.24%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Residential real estate	46	—	—	—	46	0.01%
Manufactured housing	158	—	—	664	822	2.13%
Personal installment	14,075	756	312	—	15,143	2.73%
Total	$14,698	$15,547	$312	$664	$31,221
As of December 31, 2023, there was $3.0 million in commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2023.
As of December 31, 2023, the loans that were made to borrowers experiencing financial difficulty during the year ended December 31, 2023 that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.

Troubled Debt Restructurings
At December 31, 2022, there were $16.8 million in loans reported as TDRs. TDRs were reported as impaired loans in the period of their restructuring and were evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR might be returned to accrual status if the borrower satisfied a minimum six-month performance requirement; however, it would remain classified as impaired. Generally, Customers required sustained performance for nine months before returning a TDR to accrual status.
Modification of PCD loans that were accounted for within loan pools in accordance with the accounting standards for PCD loans did not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool was accounted for as a single asset with a single composite interest rate and an expectation of cash flows, modifications of loans within such pools were not reported as TDRs.
In response to the COVID-19 pandemic, Customers implemented a short-term loan modification program to provide temporary payment relief to certain of its borrowers who met the program’s qualifications in 2020. This program allowed for a deferral of payments for a maximum of 90 days at a time. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. On December 27, 2020, the CAA was signed into law, which extended and expanded various relief provisions of the CARES Act including the temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. There were no commercial or consumer loans on deferments related to COVID-19 at December 31, 2022.
TDR modifications primarily involved interest-rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflected other nonstandard terms which Customers would not offer in non-troubled situations. During the year ended December 31, 2022, loans aggregating $3.3 million were modified in TDRs. TDR modifications of residential real estate loans were primarily extensions of term, interest rate concessions and other modifications; modifications of manufactured housing loans were primarily interest rate concessions; and modifications of consumer installment loans were primarily other modifications. As of December 31, 2022, there were no commitments to lend additional funds to debtors whose loans had been modified in TDRs.
As of December 31, 2022, 212 installment loans totaling $2.2 million, 15 manufactured housing loans totaling $491 thousand and two residential real estate loans for $201 thousand that were modified in TDRs within the past twelve months defaulted on payments.
Loans modified in TDRs were evaluated for impairment. The nature and extent of impairment of TDRs, including those that had experienced a subsequent default, was considered in the determination of an appropriate level of ACL.
ACCRUED INTEREST RECEIVABLE
At December 31, 2023, accrued interest receivable totaled $114.8 million compared to $123.4 million at December 31, 2022. The decrease primarily resulted from a decrease in outstanding balances of PPP loans.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2023, bank premises and equipment, net of accumulated depreciation and amortization, totaled $7.4 million compared to $9.0 million at December 31, 2022. The decrease primarily resulted from higher depreciation and amortization expenses.
At December 31, 2023, Customers Bank’s restricted stock holdings totaled $109.5 million compared to $74.2 million at December 31, 2022. These holdings consist of stock of the FRB, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2023, the cash surrender value of BOLI totaled $292.2 million compared to $338.4 million at December 31, 2022. primarily due to the surrender of some policies. Presented within BOLI on the consolidated balance sheets is the cash surrender value of the SERP balances of $11.4 million and $12.3 million at December 31, 2023 and 2022, respectively. For additional information on the SERPs, refer to “NOTE 14 - EMPLOYEE BENEFIT PLANS” to Customers’ audited consolidated financial statements.
At December 31, 2023 and 2022, other assets totaled $366.8 million and $400.1 million, respectively. Other assets consist primarily of operating leases through Customers’ commercial equipment financing group (net investment in operating leases of $205.7 million at December 31, 2023 compared to $197.3 million at December 31, 2022), deferred tax assets, net, mark-to-market adjustments for interest-rate swaps, investments in affordable housing projects and other limited partnerships or limited liability companies, ROU assets and prepaid expenses.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through branchless digital banking, our white label relationship, deposit brokers, listing services and other relationships. Customers Bank provides TassatPay instant blockchain-based digital payments platform via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of December 31, 2023 and 2022, Customers Bank held $2.8 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of December 31, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $826.9 million and $23 thousand at December 31, 2023 and 2022, respectively. For additional information, refer to “NOTE 11 - DEPOSITS” to Customers’ audited consolidated financial statements.
The components of deposits were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2023	2022	Change	% Change
Demand, non-interest bearing	$4,422,494	$1,885,045	$2,537,449	134.6%
Demand, interest bearing	5,580,527	8,476,027	(2,895,500)	(34.2)%
Savings, including MMDA	4,629,336	3,546,015	1,083,321	30.6%
Non-time deposits	14,632,357	13,907,087	725,270	5.2%
Time deposits	3,287,879	4,249,866	(961,987)	(22.6)%
Total deposits	$17,920,236	$18,156,953	$(236,717)	(1.3)%
Total deposits were $17.9 billion at December 31, 2023, a decrease of $236.7 million, or 1.3%, from $18.2 billion at December 31, 2022. The decrease in total deposits was primarily due to decreases in interest bearing demand deposits of $2.9 billion, or 34.2%, to $5.6 billion and time deposits of $962.0 million, or 22.6%, to $3.3 billion. These decreases were offset in part by increases in non-interest bearing demand deposits of $2.5 billion, or 134.6%, to $4.4 billion and savings, including MMDA, of $1.1 billion, or 30.6%, to $4.6 billion.
Total deposits at December 31, 2023 and 2022 include $307.9 million and $1.1 billion, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement. The deposit servicing agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies’ successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers’ obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remained in effect through the new termination date. On March 22, 2023, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits serviced by BM Technologies to a new sponsor bank or June 30, 2024. The remaining serviced deposits in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. On August 18, 2023, the deposit servicing agreement was further extended to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits to a new sponsor bank or April 15, 2025. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank.
At December 31, 2023 and 2022, the Bank had $1.1 billion and $176.2 million, respectively, in deposits to which it had pledged $1.1 billion and $175.6 million, respectively, of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement.

The total amount of estimated uninsured deposits was $5.4 billion and $6.4 billion at December 31, 2023 and 2022, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $186.3 million and $85.5 million at December 31, 2023, and 2022, respectively. At December 31, 2023, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	December 31, 2023
3 months or less	$23,796
Over 3 through 6 months	70,095
Over 6 through 12 months	24,026
Over 12 months	68,422
Total	$186,339
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$3,801,053	0.00%	$3,780,185	0.00%
Demand, interest-bearing	6,048,797	3.98%	6,853,533	1.83%
Savings, including MMDA	3,388,388	3.98%	5,332,412	1.21%
Time deposits	4,401,855	4.55%	1,352,787	2.71%
Total	$17,640,093	3.27%	$17,318,917	1.31%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. Refer to “NOTE 12 – BORROWINGS” to Customers’ audited consolidated financial statements for additional information.
Short-term debt
Short-term debt at December 31, 2023 and 2022 was as follows:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$300,000	4.54%
Total short-term debt	$—		$300,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2023 and 2022 were as follows:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,203,207	3.91%	$500,000	3.37%
Total long-term FHLB and FRB advances	$1,203,207		$500,000
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at December 31, 2023.
(2)    Includes $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2023. Refer to “NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ audited consolidated financial statements for additional information.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2023 and 2022 was as follows:

	December 31,
(dollars in thousands)	2023	2022
Total maximum borrowing capacity with the FHLB	$3,474,347	$3,241,120
Total maximum borrowing capacity with the FRB (1)	3,436,000	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	8,575,137	7,142,865
(1)Includes $475.3 million of borrowing capacity available under the BTFP at December 31, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The BTFP is available through March 11, 2024.
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2023 and 2022 were as follows:

		December 31,
(dollars in thousands)		2023	2022
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,928	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,912	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,840	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,766	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,464	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,230	$181,952
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

SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2023	2022	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,459	35,012	447	1.3%
Additional paid in capital	564,538	551,721	12,817	2.3%
Retained earnings	1,159,582	924,134	235,448	25.5%
Accumulated other comprehensive income (loss), net	(136,569)	(163,096)	26,527	(16.3)%
Treasury stock	(122,410)	(82,604)	(39,806)	48.2%
Total shareholders’ equity	$1,638,394	$1,402,961	$235,433	16.8%
Shareholders’ equity increased $235.4 million, or 16.8%, to $1.6 billion at December 31, 2023 when compared to shareholders’ equity of $1.4 billion at December 31, 2022. The increase primarily resulted from increases in retained earnings of $235.4 million, common stock of $0.4 million, additional paid in capital of $12.8 million and accumulated other comprehensive income (loss), net of $26.5 million, partially offset by an increase in treasury stock of $39.8 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2023.
The increase in retained earnings primarily resulted from net income of $250.1 million for the year ended December 31, 2023, partially offset by preferred stock dividends of $14.7 million for the year ended December 31, 2023.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $31.1 million in unrealized losses on AFS debt securities primarily due to changes in interest rates and credit spreads and income tax effect of $7.9 million during the year ended December 31, 2023.
The increase treasury stock resulted from repurchases of 1,379,883 shares of common stock for $39.8 million pursuant to the Share Repurchase Program during the year ended December 31, 2023. On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. On September 27, 2023, the Share Repurchase Program expired. Refer to “NOTE 13 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information on the repurchase of common shares.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity for a financial institution is a measure of that institution’s ability to meet depositors’ needs for funds, to satisfy or fund loan and lease commitments and for other operating purposes. Ensuring adequate liquidity is an objective of the asset/liability management process. Customers coordinates its management of liquidity with its interest-rate sensitivity and capital position, and strives to maintain a strong liquidity position that is sufficient to meet Customers’ short-term and long-term needs, commitments and contractual obligations.
Customers is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of the Bank’s customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheet.
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards. Refer to “NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ audited consolidated financial statements for additional information.

As described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a benefit to provision for credit losses on unfunded lending-related commitments of $0.1 million during the year ended December 31, 2023 resulting in an ACL of $2.9 million as of December 31, 2023. Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.9 million during the year ended December 31, 2022 resulting in an ACL of $3.0 million as of December 31, 2022. The ACL on unfunded lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of December 31, 2023. Refer to “NOTE 9 – LEASES”, “NOTE 11 – DEPOSITS”, “NOTE 12 – BORROWINGS” and “NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ audited consolidated financial statements for additional information.
At December 31, 2023, Customers had $3.8 billion of cash on hand and $3.5 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $8.5 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 158% of uninsured deposits and approximately 204% of uninsured deposits less collateralized and affiliate deposits at December 31, 2023. Our loan to deposit ratio was 74% at December 31, 2023. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB, including the BTFP to meet short-term liquidity needs. The advances from the BTFP are available through March 11, 2024. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of December 31, 2023, Customers’ borrowing capacity with the FHLB was $3.5 billion, of which $1.2 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize deposits. As of December 31, 2022, Customers’ borrowing capacity with the FHLB was $3.2 billion, of which $800.0 million was utilized in borrowings and $175.6 million of available capacity was utilized to collateralize deposits. As of December 31, 2023 and 2022, Customers’ borrowing capacity with the FRB was $3.4 billion and $2.5 billion, respectively. None of this capacity was utilized as of December 31, 2023 and 2022.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of December 31, 2023 and 2022, Customers Bank held $2.8 billion and $2.3 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of December 31, 2023, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $826.9 million and $23 thousand at December 31, 2023 and 2022, respectively.
The principal source of the Bancorp’s liquidity is the dividends it receives from the Bank, which may be impacted by the following: bank-level capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. The Bank has generated sufficient positive cash flows from operations to pay dividends to the Bancorp. However, there are statutory and regulatory limitations on the ability of the Bank to pay dividends or make other capital distributions or to extend credit to the Bancorp or its non-bank subsidiaries.

The table below summarizes Customers’ cash flows for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$124,729	$(20,825)	$145,554	(698.9)%
Net cash provided by (used in) investing activities	3,157,723	(1,298,412)	4,456,135	(343.2)%
Net cash provided by (used in) financing activities	108,088	1,257,011	(1,148,923)	(91.4)%
Net increase (decrease) in cash and cash equivalents	$3,390,540	$(62,226)	$3,452,766	NM

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $124.7 million for the year ended December 31, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $600.5 million, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to two third-party sponsored VIEs, net income of $250.1 million, non-cash operating adjustments of $38.4 million, a decrease in accrued interest receivable and other assets of $23.6 million and an increase in accrued interest payable and other liabilities of $18.7 million, partially offset by origination and purchases of loans held for sale of $806.6 million. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 7 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans.
Cash used in operating activities of $20.8 million for the year ended December 31, 2022 resulted from origination and purchases of loans held for sale of $366.5 million, a decrease of $21.0 million in accrued interest payable and other liabilities and an increase of $3.6 million in accrued interest receivable and other assets, partially offset by net income of $228.0 million, non-cash operating adjustments of $82.6 million and proceeds from the sales and repayments of loans held for sale of $59.6 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities of $3.2 billion for the year ended December 31, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage warehouse loans, of $2.3 billion mostly from PPP loan forgiveness and guarantee payments by the SBA, proceeds from sales of loans and leases of $409.5 million including the sales of capital call lines of credit held for investment, proceeds from net repayments of mortgage warehouse loans of $408.3 million, proceeds from maturities, calls and principal repayments on investment securities available for sale of $323.3 million and held to maturity of $252.4 million, proceeds from sales of investment securities available for sale of $297.4 million and proceeds from surrenders and death benefits from the BOLI of $56.6 million, partially offset by purchases of loans of $709.2 million including the Venture Banking loans purchased from the FDIC, purchases of investment securities held to maturity of $73.1 million, purchases of leased assets under lessor operating leases of $40.8 million, and net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $35.1 million. Refer to “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the sales of capital call lines of credit held for investment and the Venture Banking loans purchased from the FDIC.
Cash used in investing activities of $1.3 billion for the year ended December 31, 2022 primarily resulted from a net increase in loans and leases, excluding mortgage warehouse loans of $1.9 billion, purchases of investment securities available for sale of $1.4 billion, purchases of loans of $484.0 million and purchases of leased assets under lessor operating leases of $109.3 million, partially offset by proceeds from sales of investment securities available for sale of $983.6 million, proceeds from net repayments of mortgage warehouse loans of $929.2 million, proceeds from maturities, calls and principal repayments on investment securities available for sale of $464.1 million and held to maturity of $59.5 million, proceeds from sales of loans of $136.9 million, which included the cash proceeds from the sale of $521.8 million of consumer installment loans, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE. Refer to “NOTE 6 – INVESTMENT SECURITIES” and “NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $108.1 million for the year ended December 31, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and FRB of $2.6 billion, partially offset by repayments of long-term borrowed funds from the FHLB and FRB of $1.9 billion, a net decrease in short-term borrowed funds from the FHLB of $300.0 million, a net decrease in deposits of $238.1 million and purchases of treasury stock of $39.8 million. For additional information on purchases of treasury stock, refer to “NOTE 13 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements.

Cash provided by financing activities of $1.3 billion for the year ended December 31, 2022 primarily resulted from a net increase of $1.4 billion in deposits and proceeds from long-term borrowed funds from the FHLB of $500.0 million, partially offset by a net decrease in short-term borrowed funds from the FHLB of $400.0 million, repayments of other borrowings of $100.0 million upon maturity of the Customers Bancorp 3.950% senior notes, a net decrease in federal funds purchased of $75.0 million and purchases of treasury stock of $33.2 million. For additional information on purchases of treasury stock, refer to “NOTE 13 – SHAREHOLDERS' EQUITY” to Customers’ audited consolidated financial statements.

CAPITAL ADEQUACY
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2023 and 2022, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table.

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of December 31, 2023, the Bank and the Bancorp were in compliance with the Basel III requirements. Refer to “NOTE 19 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements for additional discussion regarding regulatory capital requirements.

Capital Ratios
Customers continued to build capital during 2023. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. In 2021, Customers repurchased 527,789 shares of common stock for $27.7 million pursuant to the Share Repurchase Program. In 2022, Customers repurchased 830,145 shares of its common stock for $33.2 million pursuant to the Share Repurchase Program. In 2023, Customers repurchased 1,379,883 shares of its common stock for $39.8 million pursuant to the Share Repurchase Program. On September 27, 2023, the Share Repurchase Program expired. During 2023 and 2022, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. In 2021, Customers Bancorp issued $100 million in fixed-to-floating rate senior notes, and utilized the proceeds to redeem all of the outstanding shares of Series C and Series D Preferred Stock. Customers Bank capital growth for the past few years has been achieved primarily by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. For more information relating to preferred and common stock, refer to “NOTE 13 – SHAREHOLDERS' EQUITY” to Customers’ audited consolidated financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers’ asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank’s board of directors has declared a quarterly cash dividend to the Bank’s sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2023 and 2022, include the following:
•$20.0 million declared on March 23, 2022, and paid on March 24, 2022;
•$5.0 million declared on June 22, 2022, and paid on June 23, 2022;
•$25.0 million declared on September 28, 2022, and paid on September 29, 2022;
•$2.0 million declared on December 20, 2022, and paid on December 22, 2022;
•$30.0 million declared on February 22, 2023, and paid on February 22, 2023;
•$20.0 million declared on June 28, 2023, and paid on June 28, 2023;
•$10.0 million declared on September 27, 2023, and paid on September 27, 2023; and
•$30.0 million declared on December 20, 2023, and paid on December 21, 2023.
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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The largest part of Customers’ net income is net interest income, and the majority of its financial instruments are interest rate sensitive assets and liabilities with various term structures and maturities. One of the primary goals of management is to optimize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates. Customers’ asset/liability committee actively looks to monitor and control the economic impact of changes in interest rates on the mix of interest rate sensitive assets and interest rate sensitive liabilities.
Customers uses two complementary methods to effectively measure and manage interest rate risk. The two types of simulation analysis used to determine the impact of changes in interest rates under various hypothetical interest rate scenarios are income scenario modeling and estimates of economic value (EVE). The combination of these two methods supplies a reasonably comprehensive summary of the levels of interest rate risk of Customers’ exposure to time factors and changes in interest rate environments.

Income scenario modeling is used to measure interest rate sensitivity and manage interest rate risk over a near term horizon. Income scenario considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending December 31, 2024 and 2023, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at December 31, 2023 and 2022.
Customers has also estimated changes to that projected twelve-month net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at December 31, 2023 and 2022, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2023 and 2022, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the years ending December 31, 2024 and 2023, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2023	2022
Up 3%	9.9%	0.4%
Up 2%	6.6%	0.4%
Up 1%	3.6%	0.3%
Down 1%	(3.5)%	(0.9)%
Down 2%	(7.2)%	(2.0)%
Down 3%	(11.2)%	(4.8)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at December 31, 2023 and 2022, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2023 and 2022, current market rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer-term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at risk at December 31, 2023 and 2022, resulting from rate shocks to interest rates.

	From Base December 31,
Rate Shocks	2023	2022
Up 3%	(6.2)%	(27.8)%
Up 2%	(3.0)%	(16.9)%
Up 1%	0.3%	(6.6)%
Down 1%	(5.4)%	0.0%
Down 2%	(13.2)%	(31.3)%
Down 3%	(23.1)%	(57.2)%

Management believes that the assumptions and combination of methods used in evaluating interest rate risk are reasonable. However, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from the assumptions used in the model.

LIBOR Transition
Customers has variable rate loans, investment securities, fixed-to-floating rate senior and subordinated debt, preferred stocks and derivatives that reference LIBOR. All tenors of LIBOR have ceased on June 30, 2023. The 1-, 3- and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. Customers established an enterprise-wide LIBOR transition program, which includes a LIBOR transition team with senior management level leadership. Progress on the LIBOR transition effort is monitored by executive management as well as the asset/liability committee and Customers’ Board of Directors.
At December 31, 2023, all of Customers’ LIBOR-based commercial loans and leases, commercial real estate loans and residential mortgages have been transitioned to SOFR. In addition, $110.0 million of fixed-to-floating rate borrowings and $137.8 million of preferred equity instruments reference LIBOR, which have been or will be transitioned to SOFR. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate, plus 5.14% and 4.762%, respectively, to calculate the dividends on Series E and F Preferred Stock, respectively, beginning with dividends declared on October 25, 2023. Customers’ derivatives primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“IBOR Supplement”) and the IBOR Fallback Protocol (“IBOR Protocol”). The IBOR Protocol enabled market participants to incorporate certain revisions into their legacy non-cleared derivatives with other counterparties that also choose to adhere to the IBOR Protocol. Customers adhered to the IBOR Protocol in November 2020 and remediated its interest rate swap transactions with its end-user customers, which referenced the fallback SOFR per the IBOR Protocol. With respect to Customers’ cleared interest rate swap agreements that reference LIBOR, clearinghouses adopted the same relevant SOFR benchmark alternatives of the IBOR Supplement and the IBOR Protocol.

Item 8.        Financial Statements and Supplementary Data
Customers Bancorp, Inc.
Financial statements for the three years ended
December 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Customers Bancorp, Inc.
West Reading, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Allowance for Credit Losses – Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of expected credit losses in the Company’s loan and lease portfolios are recorded in the allowance for credit losses on loans and leases (the “ACL”). The ACL is a valuation account that is deducted from the loans or leases amortized cost basis to present the net amount expected to be collected on the loans and leases. The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. It is deducted from the loans or leases amortized cost basis to present the net amount expected to be collected on the loans and leases.

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

We identified the ACL for the loans and lease receivables held-for-investment, excluding the residential real estate and manufactured housing portfolios, as a critical audit matter because it involves especially subjective and complex judgment in auditing the (1) model methodology, (2) model logic, (3) model assumptions, (4) determination of the macroeconomic forecast, and (5) use of qualitative adjustments. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures.

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
•We used our credit and valuation specialists to assist us in evaluating the reasonableness of the loss rate models.
•We (i) evaluated the reasonableness of the loss rate models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the loss rate models for estimating expected credit losses, (iii) tested the accuracy of the data input into the loss rate models, and (iv) assessed the reasonableness of the models’ calculations of loss rates derived from the loss rate models.
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2023 that provides additional evidence about conditions that existed at the balance sheet date.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 29, 2024

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
February 29, 2024

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Cash and due from banks	$45,210	$58,025
Interest earning deposits	3,801,136	397,781
Cash and cash equivalents	3,846,346	455,806
Investment securities, at fair value (includes allowance for credit losses of $3,952 and $578, respectively)	2,405,640	2,987,500
Investment securities held to maturity	1,103,170	840,259
Loans held for sale (includes $189,277 and $322, respectively, at fair value)	340,317	328,312
Loans receivable, mortgage warehouse, at fair value	897,912	1,323,312
Loans receivable, PPP	74,735	998,153
Loans and leases receivable	11,889,120	13,144,894
Allowance for credit losses on loans and leases	(135,311)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,726,456	15,335,435
FHLB, Federal Reserve Bank, and other restricted stock	109,548	74,196
Accrued interest receivable	114,766	123,374
Bank premises and equipment, net	7,371	9,025
Bank-owned life insurance	292,193	338,441
Goodwill and other intangibles	3,629	3,629
Other assets	366,829	400,135
Total assets	$21,316,265	$20,896,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,422,494	$1,885,045
Interest bearing	13,497,742	16,271,908
Total deposits	17,920,236	18,156,953
FHLB advances	1,203,207	800,000
Other borrowings	123,840	123,580
Subordinated debt	182,230	181,952
Accrued interest payable and other liabilities	248,358	230,666
Total liabilities	19,677,871	19,493,151
Commitments and contingencies (NOTE 22)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized; 5,700,000 shares issued and outstanding as of December 31, 2023 and 2022	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,459,342 and 35,012,250 shares issued as of December 31, 2023 and 2022; 31,440,906 and 32,373,697 shares outstanding as of December 31, 2023 and 2022	35,459	35,012
Additional paid in capital	564,538	551,721
Retained earnings	1,159,582	924,134
Accumulated other comprehensive income (loss), net	(136,569)	(163,096)
Treasury stock, at cost (4,018,436 and 2,638,553 shares as of December 31, 2023 and 2022)	(122,410)	(82,604)
Total shareholders’ equity	1,638,394	1,402,961
Total liabilities and shareholders’ equity	$21,316,265	$20,896,112
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Interest income:
Loans and leases	$996,517	$743,949	$734,012
Investment securities	200,659	119,236	40,413
Interest earning deposits	125,923	10,952	1,585
Loans held for sale	36,221	1,364	2,810
Other	8,040	9,872	2,064
Total interest income	1,367,360	885,373	780,884
Interest expense:
Deposits	576,437	226,239	62,641
FHLB advances	80,008	11,464	6,211
FRB advances	6,286	—	9,229
Subordinated debt	10,755	10,755	10,755
Other borrowings	6,425	13,195	6,974
Total interest expense	679,911	261,653	95,810
Net interest income	687,449	623,720	685,074
Provision for credit losses	74,611	60,066	27,426
Net interest income after provision for credit losses	612,838	563,654	657,648
Non-interest income:
Commercial lease income	36,179	27,719	21,107
Loan fees	20,216	12,188	7,527
Bank-owned life insurance	11,777	15,697	8,416
Mortgage warehouse transactional fees	4,395	6,738	12,874
Gain (loss) on sale of SBA and other loans	(1,200)	3,155	11,327
Loss on sale of capital call lines of credit	(5,037)	—	—
Loss on sale of consumer installment loans	—	(23,465)	—
Net gain (loss) on sale of investment securities	(574)	(23,164)	31,392
Loss on sale of foreign subsidiaries	—	—	(2,840)
Loss on cash flow hedge derivative terminations	—	—	(24,467)
Legal settlement gain	—	7,519	—
Other	4,809	5,885	12,531
Total non-interest income	70,565	32,272	77,867
Non-interest expense:
Salaries and employee benefits	133,275	112,365	108,202
Technology, communication and bank operations	65,550	84,998	83,544
Commercial lease depreciation	29,898	22,978	17,824
Professional services	35,177	27,465	26,688
Loan servicing	17,075	15,023	10,763
Occupancy	10,070	13,606	12,143
FDIC assessments, non-income taxes, and regulatory fees	35,036	8,869	10,061
Advertising and promotion	3,095	2,541	1,520
Deposit relationship adjustment fees	—	—	6,216
Legal settlement expense	4,096	—	—
Other	19,391	16,784	17,346
Total non-interest expense	352,663	304,629	294,307
Income before income tax expense	330,740	291,297	441,208
Income tax expense	80,597	63,263	86,940
Net income from continuing operations	$250,143	$228,034	$354,268

		(continued)

	For the Years Ended December 31,
	2023	2022	2021
Loss from discontinued operations before income tax expense	$—	$—	$(20,354)
Income tax expense from discontinued operations	—	—	19,267
Net loss from discontinued operations	—	—	(39,621)
Net income	250,143	228,034	314,647
Preferred stock dividends	14,695	9,632	11,693
Loss on redemption of preferred stock	—	—	2,820
Net income available to common shareholders	$235,448	$218,402	$300,134

Basic earnings per common share from continuing operations	$7.49	$6.69	$10.51
Basic earnings per common share	7.49	6.69	9.29
Diluted earnings per common share from continuing operations	7.32	6.51	10.08
Diluted earnings per common share	7.32	6.51	8.91
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$250,143	$228,034	$314,647
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	31,146	(236,834)	(6,841)
Income tax effect	(7,911)	61,577	1,779
Reclassification adjustments for (gains) losses included in net income	(574)	23,164	(31,392)
Income tax effect	146	(6,023)	8,162
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	4,986	—	—
Income tax effect	(1,266)	—	—
Net unrealized gains (losses) on available for sale debt securities	26,527	(158,116)	(28,292)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	—	12,321
Income tax effect	—	—	(3,204)
Reclassification adjustment for (gains) losses included in net income	—	—	26,972
Income tax effect	—	—	(7,013)
Net unrealized gains (losses) on cash flow hedges	—	—	29,076
Other comprehensive income (loss), net of income tax effect	26,527	(158,116)	784
Comprehensive income (loss)	$276,670	$69,918	$315,431
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	9,000,000	$217,471	31,705,088	$32,986	$455,592	$438,581	$(5,764)	$(21,780)	$1,117,086
Net income	—	—	—	—	—	314,647	—	—	314,647
Other comprehensive income (loss)	—	—	—	—	—	—	784	—	784
Preferred stock dividends (1)	—	—	—	—	—	(11,693)	—	—	(11,693)
Redemption of preferred stock (2)	(3,300,000)	(79,677)	—	—	—	—	—	—	(79,677)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(2,820)	—	—	(2,820)
Sale of non-controlling interest in BMT (3)	—	—	—	—	31,893	—	—	—	31,893
Distribution of investment in BM Technologies (4)	—	—	—	—	—	(32,983)	—	—	(32,983)
Restricted stock awards to certain BMT team members (5)	—	—	—	—	19,592	—	—	—	19,592
Share-based compensation expense	—	—	—	—	13,860	—	—	—	13,860
Issuance of common stock under share-based-compensation arrangements	—	—	1,735,968	1,736	21,454	—	—	—	23,190
Repurchase of common shares	—	—	(527,789)	—	—	—	—	(27,662)	(27,662)
Balance, December 31, 2021	5,700,000	137,794	32,913,267	34,722	542,391	705,732	(4,980)	(49,442)	1,366,217
Net income	—	—	—	—	—	228,034	—	—	228,034
Other comprehensive income (loss)	—	—	—	—	—	—	(158,116)	—	(158,116)
Preferred stock dividends (1)	—	—	—	—	—	(9,632)	—	—	(9,632)
Share-based compensation expense	—	—	—	—	14,080	—	—	—	14,080
Issuance of common stock under share-based-compensation arrangements	—	—	290,575	290	(4,750)	—	—	—	(4,460)
Repurchase of common shares	—	—	(830,145)	—	—	—	—	(33,162)	(33,162)
Balance, December 31, 2022	5,700,000	137,794	32,373,697	35,012	551,721	924,134	(163,096)	(82,604)	1,402,961
Net income	—	—	—	—	—	250,143	—	—	250,143
Other comprehensive income (loss)	—	—	—	—	—	—	26,527	—	26,527
Preferred stock dividends (1)	—	—	—	—	—	(14,695)	—	—	(14,695)
Share-based compensation expense	—	—	—	—	12,495	—	—	—	12,495
Issuance of common stock under share-based-compensation arrangements	—	—	447,092	447	322	—	—	—	769
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
(1)Dividends per share of $2.624902, and $2.529089 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2023. Dividends per share of $1.693208 and $1.597395 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2022. Dividends per share of $1.041346, $1.075982, $1.474384, and $1.50 were declared on Series C, D, E, and F Preferred Stock, respectively, for the year ended December 31, 2021.
(2)Refer to NOTE 13 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series C and Series D Preferred Stock.
(3)Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information about the sale of non-controlling interest in BMT including the reverse recapitalization of MFAC.
(4)Immediately after the closing of the BMT divestiture, Customers distributed all of its remaining investment in BM Technologies’ common stock to its shareholders as special dividends, equivalent to 0.15389 of BM Technologies common stock for each share of Customers common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.
(5)At the closing of the BMT divestiture, certain team members of BMT received restricted stock awards in BM Technologies’ common stock. Refer to NOTE 3 – DISCONTINUED OPERATIONS.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income from continuing operations	$250,143	$228,034	$354,268
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision for credit losses	74,611	60,066	27,426
Depreciation and amortization	31,813	27,157	21,667
Share-based compensation expense	12,585	14,150	13,860
Deferred taxes	22,177	6,907	17,754
Net amortization (accretion) of investment securities premiums and discounts	(11,582)	1,482	1,884
Unrealized (gain) loss on investment securities	(62)	710	(2,720)
Net (gain) loss on sale of investment securities	574	23,164	(31,392)
Loss on sale of foreign subsidiaries	—	—	2,840
Impairment loss on fixed assets and leases	124	1,362	—
Unrealized (gain) loss on derivatives	—	(2,391)	(3,208)
Loss on cash flow hedge derivative terminations	—	—	24,467
Settlement of terminated cash flow hedge derivatives	—	—	(27,156)
Settlement of terminated fair value hedge derivatives	4,630	—	—
Fair value adjustment on loans held for sale	—	—	(1,115)
(Gain) loss on sale of loans	867	(4,232)	(12,855)
Loss on sale of capital call lines of credit	5,037	—	—
Loss on sale of consumer installment loans	—	23,465	—
Origination and purchases of loans held for sale	(806,582)	(366,496)	(73,952)
Proceeds from the sales and repayments of loans held for sale	600,488	59,594	65,241
Amortization (accretion) of loan net deferred fees, discounts and premiums	(90,581)	(53,515)	(222,693)
Earnings on investment in bank-owned life insurance	(11,777)	(15,697)	(8,416)
(Increase) decrease in accrued interest receivable and other assets	23,584	(3,591)	46,655
Increase (decrease) in accrued interest payable and other liabilities	18,680	(20,994)	102,985
Net Cash Provided by (Used in) Continuing Operating Activities	124,729	(20,825)	295,540
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	323,298	464,060	317,046
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	252,437	59,507	—
Proceeds from sales of foreign subsidiaries	—	—	3,765
Proceeds from sales of investment securities available for sale	297,417	983,575	689,856
Purchases of investment securities available for sale	(1,425)	(1,357,354)	(3,626,377)
Purchases of investment securities held to maturity	(73,074)	—	—
Origination of mortgage warehouse loans	(20,056,973)	(28,966,329)	(55,034,537)
Proceeds from repayments of mortgage warehouse loans	20,465,303	29,895,527	56,365,692
Net (increase) decrease in loans and leases, excluding mortgage warehouse loans	2,267,601	(1,933,109)	1,652,994
Proceeds from sales of loans and leases	409,503	136,920	398,015
Purchases of loans	(709,197)	(483,980)	(1,907,222)
Purchases of bank-owned life insurance	—	—	(46,462)
Proceeds from bank-owned life insurance	56,645	11,807	1,999
Net proceeds from sales of (purchases of) FHLB, Federal Reserve Bank, and other restricted stock	(35,117)	(3,174)	6,784
Purchases of bank premises and equipment	(590)	(4,046)	(613)
Proceeds from sale of fixed assets	73	—	—
Proceeds from sales of other real estate owned	33	—	45
Proceeds from sales of leased assets under lessor operating leases	2,541	7,485	10,092
Purchases of leased assets under lessor operating leases	(40,752)	(109,301)	(32,338)
Net Cash Provided by (Used in) Continuing Investing Activities	3,157,723	(1,298,412)	(1,201,261)

		(continued)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(238,149)	1,379,029	5,467,995
Net increase (decrease) in short-term borrowed funds from the FHLB	(300,000)	(400,000)	(150,000)
Net increase (decrease) in federal funds purchased	—	(75,000)	(175,000)
Net increase (decrease) in borrowed funds from PPP Liquidity Facility	—	—	(4,415,016)
Proceeds from long-term borrowed funds from FHLB and FRB	2,565,000	500,000	—
Repayments of long-term borrowed funds from FHLB and FRB	(1,865,000)	—	—
Proceeds from issuance of other long-term borrowings	—	—	98,799
Repayments of other borrowings	—	(100,000)	—
Redemption of preferred stock	—	—	(82,497)
Preferred stock dividends paid	(14,636)	(9,326)	(10,833)
Purchases of treasury stock	(39,806)	(33,162)	(27,662)
Payments of employee taxes withheld from share-based awards	(2,433)	(5,063)	(5,568)
Proceeds from issuance of common stock	3,112	533	27,762
Proceeds from sale of non-controlling interest in BMT	—	—	26,795
Net Cash Provided by (Used in) Continuing Financing Activities	108,088	1,257,011	754,775
Net Increase (Decrease) in Cash and Cash Equivalents From Continuing Operations	$3,390,540	$(62,226)	$(150,946)
Discontinued Operations:
Net cash provided by (used in) operating activities	$—	$—	$(24,376)
Net Increase (Decrease) in Cash and Cash Equivalents From Discontinued Operations	—	—	(24,376)
Net Increase (Decrease) in Cash and Cash Equivalents	3,390,540	(62,226)	(175,322)
Cash and Cash Equivalents – Beginning Balance	455,806	518,032	693,354
Cash and Cash Equivalents – Ending Balance	$3,846,346	$455,806	$518,032

Supplementary Cash Flow Information:
Interest paid	$649,544	$226,993	$107,916
Income taxes paid	44,972	80,054	94,093
Noncash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$—	$500,174	$—
Purchases of investment securities held to maturity upon sale of consumer installment loans	436,841	400,001	—
Distribution of investment in BM Technologies common stock	—	—	32,983
Transfer of loans held for investment to held for sale	309,076	4,079	—
Transfer of loans held for sale to held for investment	15,163	—	55,684

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF THE BUSINESS
Customers Bancorp, Inc. (“Customers Bancorp”) is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank (“the Bank”), collectively referred to as “Customers” herein.
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve residents and businesses in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Chicago, Illinois; Dallas, Texas; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has seven branches and provides commercial banking products, primarily loans and deposits. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices. The Bank also serves specialty businesses nationwide, including its commercial loans to mortgage companies, commercial equipment financing, SBA lending, specialty lending and consumer loans through relationships with fintech companies.
On January 4, 2021, Customers Bancorp completed the divestiture of BankMobile Technologies, Inc. (“BMT”), the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of Megalith Financial Acquisition Corp. (“MFAC”), pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company of Customers Bank (as amended on November 2, 2020 and December 8, 2020). In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” (“BM Technologies”). Following the completion of the divestiture of BMT, BankMobile’s serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment. BMT’s operating results and associated cash flows have been presented as “Discontinued operations” within the accompanying consolidated financial statements. Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. The accounting and reporting policies of Customers Bancorp and subsidiaries are in conformity with U.S. GAAP and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses (“ACL”) is a material estimate that is particularly susceptible to significant change in the near-term.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Customers Bancorp and its wholly owned subsidiaries, including Customers Bank, CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., as well as Customers Bank’s wholly owned subsidiaries, BankMobile Technologies, Inc., Customers Commercial Finance, LLC (“CCF”) and Devon Service PA LLC. All intercompany balances and transactions have been eliminated in consolidation. Customers divested BMT in January 2021. Refer to NOTE 3 – DISCONTINUED OPERATIONS for additional information. Customers divested CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd. in June 2021. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.

The purpose of consolidated financial statements is to present the results of operations and the financial position of Customers and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entity (“VOE”) in which Customers has a controlling financial interest and any variable interest entity (“VIE”) for which Customers is deemed to be the primary beneficiary. Customers generally consolidates its VOEs if Customers, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights. Customers is also involved with various entities in the normal course of its business that are deemed to be VIEs. Customers evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it is deemed to be the primary beneficiary. Customers is deemed to be the primary beneficiary if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.
Cash and Cash Equivalents and Statements of Cash Flows
Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported on the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management’s original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Commercial mortgage warehouse loans are classified as held for investment and presented as loans receivable, mortgage warehouse, at fair value, on the consolidated balance sheets and the cash flow activities associated with these commercial mortgage warehouse lending activities are reported as investing activities on the consolidated statements of cash flows.
Restrictions on Cash and Amounts due from Banks
The Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank of Philadelphia (“FRB”). Customers Bank generally maintains balances in excess of the required levels at the FRB. There were no required reserve balances at December 31, 2023 and 2022.
Business Combinations
Business combinations are accounted for by applying the acquisition method in accordance with the Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values with limited exceptions, as of the date of acquisition and are recognized separately from goodwill. The results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. Customers recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.
Investment Securities
Customers purchases securities, largely agency-guaranteed mortgage-backed securities, agency-guaranteed and private label collateralized mortgage obligations, asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities and corporate notes, to effectively utilize cash and capital, maintain liquidity and to generate earnings. Security transactions are recorded as of the trade date. Debt securities are classified at the time of acquisition as available-for-sale (“AFS”), held-to-maturity (“HTM”) or trading, and their classification determines the accounting as follows:
Available for sale: Investment securities classified as AFS are those debt securities that Customers intends to hold for an indefinite period of time but not necessarily to maturity. Investment securities classified as AFS are reported at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income (“AOCI”), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings and recorded on the trade date. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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
Changes in the ACL on AFS securities are recorded as provision, or reversal of provision for credit losses in the consolidated statement of income. Losses are charged against the ACL on AFS securities when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses, as Customers already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. ACL on HTM securities is a contra-asset valuation account, calculated in accordance with the ASC 326, Financial Instruments - Credit Losses (“ASC 326”), that is deducted from the amortized cost basis of HTM securities to present management’s best estimate of the net amount expected to be collected. HTM securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the ACL on HTM securities will be reported as a component of provision, or reversal of provision for credit losses in the consolidated statement of income. The expected credit losses on HTM securities are determined on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses, as Customers already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner.
Equity securities: Equity securities with a readily determinable fair value are reported at their fair value, with changes in fair value reported in other non-interest income. Equity securities without readily determinable fair values are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.
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
Loans Held for Sale and Loans at Fair Value
Loans originated or purchased by Customers with the intent to sell them in the secondary market are reported either at the lower of cost or fair value, determined in the aggregate, or at fair value, depending upon an election made at the time the loan is originated or purchased. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans accounted for at the lower of cost or fair value are recognized in earnings based on the difference between the proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. At the date of designation as held for sale, any ACL is reversed into earnings and the loans to be sold is transferred to the held-for-sale portfolio at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Any subsequent lower of cost or fair value adjustments are recognized in non-interest income as a valuation allowance adjustment. Similarly, if it is determined that a loan should be transferred from held for sale to held for investment, the valuation allowance (net of any write downs), is reversed into earnings and the loan is transferred at the amortized cost basis on the transfer date, which coincides with the date of change in management’s intent. An ACL, excluding the amounts already charged off, is also established for the loan at the date of transfer to held for investment portfolio.
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
Loans Receivable, PPP
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, which included the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) designed to aid small-and medium-sized businesses through federally guaranteed loans distributed through banks at the outset of the COVID-19 pandemic. Customers is a participant in the PPP. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and terms of two or five years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law, including Division N, Title III, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which provided $284 billion in additional funding for the SBA’s PPP for small businesses affected by the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP loans authorized under the American Rescue Plan Act of 2021 had the same general loan terms as the first and second round, and a processing fee of up to $2,500 per loan of less than $50,000, and 1% to 3% for loans greater than $50,000. Customers classified the PPP loans as held for investment and these loans are reported at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. Customers has elected to not estimate prepayments as a policy election. No ACL has been recognized for PPP loans as these eligible loans are 100% guaranteed by the SBA. Refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information.
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
Purchased Credit-Deteriorated Loans and Leases
Purchased credit-deteriorated (“PCD”) assets are acquired individual loans and leases (or acquired groups of loans and leases with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. PCD loans and leases are recorded at their purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis. Changes in the current estimate of the ACL after acquisition from the estimated allowance previously recorded are reported in the statement of income as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. Purchased loans or leases that do not qualify as PCD assets are accounted for similar to originated assets, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the statement of income. Evidence that purchased loans and leases, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include loans and leases that are past-due, in non-accrual status, poor borrower credit score, recent loan-to-value percentages and other standard indicators (i.e., borrowers experiencing financial difficulty, charge-offs, bankruptcy).
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
The ACL on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers’ loan portfolio includes commercial and consumer. Each of these two loan portfolios is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial loan portfolio is composed of commercial and industrial including specialty, multifamily, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer loan portfolio is primarily composed of residential real estate, manufactured housing and installment loan classes. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.
The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower industry and state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period, such as the GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price indexes. After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. For certain loan portfolios with limited historical loss experience, Customers calibrates the modelled lifetime loss rates to peer or industry information. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the current expected credit losses (“CECL”) impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:
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
The discussion that follows describes Customers’ underwriting policies for its primary lending activities and its credit monitoring and charge-off practices.
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
Installment loans consist primarily of unsecured loans to individuals which are originated through Customers’ retail network or acquired through purchases from third parties, primarily market place lenders. None of the installment loans held for investment are sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Installment loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

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
Credit Quality Factors
Commercial and industrial, multifamily, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management’s estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity loans, manufactured housing and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.
Allowance for Credit Losses on Lending-Related Commitments
Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Refer to NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK for additional information regarding Customers’ ACL on lending related commitments.

Individually Assessed Loans and Leases
ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. Factors considered by management in its assessment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For commercial loans, the ACL is generally determined using the present value of expected future cash flows discounted at the loan’s original effective interest rate or the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is measured based on the value of the collateral securing the loans, less estimated costs to sell the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, third-party licensed appraiser using comparable market data. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant, using comparable market data. Similarly, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports.
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
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same annual impairment test is applied to goodwill at all reporting units. Customers applies a qualitative assessment for its reporting units to determine if the one-step quantitative impairment test is necessary.
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
FHLB, Federal Reserve Bank and other restricted stock
Federal Home Loan Bank (“FHLB”), Federal Reserve Bank and other restricted stock represents required investment in the capital stock of the FHLB, the FRB and Atlantic Community Bankers Bank and is reported at cost.

Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by third-party appraisers, and the real estate is reported at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation allowance. Increases in the fair value of the real estate properties net of estimated selling costs will reverse the valuation allowance but only up to the cost basis which was established at the initial measurement date. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) policies insure the lives of officers and team members of Customers and name Customers as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the BOLI policies are generally tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.
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
Lessor Operating Leases
Leased assets under operating leases are reported at amortized cost net of accumulated depreciation and any impairment charges. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to their expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in non-interest income on a straight-line basis over the lease term. Customers periodically reviews its leased assets for impairment. An impairment loss is recognized if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the leased asset.
Lessee Operating Leases
A right-of-use (“ROU”) asset and corresponding lease liability is recognized at the lease commencement date when Customers is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or Customers’ incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy expense within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. Refer to NOTE 9 – LEASES for additional information.
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
Compensation cost for all share-based awards is calculated and recognized over the team member’s service period, defined as the vesting period. For performance-based awards, compensation cost is recognized over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Customers reverses previously recorded compensation expense upon forfeiture. Customers’ accounting policy election is to recognize forfeitures as they occur.
Transfers of Financial Assets
Transfers of financial assets, including loan participations sold, are accounted for as sales when control over the assets has been surrendered (settlement date). Control over transferred assets is generally considered to have been surrendered when (i) the assets have been isolated from Customers, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Customers does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sale criteria are met, the transferred financial assets are removed from Customers’ balance sheet, and a gain or loss on sale is recognized in the statement of income. If the sale criteria are not met, the transfer is recorded as a secured borrowing with the assets remaining on Customers’ balance sheet, and the proceeds received from the transaction recognized as a liability.
Segment Information
Customers’ chief operating decision makers (“CODM”) allocate resources and assess performance for a single reportable segment. Customers’ products and services are delivered predominately to commercial customers in Southeastern and Central Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Washington, D.C., Illinois, Texas, Florida, North Carolina and other states through a single point of contact business model and provides liquidity to residential mortgage originators nationwide through commercial loans to mortgage companies, financing to private debt and equity funds, businesses with mission critical software products and recurring software revenues and funded by well-known venture capital firms, equipment financing and SBA loans to small businesses. Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide through relationships with fintech companies.
Derivative Instruments and Hedging
ASC 815, Derivatives and Hedging (“ASC 815”) provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and the related hedged items and (iii) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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
Customers entered into pay-fixed, receive variable interest-rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest-rate swaps as cash flow hedges. The changes in the fair value of financial derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to financial derivatives are reclassified to interest expense as interest payments are made on Customers’ variable-rate debt.
Customers entered into pay-fixed, receive variable interest rate derivatives designated as fair value hedges of certain AFS debt securities, and pay-variable, receive fixed interest rate derivatives designated as fair value hedges of certain deposits and borrowings. Customers is exposed to changes in the fair value of certain fixed rate AFS debt securities, deposits and borrowings due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Federal Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges of AFS debt securities involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of deposits and borrowings involve the payment of variable-rate amounts to a counterparty in exchange for Customers receiving fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net interest income.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings.
In accordance with the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Refer to NOTE 21 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
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
Earnings per Share
Basic earnings per share (“EPS”) represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes all potentially dilutive common shares outstanding during the period. Potential common shares that may be issued related to outstanding stock options, restricted stock units and warrants are determined using the treasury stock method. The treasury stock method assumes that the proceeds received for common shares that may be issued for outstanding stock options, restricted stock units, and warrants are used to repurchase the common shares in the market.

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
Accounting Standards Update (“ASU”) 2020-06,
Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020

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

• Customers adopted this guidance on January 1, 2022.
• The adoption of this guidance did not have any impact on Customers’ financial condition, results of operations and consolidated financial statements.

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

• Customers adopted this guidance on January 1, 2022.
• The adoption of this guidance did not have any impact on Customers’ financial condition, results of operations and consolidated financial statements.

SEC Staff Accounting Bulletin (“SAB”) No. 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users Issued March 2022
• Provides interpretive guidance regarding the SEC staff’s views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
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
• Customers adopted this guidance as of June 30, 2022. This guidance did not have any impact on Customers’ financial condition, results of operations and consolidated financial statements.

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
• The adoption of ASC 848 did not have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.
• As of December 31, 2023, Customers has not yet elected to apply optional expedients for certain contract modifications. We plan to elect additional optional expedients in the future, which are not expected to have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.

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
• This guidance did not have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.
• Additional disclosures related to gross write-offs by year of origination and certain loan modifications to borrowers experiencing financial difficulty are presented in NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.

Accounting Standards adopted on January 1, 2024

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
• Customers adopted this guidance on January 1, 2024. This guidance did not have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.

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
• Customers adopted this guidance on January 1, 2024. This guidance did not have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023
• Requires a public entity, including a public entity that has a single reportable segment to disclose, on an annual and interim basis, all disclosures required by the amendments in this ASU and all existing disclosures in ASC 280.
• Requires disclosures of significant segment expenses included within each reportable segment’s profit or loss that are regularly provided to the CODM, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss.
• Clarifies that more than one measure of a segment’s profit or loss may be reported if the CODM uses them in assessing segment performance and deciding how to allocate resources, provided that at least one of the reported segment profit or loss measure is consistent with the measurement principles used in measuring the corresponding amounts in the entity’s consolidated financial statements.
• Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 250-60) Issued December 2023
• Requires crypto assets meeting certain criteria to be subsequently measured at fair value with changes recognized in net income each reporting period.
• Requires crypto assets measured at fair value to be presented separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement.
• Requires cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and converted nearly immediately into cash as operating activities in the statement of cash flows.
• Effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued.
• Customers does not expect this ASU to have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023
• Requires public entities to disclose annually a tabular reconciliation of specific reconciling items, including those items exceeding five percent of the amount computed by multiplying income from continuing operations before income taxes by the statutory income tax rate, in the income tax rate reconciliation of the effective tax rate to the statutory tax rate.
• Requires disclosures of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and by individual jurisdictions where income taxes paid is equal to or greater than five percent of total income taxes paid, net of refunds received.
• Effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued.
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS
On January 4, 2021, Customers Bancorp completed the divestiture of BMT, the technology arm of its BankMobile segment, to MFAC Merger Sub Inc., an indirect wholly-owned subsidiary of MFAC, pursuant to an Agreement and Plan of Merger, dated August 6, 2020, by and among MFAC, MFAC Merger Sub Inc., BMT, Customers Bank, the sole stockholder of BMT, and Customers Bancorp, the parent bank holding company for Customers Bank (as amended on November 2, 2020 and December 8, 2020). Following the completion of the divestiture of BMT, BankMobile’s serviced deposits and loans and the related net interest income have been combined with Customers’ financial condition and the results of operations as a single reportable segment.
Customers received cash consideration of $23.1 million upon closing of the divestiture and $3.7 million of additional cash consideration in May 2021. Upon closing of the divestiture, the holders of Customers Bancorp’s common stock who held their shares as of the close of business on December 18, 2020 became entitled to receive an aggregate of 4,876,387 shares of BM Technologies’ common stock. Customers distributed 0.15389 shares of BM Technologies common stock for each share of Customers Bancorp’s common stock held as of the close of business on December 18, 2020 as special dividends. Certain team members of BMT also received 1,348,748 restricted shares of BM Technologies’ common stock in the form of severance payments. The total stock consideration from the divestiture that were distributed to holders of Customers Bancorp’s common stock and certain BMT team members represented 52% of the outstanding common stock of BM Technologies at the closing date of the divestiture.
The sale of BMT was accounted for as a sale of non-controlling interest and the merger between BMT and MFAC was accounted for as a reverse recapitalization as BMT was considered to be the accounting acquirer. Upon closing of the transaction, Customers had no remaining investment in BM Technologies.
BMT’s operating results and associated cash flows have been presented as “Discontinued operations” within the accompanying consolidated financial statements. The following summarized financial information related to BMT has been segregated from continuing operations and reported as discontinued operations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Discontinued operations:
Non-interest income	$—	$—	$—
Non-interest expense	—	—	20,354
Loss from discontinued operations before income tax expense	—	—	(20,354)
Income tax expense	—	—	19,267
Net loss from discontinued operations	$—	$—	$(39,621)

NOTE 4 – EARNINGS PER SHARE
The following are the components and results of Customers' earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2023	2022	2021
Net income from continuing operations available to common shareholders	$235,448	$218,402	$339,755
Net loss from discontinued operations	—	—	(39,621)
Net income available to common shareholders	$235,448	$218,402	$300,134

Weighted-average number of common shares outstanding – basic	31,435,647	32,632,751	32,312,262
Share-based compensation plans	723,141	914,955	1,385,285
Weighted-average number of common shares – diluted	32,158,788	33,547,706	33,697,547

Basic earnings (loss) per common share from continuing operations	$7.49	$6.69	$10.51
Basic earnings (loss) per common share from discontinued operations	—	—	(1.22)
Basic earnings (loss) per common share	7.49	6.69	9.29

Diluted earnings (loss) per common share from continuing operations	$7.32	$6.51	$10.08
Diluted earnings (loss) per share from discontinued operations	—	—	(1.17)
Diluted earnings (loss) per share	7.32	6.51	8.91
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2023	2022	2021
Anti-dilutive securities:
Share-based compensation awards	663,273	348,454	567,443

NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2023, 2022 and 2021. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance, December 31, 2020	$23,312	$(29,076)	$(5,764)
Current period:
Unrealized gains (losses) arising during period, before tax	(6,841)	12,321	5,480
Income tax effect	1,779	(3,204)	(1,425)
Other comprehensive income (loss) before reclassifications	(5,062)	9,117	4,055
Reclassification adjustments for losses (gains) included in net income, before tax	(31,392)	26,972	(4,420)
Income tax effect	8,162	(7,013)	1,149
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(23,230)	19,959	(3,271)
Net current-period other comprehensive income (loss)	(28,292)	29,076	784
Balance, December 31, 2021	(4,980)	—	(4,980)
Current period:
Unrealized gains (losses) arising during period, before tax	(236,834)	—	(236,834)
Income tax effect	61,577	—	61,577
Other comprehensive income (loss) before reclassifications	(175,257)	—	(175,257)
Reclassification adjustments for losses (gains) included in net income, before tax	23,164	—	23,164
Income tax effect	(6,023)	—	(6,023)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	17,141	—	17,141
Net current-period other comprehensive income (loss)	(158,116)	—	(158,116)
Balance, December 31, 2022	(163,096)	—	(163,096)
Current period:
Unrealized gains (losses) arising during period, before tax	31,146	—	31,146
Income tax effect	(7,911)	—	(7,911)
Other comprehensive income (loss) before reclassifications	23,235	—	23,235
Reclassification adjustments for losses (gains) included in net income, before tax	(574)	—	(574)
Income, tax effect	146	—	146
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	4,986	—	4,986
Income, tax effect	(1,266)	—	(1,266)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,292	—	3,292
Net current-period other comprehensive income (loss)	26,527	—	26,527
Balance, December 31, 2023	$(136,569)	$—	$(136,569)
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

NOTE 6 – INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$97,359	$(483)	$15	$(4,262)	$92,629
Agency-guaranteed residential collateralized mortgage obligations	129,589	—	—	(12,681)	116,908
Collateralized loan obligations	500,109	—	1	(11,018)	489,092
Commercial mortgage-backed securities	125,885	—	—	(4,249)	121,636
Corporate notes	636,880	(3,469)	79	(50,456)	583,034
Private label collateralized mortgage obligations	1,034,841	—	1,201	(62,481)	973,561
Available for sale debt securities	$2,524,663	$(3,952)	$1,296	$(145,147)	2,376,860
Equity securities (2)					28,780
Total investment securities, at fair value					$2,405,640

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$169,170	$(578)	$—	$(8,050)	$160,542
Agency-guaranteed residential collateralized mortgage obligations	147,481	—	—	(13,617)	133,864
Collateralized loan obligations	896,992	—	88	(24,342)	872,738
Commercial mortgage-backed securities	142,222	—	1	(5,866)	136,357
Corporate notes	657,086	—	45	(61,878)	595,253
Private label collateralized mortgage obligations	1,125,583	—	308	(63,630)	1,062,261
Available for sale debt securities	$3,138,534	$(578)	$442	$(177,383)	2,961,015
Equity securities (2)					26,485
Total investment securities, at fair value					$2,987,500
(1)Accrued interest on AFS debt securities totaled $14.7 million and $16.7 million at December 31, 2023 and 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and the CRA-qualified mutual fund shares at December 31, 2023 and 2022. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
During the year ended December 31, 2021, Customers sold all of the outstanding shares in CB Green Ventures Pte Ltd. and CUBI India Ventures Pte Ltd., which held the equity securities issued by a foreign entity, for $3.8 million, and recognized $2.8 million in loss on sale of foreign subsidiaries within non-interest income on the consolidated statement of income. During the year ended December 31, 2021, Customers recognized unrealized gains of $2.7 million on these equity securities prior to the sale of foreign subsidiaries. The unrealized gains were reported within other non-interest income on the consolidated statement of income.

Customers’ transactions with unconsolidated VIEs include sales of consumer installment loans and investments in the securities issued by the VIEs. Customers is not the primary beneficiary of the VIEs because Customers has no right to make decisions that will most significantly affect the economic performance of the VIEs. Customers’ continuing involvement with the unconsolidated VIEs is not significant. Customers’ continuing involvement is not considered to be significant where Customers only invests in securities issued by the VIE and was not involved in the design of the VIE or where Customers has transferred financial assets to the VIE for only cash consideration. Customers’ investments in the securities issued by the VIEs are classified as AFS or HTM debt securities on the consolidated balance sheets, and represent Customers’ maximum exposure to loss.
Proceeds from the sale of AFS debt securities were $297.4 million, $983.6 million and $689.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Gross realized gains	$1,430	$3,087	$31,392
Gross realized losses	(2,004)	(26,251)	—
Net realized gain (loss) on sale of available for sale debt securities	$(574)	$(23,164)	$31,392
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,000	$3,851
Due after one year through five years	576,918	532,411
Due after five years through ten years	55,962	46,772
Asset-backed securities	97,359	92,629
Agency-guaranteed residential collateralized mortgage obligations	129,589	116,908
Collateralized loan obligations	500,109	489,092
Commercial mortgage-backed securities	125,885	121,636
Private label collateralized mortgage obligations	1,034,841	973,561
Total available for sale debt securities	$2,524,663	$2,376,860
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$—	$—	$64,029	$(4,027)	$64,029	$(4,027)
Agency-guaranteed residential collateralized mortgage obligations	—	—	116,908	(12,681)	116,908	(12,681)
Collateralized loan obligations	29,241	(392)	438,551	(10,626)	467,792	(11,018)
Commercial mortgage-backed securities	—	—	121,636	(4,249)	121,636	(4,249)
Corporate notes	23,243	(1,147)	424,768	(33,764)	448,011	(34,911)
Private label collateralized mortgage obligations	303,750	(11,243)	613,007	(51,417)	916,757	(62,660)
Total	$356,234	$(12,782)	$1,778,899	$(116,764)	$2,135,133	$(129,546)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$160,542	$(8,050)	$—	$—	$160,542	$(8,050)
Agency-guaranteed residential collateralized mortgage obligations	133,864	(13,617)	—	—	133,864	(13,617)
Collateralized loan obligations	386,701	(13,516)	315,270	(10,826)	701,971	(24,342)
Commercial mortgage-backed securities	39,828	(1,410)	93,005	(4,456)	132,833	(5,866)
Corporate notes	386,464	(36,119)	178,955	(25,759)	565,419	(61,878)
Private label collateralized mortgage obligations	478,096	(29,364)	314,332	(34,266)	792,428	(63,630)
Total	$1,585,495	$(102,076)	$901,562	$(75,307)	$2,487,057	$(177,383)
At December 31, 2023, there were 17 AFS debt securities with unrealized losses in the less-than-twelve-months category and 102 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for one asset-backed security and 17 corporate notes where there was a deterioration in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 119 securities, and it is not more likely than not that Customers will be required to sell any of the 119 securities before recovery of the amortized cost basis. At December 31, 2022, there were 156 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on one asset-backed securities and 17 corporate notes where there was a deterioration in future estimated cash flows during the year ended December 31, 2023 and on four asset-backed securities during the year ended December 31, 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	For the Years Ended December 31,
	2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$578	$—	$578	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	3,860	3,860	578	—	578
Decrease in allowance for credit losses on previously impaired securities	(95)	—	(95)	—	—	—
Reduction due to sales	—	(391)	(391)	—	—	—
Balance at December 31	$483	$3,469	$3,952	$578	$—	$578
At December 31, 2023 and 2022, no securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At December 31, 2023, Customers Bank had pledged AFS investment securities aggregating $1.2 billion in fair value as collateral for immediately available liquidity from the FRB, including the Bank Term Funding Program (“BTFP”). The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$575,990	$—	$575,990	$202	$(2,064)	$574,128
Agency-guaranteed residential mortgage-backed securities	7,039	—	7,039	—	(649)	6,390
Agency-guaranteed commercial mortgage-backed securities	1,850	—	1,850	—	(134)	1,716
Agency-guaranteed residential collateralized mortgage obligations	186,636	—	186,636	—	(19,049)	167,587
Agency-guaranteed commercial collateralized mortgage obligations	146,765	—	146,765	—	(23,178)	123,587
Private label collateralized mortgage obligations	184,890	—	184,890	—	(11,859)	173,031
Total held to maturity debt securities	$1,103,170	$—	$1,103,170	$202	$(56,933)	$1,046,439

	December 31, 2022 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$361,107	$—	$361,107	$—	$(4,974)	$356,133
Agency-guaranteed residential mortgage-backed securities	7,189	—	7,189	—	(563)	6,626
Agency-guaranteed commercial mortgage-backed securities	1,928	—	1,928	—	(104)	1,824
Agency-guaranteed residential collateralized mortgage obligations	204,495	—	204,495	—	(18,376)	186,119
Agency-guaranteed commercial collateralized mortgage obligations	151,711	—	151,711	—	(9,435)	142,276
Private label collateralized mortgage obligations	113,829	—	113,829	—	(12,994)	100,835
Total held to maturity debt securities	$840,259	$—	$840,259	$—	$(46,446)	$793,813
(1)Accrued interest on HTM debt securities totaled $2.7 million and $1.0 million at December 31, 2023 and 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
In June 2022, Customers transferred $500.2 million in net carrying value of certain debt securities from available for sale to held to maturity as a part of Customers’ ongoing asset liability management primarily to mitigate the impact of rising interest rates on the long duration component of the investment portfolio. At the time of transfer to held to maturity, these debt securities had unrealized losses of $50.0 million, which, along with the unrealized loss in accumulated other comprehensive income, will be amortized over the remaining terms of the securities as an adjustment to yield (interest income) using the effective interest method resulting in no impact to current period earnings.
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

On June 30, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in gain (loss) on sale of SBA and other loans within non-interest income included in the consolidated statement of income for the year ended December 31, 2023. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to one of the VIEs, and receives a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of December 31, 2023 and 2022, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers’ interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
After concluding that Customers has one or more variable interests in the VIEs, Customers must determine if it is the primary beneficiary of the VIEs. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIEs. Based on a review of the VIEs’ activities, Customers concluded that the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIEs. This conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIEs, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreements between Customers and the VIEs for a portion of the sold consumer loans provide that the VIEs have substantive kick-out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIEs’ substantive kick-out rights. As discussed above, Customers is not the servicer for the sold consumer loans to one of the VIEs and therefore does not have the power to direct the activities that most significantly impact the economic performance of this VIE. As the activities which most significantly affect the performance of the VIEs are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIEs. Customers accounted for its investments in the asset-backed securities as HTM debt securities on the consolidated balance sheet.
The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	December 31, 2023
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$575,990	$574,128
Agency-guaranteed residential mortgage-backed securities	7,039	6,390
Agency-guaranteed commercial mortgage-backed securities	1,850	1,716
Agency-guaranteed residential collateralized mortgage obligations	186,636	167,587
Agency-guaranteed commercial collateralized mortgage obligations	146,765	123,587
Private label collateralized mortgage obligations	184,890	173,031
Total held to maturity debt securities	$1,103,170	$1,046,439
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at December 31, 2023 and 2022. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization, and therefore, are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at December 31, 2023 and 2022. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.

Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at December 31, 2023 and 2022. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	December 31, 2023
(amounts in thousands)	AAA	AA	A	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$—	$575,990	$575,990
Agency-guaranteed residential mortgage-backed securities	—	—	—	7,039	7,039
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1,850	1,850
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	186,636	186,636
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	146,765	146,765
Private label collateralized mortgage obligations	66,962	34,976	9,279	73,673	184,890
Total held to maturity debt securities	$66,962	$34,976	$9,279	$991,953	$1,103,170
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At December 31, 2023 and 2022, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At December 31, 2023 and 2022, Customers Bank had pledged HTM investment securities aggregating $398.4 million and $16.7 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB, including the BTFP and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.

NOTE 7 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2023 and 2022 was as follows:

	December 31,
(amounts in thousands)	2023	2022
Commercial loans:
Multifamily loans, at lower of cost or fair value	$—	$4,079
Total commercial loans held for sale	—	4,079
Consumer loans:
Home equity conversion mortgages, at lower of cost or fair value	—	507
Residential mortgage loans, at fair value	1,215	322
Personal installment loans, at lower of cost or fair value	151,040	133,801
Other installment loans, at lower of cost or fair value	—	189,603
Other installment loans, at fair value	188,062	—
Total consumer loans held for sale	340,317	324,233
Loans held for sale	$340,317	$328,312
Total loans held for sale included non-performing loans (“NPLs”) of $0.5 million and $6.2 million as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2022, Customers purchased $200.0 million of a pool of medical loans included in other installment loans and originated $127.9 million of personal installment loans, which were classified as consumer installment loans held for sale and reported at lower of cost or fair value as Customers intended to sell the loans.
During the year ended December 31, 2023, Customers sold $556.7 million of consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information.

NOTE 8 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of December 31, 2023 and 2022:

	December 31,
(amounts in thousands)	2023	2022
Loans receivable, mortgage warehouse, at fair value	$897,912	$1,323,312
Loans receivable, PPP	74,735	998,153
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialty lending (1)	5,006,693	5,412,887
Other commercial and industrial	1,204,412	1,259,943
Multifamily	2,138,622	2,213,019
Commercial real estate owner occupied	797,319	885,339
Commercial real estate non-owner occupied	1,177,650	1,290,730
Construction	166,393	162,009
Total commercial loans and leases receivable	10,491,089	11,223,927
Consumer:
Residential real estate	484,435	497,952
Manufactured housing	38,670	45,076
Installment:
Personal	555,533	964,641
Other	319,393	413,298
Total consumer loans receivable	1,398,031	1,920,967
Loans and leases receivable	11,889,120	13,144,894
Allowance for credit losses on loans and leases	(135,311)	(130,924)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$12,726,456	$15,335,435
(1)Includes direct finance equipment leases of $205.7 million and $157.4 million at December 31, 2023 and 2022, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.7) million and $(21.5) million at December 31, 2023 and 2022, respectively.

Customers’ total loans and leases receivable portfolio includes loans receivable which are reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable which are predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and are evaluated for impairment. The total amount of accrued interest recorded for total loans was $95.0 million and $105.5 million at December 31, 2023 and 2022, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2023 and 2022, there were $15.8 million and $11.5 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

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
At December 31, 2023 and 2022, all of Customers’ commercial mortgage warehouse loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, PPP
Customers had $74.7 million and $998.2 million of PPP loans outstanding as of December 31, 2023 and 2022, respectively, which are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met and earn a fixed interest rate of 1.00%. Customers recognized interest income, including net origination fees, of $26.6 million, $79.4 million and $279.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL and are therefore excluded from ACL-related disclosures. PPP loans that are subsequently determined to be ineligible for SBA forgiveness and guarantee are included as part of the commercial and industrial loan portfolio.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2023 and 2022:

	December 31, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$1,516	$322	$4,153	$5,991	$6,205,114	$6,211,105
Multifamily	16,003	—	—	16,003	2,122,619	2,138,622
Commercial real estate owner occupied	449	3,814	5,827	10,090	787,229	797,319
Commercial real estate non-owner occupied	16,653	—	—	16,653	1,160,997	1,177,650
Construction	—	—	—	—	166,393	166,393
Residential real estate	10,504	2,255	3,764	16,523	467,912	484,435
Manufactured housing	1,152	343	2,869	4,364	34,306	38,670
Installment	9,255	7,866	7,211	24,332	850,594	874,926
Total	$55,532	$14,600	$23,824	$93,956	$11,795,164	$11,889,120

	December 31, 2022
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialty lending	$3,123	$717	$1,415	$5,255	$6,667,575	$6,672,830
Multifamily	10,684	5,217	1,143	17,044	2,195,975	2,213,019
Commercial real estate owner occupied	5,173	—	2,704	7,877	877,462	885,339
Commercial real estate non-owner occupied	2,136	—	11	2,147	1,288,583	1,290,730
Construction	—	—	—	—	162,009	162,009
Residential real estate	5,208	1,157	3,158	9,523	488,429	497,952
Manufactured housing	901	537	3,346	4,784	40,292	45,076
Installment	11,246	7,942	9,527	28,715	1,349,224	1,377,939
Total	$38,471	$15,570	$21,304	$75,345	$13,069,549	$13,144,894
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.5 million and $1.9 million as of December 31, 2023 and 2022, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023, and PPP loans of $998.2 million, of which $0.6 million were 30-59 days past due and $36.0 million were 60 days or more past due as of December 31, 2022. Claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $157.2 million and $8.3 million at December 31, 2023 and 2022, respectively. On June 15, 2023, Customers acquired $631.0 million of Venture Banking loan portfolio (included within specialty lending above) from the FDIC, which included $228.7 million of PCD loans.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	December 31, 2023			December 31, 2022
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialty lending	$3,365	$1,071	$4,436	$1,731	$30	$1,761
Multifamily	—	—	—	1,143	—	1,143
Commercial real estate owner occupied	5,869	—	5,869	2,768	—	2,768
Residential real estate	6,685	117	6,802	6,922	—	6,922
Manufactured housing	—	2,331	2,331	—	2,410	2,410
Installment	—	7,211	7,211	—	9,527	9,527
Total	$15,919	$10,730	$26,649	$12,564	$11,967	$24,531
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2023, 2022 and 2021. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the years ended December 31, 2023, 2022 and 2021.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the years ended December 31, 2023, 2022 and 2021, are presented in the tables below. ACL as of December 31, 2023, 2022 and 2021 is calculated in accordance with the CECL methodology as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2020	$12,239	$12,620	$9,512	$19,452	$5,871	$3,977	$5,190	$75,315	$144,176
Charge-offs	(1,550)	(1,132)	(749)	(944)	—	(130)	—	(35,876)	(40,381)
Recoveries	1,102	—	500	84	125	54	—	4,718	6,583
Provision (benefit) for credit losses on loans and leases	911	(7,011)	(6,050)	(12,382)	(5,304)	(1,518)	(912)	59,692	27,426
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (2)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
(1)    Includes specialty lending.
(2)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within specialty lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
At December 31, 2023, the ACL on loans and leases was $135.3 million, an increase of $4.4 million from the December 31, 2022 balance of $130.9 million. The increase in ACL for the year ended December 31, 2023 resulted primarily from additional provision for credit losses from the recognition of weaker and increased uncertainties in macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in loan balances held for investment. At December 31, 2022, the ACL was $130.9 million, a decrease of $6.9 million from the December 31, 2021 balance of $137.8 million. The decrease in ACL for the year ended December 31, 2022 resulted primarily from the sale of consumer installment loans to a third-party sponsored VIE, partially offset by loan growth, the recognition of weaker macroeconomic forecasts and increases in charge-offs primarily attributed to $11.0 million in commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and ultimately deemed uncollectible, a partial charge-off of a performing non-owner occupied commercial real estate loan that Customers decided to exit, and higher charge-offs in consumer installment loans and overdrawn deposit accounts. Refer to NOTE 6 – INVESTMENT SECURITIES for additional information on the sale of consumer installment loans in 2022.
Loan Modifications for Borrowers Experiencing Financial Difficulty
Customers adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced the disclosures for loan modifications to borrowers experiencing financial difficulty. Refer to NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION for additional information on the adoption.
A borrower is considered to be experiencing financial difficulty when there is a significant doubt about the borrower’s ability to make the required principal and interest payments on the loan or to get an equivalent financing from another creditor at a market rate for a similar loan.

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
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the year ended December 31, 2023, disaggregated by class of financing receivable and type of modification granted.

	For the Year Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialty lending	$250	$14,791	$—	$—	$15,041	0.24%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Residential real estate	46	—	—	—	46	0.01%
Manufactured housing	158	—	—	664	822	2.13%
Personal installment	14,075	756	312	—	15,143	2.73%
Total	$14,698	$15,547	$312	$664	$31,221
As of December 31, 2023, there was $3.0 million in commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2023.
The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023.

	For the Year Ended December 31, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialty lending	—%	56	10	$—
Commercial real estate owner occupied	—	4	0	—
Residential real estate	—	228	0	—
Manufactured housing	2.5	56	0	—
Personal installment	—	5	6	462

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	December 31, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialty lending	$—	$—	$—	$15,041	$15,041
Commercial real estate owner occupied	—	—	169	—	169
Residential real estate	—	—	—	46	46
Manufactured housing	51	31	—	740	822
Personal installment	1,000	785	518	12,840	15,143
Total	$1,051	$816	$687	$28,667	$31,221
As of December 31, 2023, the loans that were made to borrowers experiencing financial difficulty during the year ended December 31, 2023 that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Troubled Debt Restructurings
For the years ended December 31, 2022 and 2021, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The ACL on a TDR is measured using the same method as all other loans held for investment, except in cases when the value of a concession cannot be measured using a method other than the discounted cash flow (“DCF”) method. When the value of a concession is measured using the DCF method, the ACL is determined by discounting the expected future cash flows at the original effective interest rate of the loan. At December 31, 2022 and 2021, there were $16.8 million and $16.5 million, respectively, in loans reported as TDRs. TDRs were reported as impaired loans in the calendar year of their restructuring and were evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR might be returned to accrual status if it satisfied a minimum performance requirement of six months, however, it would remain classified as impaired. Generally, the Bank required sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2022 and 2021, respectively.
Section 4013 of the CARES Act, as amended by the CAA, gave entities temporary relief from the accounting and disclosure requirements for TDRs until January 1, 2022. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offered practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic were TDRs. For COVID-19 related loan modifications which met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, Customers elected to suspend TDR accounting for such loan modifications. At December 31, 2022, there were no commercial or consumer deferments related to COVID-19.
The following table presents loans modified in a TDR by type of concession for the years ended December 31, 2022 and 2021. There were no modifications that involved forgiveness of debt for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Interest-rate reductions	18	$582	17	$622
Other (1)	241	2,748	185	2,875
Total	259	$3,330	202	$3,497
(1) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
As of December 31, 2022 and 2021, there were no commitments to lend additional funds to debtors whose loans have been modified in TDRs.

The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Number of loans	Recorded investment	Number of loans	Recorded investment
Installment	212	$2,206	21	$263
Residential real estate	2	201	1	121
Manufactured housing	15	491	2	71
Total loans	229	$2,898	24	$455
Loans modified in TDRs were evaluated for impairment. The nature and extent of impairment of TDRs, including those which had experienced a subsequent default, were considered in the determination of an appropriate level of ACL.
Credit Quality Indicators
The ACL represents management’s estimate of expected losses in Customers’ loans and leases receivable portfolio, excluding commercial mortgage warehouse loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Commercial and industrial, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
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

PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA. Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of December 31, 2023 and 2022.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialty lending:
Pass	$1,184,923	$1,909,592	$483,039	$170,384	$59,213	$63,480	$1,722,559	$384,947	$5,978,137
Special mention	18,000	3,377	5,127	1,986	—	595	7,916	2,903	39,904
Substandard	14,738	39,258	61,533	26,660	4,803	42,062	4,010	—	193,064
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,217,661	$1,952,227	$549,699	$199,030	$64,016	$106,137	$1,734,485	$387,850	$6,211,105

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2023 (1)(2)	$1,483	$381	$3,169	$10,348	$24	$1,510	$—	$—	$16,915

Multifamily loans:
Pass	$845	$1,229,198	$371,016	$127,493	$43,046	$253,806	$—	$—	$2,025,404
Special mention	—	—	—	—	6,468	67,035	—	—	73,503
Substandard	—	—	—	—	—	39,715	—	—	39,715
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$845	$1,229,198	$371,016	$127,493	$49,514	$360,556	$—	$—	$2,138,622

Multifamily loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$3,574	$—	$—	$3,574

Commercial real estate owner occupied loans:
Pass	$41,011	$254,878	$180,289	$77,821	$44,382	$120,248	$—	$11,318	$729,947
Special mention	—	—	15,432	—	35,691	47	—	—	51,170
Substandard	—	—	—	—	347	15,855	—	—	16,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$41,011	$254,878	$195,721	$77,821	$80,420	$136,150	$—	$11,318	$797,319

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$39	$—	$—	$39

Commercial real estate non-owner occupied loans:
Pass	$12,906	$325,881	$109,521	$152,227	$88,586	$367,996	$—	$—	$1,057,117
Special mention	—	—	—	20,702	—	9,148	—	—	29,850
Substandard	—	10,910	—	—	8,113	71,660	—	—	90,683
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate non-owner occupied loans	$12,906	$336,791	$109,521	$172,929	$96,699	$448,804	$—	$—	$1,177,650

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$4,527	$—	$—	$4,527

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$17,594	$138,797	$2,567	$—	$—	$4,580	$—	$1,100	$164,638
Special mention	1,755	—	—	—	—	—	—	—	1,755
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$19,349	$138,797	$2,567	$—	$—	$4,580	$—	$1,100	$166,393

Construction loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$1,291,772	$3,911,891	$1,228,524	$577,273	$290,649	$1,056,227	$1,734,485	$400,268	$10,491,089

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2023	$1,483	$381	$3,169	$10,348	$24	$9,650	$—	$—	$25,055

Residential real estate loans:
Performing	$22,613	$173,424	$131,621	$6,458	$15,508	$71,433	$56,844	$—	$477,901
Non-performing	—	350	1,236	229	545	3,993	181	—	6,534
Total residential real estate loans	$22,613	$173,774	$132,857	$6,687	$16,053	$75,426	$57,025	$—	$484,435

Residential real estate loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$69	$—	$—	$69

Manufactured housing loans:
Performing	$—	$—	$—	$—	$98	$36,464	$—	$—	$36,562
Non-performing	—	—	—	—	—	2,108	—	—	2,108
Total manufactured housing loans	$—	$—	$—	$—	$98	$38,572	$—	$—	$38,670

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$253,958	$307,566	$158,381	$50,354	$39,953	$3,448	$51,480	$—	$865,140
Non-performing	2,634	4,102	1,751	546	477	86	190	—	9,786
Total installment loans	$256,592	$311,668	$160,132	$50,900	$40,430	$3,534	$51,670	$—	$874,926

Installment loans charge-offs:
For the Year Ended December 31, 2023	$7,728	$24,605	$23,984	$5,590	$6,797	$1,238	$—	$—	$69,942

Total consumer loans	$279,205	$485,442	$292,989	$57,587	$56,581	$117,532	$108,695	$—	$1,398,031

Total consumer loans charge-offs:
For the Year Ended December 31, 2023	$7,728	$24,605	$23,984	$5,590	$6,797	$1,307	$—	$—	$70,011

Loans and leases receivable	$1,570,977	$4,397,333	$1,521,513	$634,860	$347,230	$1,173,759	$1,843,180	$400,268	$11,889,120

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2023	$9,211	$24,986	$27,153	$15,938	$6,821	$10,957	$—	$—	$95,066

(1)    Excludes $6.2 million of charge-offs for certain PCD loans against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within specialty lending) from the FDIC on June 15, 2023. These PCD loans were originated in years 2016 to 2022.
(2)    Charge-offs for the years ended December 31, 2023 and 2022 included $10.7 million and $11.0 million, respectively, of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2022
(amounts in thousands)	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialty lending:
Pass	$3,206,250	$682,132	$242,516	$198,866	$56,572	$83,417	$2,066,349	$—	$6,536,102
Special mention	11,134	6,023	27,780	—	1,501	172	2,599	—	49,209
Substandard	—	22,917	967	8,431	6,713	39,554	8,937	—	87,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$3,217,384	$711,072	$271,263	$207,297	$64,786	$123,143	$2,077,885	$—	$6,672,830
Multifamily loans:
Pass	$1,260,544	$364,047	$130,656	$22,167	$112,212	$203,215	$—	$—	$2,092,841
Special mention	—	—	—	—	4,959	50,858	—	—	55,817
Substandard	—	1,500	—	—	—	62,861	—	—	64,361
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$1,260,544	$365,547	$130,656	$22,167	$117,171	$316,934	$—	$—	$2,213,019
Commercial real estate owner occupied loans:
Pass	$293,096	$220,515	$105,925	$90,752	$34,196	$121,616	$—	$—	$866,100
Special mention	—	—	—	—	134	1,841	—	—	1,975
Substandard	—	—	—	134	10,569	6,561	—	—	17,264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$293,096	$220,515	$105,925	$90,886	$44,899	$130,018	$—	$—	$885,339
Commercial real estate non-owner occupied loans:
Pass	$339,044	$119,304	$156,281	$73,827	$62,237	$386,235	$—	$—	$1,136,928
Special mention	—	—	21,211	—	—	10,617	—	—	31,828
Substandard	10,910	—	—	28,656	8,198	74,210	—	—	121,974
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$349,954	$119,304	$177,492	$102,483	$70,435	$471,062	$—	$—	$1,290,730
Construction loans:
Pass	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$72,177	$36,114	$9,537	$28,644	$4,696	$9,112	$1,729	$—	$162,009
Total commercial loans and leases receivable	$5,193,155	$1,452,552	$694,873	$451,477	$301,987	$1,050,269	$2,079,614	$—	$11,223,927
Residential real estate loans:
Performing	$162,217	$148,217	$7,224	$17,128	$10,739	$77,762	$67,782	$—	$491,069
Non-performing	271	366	238	441	1,425	3,357	785	—	6,883
Total residential real estate loans	$162,488	$148,583	$7,462	$17,569	$12,164	$81,119	$68,567	$—	$497,952
Manufactured housing loans:
Performing	$—	$—	$—	$213	$103	$41,918	$—	$—	$42,234
Non-performing	—	—	—	—	—	2,842	—	—	2,842
Total manufactured housing loans	$—	$—	$—	$213	$103	$44,760	$—	$—	$45,076
Installment loans:
Performing	$785,699	$305,729	$100,173	$100,570	$8,430	$782	$64,690	$—	$1,366,073
Non-performing	5,164	4,356	1,023	1,111	61	59	92	—	11,866
Total installment loans	$790,863	$310,085	$101,196	$101,681	$8,491	$841	$64,782	$—	$1,377,939
Total consumer loans	$953,351	$458,668	$108,658	$119,463	$20,758	$126,720	$133,349	$—	$1,920,967
Loans and leases receivable	$6,146,506	$1,911,220	$803,531	$570,940	$322,745	$1,176,989	$2,212,963	$—	$13,144,894

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Purchases (1)
Specialty lending	$631,252	$—	$—
Other commercial and industrial	22,073	2,975	—
Commercial real estate owner occupied	2,867	—	—
Loans receivable, PPP	—	—	1,536,213
Residential real estate	4,238	207,251	92,939
Personal installment (2)	—	123,785	178,970
Other installment (2)	96,758	149,969	99,100
Total	$757,188	$483,980	$1,907,222
Sales (3)
Specialty lending (4)	$287,185	$2,200	$—
Other commercial and industrial (5)	54,083	22,880	47,142
Multifamily	—	2,879	36,900
Commercial real estate owner occupied (5)	24,522	8,960	19,420
Commercial real estate non-owner occupied	16,000	—	18,366
Residential real estate	—	—	63,932
Personal installment (6)	—	500,001	212,255
Other installment	154,042	—	—
Total	$535,832	$536,920	$398,015
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 87.9%, 99.1% and 100.8% of the loans’ unpaid principal balance for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Installment loan purchases for the years ended December 31, 2023, 2022 and 2021 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2023, 2022 and 2021, sales of loans held for investment resulted in net gains of $0.2 million, $3.2 million and $11.3 million, respectively, included in gain (loss) on sale of SBA and other loans in the consolidated statements of income.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 6 – INVESTMENT SECURITIES” for additional information.
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

Loans Pledged as Collateral
Customers has pledged eligible real estate, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $7.0 billion and $7.1 billion at December 31, 2023 and 2022, respectively.

NOTE 9 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices (“LPOs”), and administrative offices, with remaining lease terms ranging between one month and nine years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the Consumer Price Index (“CPI”). Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2023	December 31, 2022
ASSETS
Operating lease ROU assets	Other assets	$15,644	$16,133
LIABILITIES
Operating lease liabilities	Other liabilities	$18,048	$19,046
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	2023	2022	2021
Operating lease cost (1)	Occupancy expenses	$5,050	$4,758	$4,545
(1)    There were no variable lease costs for the years ended December 31, 2023, 2022 and 2021, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2023:

(amounts in thousands)	December 31, 2023
2024	$4,786
2025	3,745
2026	2,977
2027	2,469
2028	2,090
Thereafter	3,535
Total minimum payments	19,602
Less: interest	1,554
Present value of lease liabilities	$18,048
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to operating lease liabilities was $5.4 million, $5.0 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and reported as cash flows used in operating activities in the statement of cash flows.

The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	5.6 years	5.1 years

Weighted average discount rate
Operating leases	3.28%	2.85%
Equipment Lessor
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Lease terms typically range from 24 months to 120 months. The commercial equipment financing group offers the following lease products: Loans, Capital Lease, Purchase Upon Termination (“PUT”), Terminal Rental Adjustment Clause ("TRAC”), Split-TRAC, and Fair Market Value (“FMV”). Direct finance equipment leases are included in commercial and industrial loans and leases receivable.
The estimated residual values for direct finance and operating leases are established by utilizing internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. For the direct finance leases, only Customers’ Split-TRAC leases have residual risk and the unguaranteed portions are typically nominal. Expected credit losses on direct financing leases and the related estimated residual values are included in the ACL on loans and leases.
Leased assets under operating leases are reported at amortized cost, net of accumulated depreciation and any impairment charges, and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its operating leased assets for impairment. An impairment loss is recognized if the carrying amount of the operating leased asset exceeds its fair value and is not recoverable. The carrying amount of operating leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2023 and 2022:

(amounts in thousands)	Classification	December 31, 2023	December 31, 2022
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$190,559	$140,182
Guaranteed residual assets	Loans and leases receivable	15,783	12,370
Unguaranteed residual assets	Loans and leases receivable	10,010	7,555
Deferred initial direct costs	Loans and leases receivable	1,213	667
Unearned income	Loans and leases receivable	(11,891)	(3,404)
Net investment in direct financing leases		$205,674	$157,370

Operating leases
Investment in operating leases	Other assets	$282,208	$248,454
Accumulated depreciation	Other assets	(77,672)	(52,585)
Deferred initial direct costs	Other assets	1,192	1,461
Net investment in operating leases		205,728	197,330
Total lease assets		$411,402	$354,700

Maturities of operating and direct financing lease receivables were as follows at December 31, 2023:

(amounts in thousands)	Operating leases	Direct financing leases
2024	$41,842	$50,761
2025	38,176	41,822
2026	43,852	34,055
2027	32,782	29,059
2028	52,716	21,401
Thereafter	24,701	16,100
Total lease payments	$234,069	193,198
Less: interest		2,639
Present value of lease receivables		$190,559
NOTE 10 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2023 and 2022 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2023	2022
Leasehold improvements	3 to 25 years	$13,623	$13,514
Furniture, fixtures and equipment	5 to 10 years	6,311	6,082
IT equipment	3 to 5 years	9,566	9,389
Automobiles	3 to 5 years	349	398
		29,849	29,383
Accumulated depreciation and amortization		(22,478)	(20,358)
Total		$7,371	$9,025
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.2 million, $3.3 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 11 – DEPOSITS
The components of deposits at December 31, 2023 and 2022 were as follows:

	December 31,
(amounts in thousands)	2023	2022
Demand, non-interest bearing	$4,422,494	$1,885,045
Demand, interest bearing	5,580,527	8,476,027
Savings, including money market deposit accounts	4,629,336	3,546,015
Time	3,287,879	4,249,866
Total deposits	$17,920,236	$18,156,953

The scheduled maturities for time deposits at December 31, 2023 were as follows:

(amounts in thousands)	December 31, 2023
2024	$2,474,929
2025	200,844
2026	356,644
2027	117,695
2028	137,767
Thereafter	—
Total time deposits	$3,287,879
Time deposits greater than the FDIC limit of $250,000 totaled $186.3 million and $85.5 million at December 31, 2023 and 2022, respectively.
Demand deposit overdrafts reclassified as loans were $1.2 million and $3.7 million at December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, the Bank had $1.1 billion and $176.2 million in deposits, respectively, to which it had pledged $1.1 billion and $175.6 million of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
NOTE 12 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2023 and 2022 was as follows:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$300,000	4.54%
Total short-term debt	$—		$300,000
The following is a summary of additional information relating to Customers’ short-term debt:

	December 31,
(dollars in thousands)	2023	2022	2021
FRB advances (1)
Maximum outstanding at any month end	$—	$—	$—
Average balance during the year	120,099	—	—
Weighted-average interest rate during the year	5.23%	—%	—%
FHLB advances
Maximum outstanding at any month end	$—	$775,000	$850,000
Average balance during the year	87,407	144,918	264,704
Weighted-average interest rate during the year	5.16%	1.07%	2.35%
Federal funds purchased
Maximum outstanding at any month end	—	895,000	365,000
Average balance during the year	3,781	349,581	22,110
Weighted-average interest rate during the year	4.97%	1.66%	0.07%
(1)    Includes advances under the BTFP. The BTFP offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.
At December 31, 2023 and 2022, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2023 and 2022 were as follows:

	December 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,203,207	3.91%	$500,000	3.37%
Total long-term FHLB and FRB advances	$1,203,207		$500,000
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at December 31, 2023.
(2)    Includes $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2023. Refer to NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
Maturities of long-term FHLB advances were as follows at December 31, 2023:

	December 31, 2023
(dollars in thousands)	Amount (1)	Rate
2024	$250,000	3.44%
2025	200,000	4.45%
2026	200,000	4.32%
2027	450,000	3.70%
2028	100,000	4.19%
Thereafter	—	—%
Total long-term FHLB advances	$1,200,000
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2023 and 2022 was as follows:

	December 31,
(amounts in thousands)	2023	2022
Total maximum borrowing capacity with the FHLB	$3,474,347	$3,241,120
Total maximum borrowing capacity with the FRB (1)	3,436,000	2,510,189
Qualifying loans and securities (1) serving as collateral against FHLB and FRB advances	8,575,137	7,142,865

(1)Includes $475.3 million of borrowing capacity available under the BTFP at December 31, 2023, which offers loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.

Senior and Subordinated Debt

Long-term senior notes and subordinated debt at December 31, 2023 and 2022 were as follows:

		December 31,
(dollars in thousands)		2023	2022
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,928	$98,788	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,912	24,792	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,840	$123,580

Customers Bancorp	Subordinated (2)(3)	$72,766	$72,585	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,464	109,367	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,230	$181,952
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
NOTE 13 – SHAREHOLDERS’ EQUITY
Common Stock
During 2023, 2022 and 2021, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
On August 25, 2021, the Board of Directors of Customers Bancorp authorized a share repurchase program (the "Share Repurchase Program") to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. Customers Bancorp purchased 1,379,883 shares of its common stock for $39.8 million, 830,145 shares for $33.2 million and 527,789 shares for $27.7 million under the Share Repurchase Program during the years ended December 31, 2023 and 2022 and 2021, respectively. The term of the Share Repurchase Program was extended to September 27, 2023, unless earlier terminated. On September 27, 2023, the Share Repurchase Program expired.
Preferred Stock
As of December 31, 2023 and 2022, Customers Bancorp has two series of preferred stock outstanding. On September 15, 2021, Customers redeemed all of the outstanding shares of Series C and Series D Preferred Stock for an aggregate payment of $82.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series C and Series D Preferred Stock of $2.8 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2021. After giving effect to the redemption, no shares of the Series C and Series D Preferred Stock remained outstanding. During 2023, 2022 and 2021, Customers Bancorp did not issue any preferred stock.

The table below summarizes Customers’ issuances of preferred stock that remain outstanding at December 31, 2023 and 2022 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month LIBOR Plus:	Dividend Paid Per Share in 2023
Fixed-to-floating rate:	Issue Date	2023	2022	2023	2022
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$2.62
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$2.53
Totals		5,700,000	5,700,000	$137,794	$137,794
Dividends on the Series E and Series F Preferred Stock are not cumulative. If Customers Bancorp’s board of directors or a duly authorized committee of the board does not declare a dividend on the Series E and Series F Preferred Stock in respect of a dividend period, then no dividend shall be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date, or be cumulative, and Customers Bancorp will have no obligation to pay any dividend for that dividend period, whether or not the board of directors or a duly authorized committee of the board declares a dividend on the Series E and Series F Preferred Stock for any future dividend period. On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
The Series E and Series F Preferred Stock have no stated maturity, are not subject to any mandatory redemption, sinking fund or other similar provisions and will remain outstanding unless redeemed at Customers Bancorp’s option. Customers Bancorp may redeem the Series E and Series F Preferred Stock at its option, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2021, for the Series E Preferred Stock and December 15, 2021, for the Series F Preferred Stock or (ii) in whole but not in part, within 90 days following the occurrence of a regulatory capital treatment event. Any redemption of the Series E and Series F Preferred Stock is subject to prior approval of the Federal Reserve Board. The Series E and Series F Preferred Stock qualify as Tier 1 capital under regulatory capital guidelines. Except in limited circumstances, the Series E and Series F Preferred Stock do not have any voting rights.
NOTE 14 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual Internal Revenue Service (“IRS”) statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Customers’ employer contributions for the years ended December 31, 2023, 2022 and 2021 were $2.5 million, $2.3 million, and $2.1 million, respectively. In 2021, the 401(k) plan became a multiple employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering the full-time employees of Customers and BM Technologies. Effective January 1, 2023, employees of BM Technologies were no longer participants in the 401(k) plan and the 401(k) plan changed from a multiple employer plan to a single employer plan. All employees of BM Technologies and their account balances were transferred to a separate 401(k) plan sponsored by BM Technologies.
Supplemental Executive Retirement Plans
Customers entered into a supplemental executive retirement plan (“SERP”) with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns. The present value of the amount owed as of December 31, 2023 and 2022 was $7.3 million and $6.0 million, respectively, and was included in other liabilities.

During the years ended December 31, 2022 and 2021, Customers entered into additional SERPs with several senior executives that provide lifetime retirement benefits upon reaching the age of 65 or when the executives terminate employment; early termination benefits; change in control benefits; and certain disability and death benefits as described in these SERPs. These SERPs are deferred-compensation arrangements that are designed to provide benefits based on the account value of the annuity contracts purchased by Customers to fund its obligations under the SERPs. The present value of the amount owed under these SERPs as of December 31, 2023 and 2022 was $0.8 million and $0.6 million, respectively, and was included in other liabilities.
NOTE 15 – SHARE-BASED COMPENSATION PLANS
Summary
During 2019, the shareholders of Customers Bancorp approved the 2019 Plan, during 2010, the shareholders of Customers Bancorp approved the 2010 Plan, and during 2012, the shareholders of Customers Bancorp approved the 2004 Plan. The purpose of these plans is to promote the success and enhance the value of Customers Bancorp by linking the personal interests of the members of the Board of Directors, team members, officers and executives of Customers to those of the shareholders of Customers and by providing such individuals with an incentive for outstanding performance in order to generate superior returns to shareholders of Customers. The 2019 Plan, 2010 Plan and 2004 Plan are intended to provide flexibility to Customers in its ability to motivate, attract and retain the services of members of the Board of Directors, team members, officers and executives of Customers. Stock options and restricted stock units normally vest on the third or fifth anniversary of the grant date provided the grantee remains employed by Customers or continues to serve on the Board. With respect to certain stock options granted under the 2010 Plan, vested options shall be exercisable only when Customers’ fully diluted tangible book value will have increased by 50% from the date of grant. Share-based awards generally provide for accelerated vesting if there is a change in control (as defined in the respective plan agreements). No stock options may be exercisable for more than 10 years from the date of grant, except as permitted under the plans.
The 2019, 2010 and 2004 Plans are administered by the Leadership Development and Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. During the years ended December 31, 2023 and 2022, the shareholders of Customers Bancorp approved amendments to the 2019 Plan increasing the number of shares of common stock to be issued by additional 740,325 shares and 330,000 shares, respectively. The maximum number of shares of common stock which may be issued under the 2019 Plan, as amended, is 2,570,325 shares. The 2010 Plan provides exclusively for the grant of stock options, some or all of which may be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which may be issued under the 2010 Plan is 3,666,667 shares. The 2004 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which may be issued under the 2004 Plan is 2,750,000 shares. During the year ended December 31, 2020, Customers granted an initial inducement award of 300,000 restricted stock units in connection with an executive appointment, outside of the 2019 and 2004 Plans and approved by the independent members of the Board of Directors including all of the members of its Leadership Development and Compensation Committee. During the year ended December 31, 2023, Customers granted one-time employment inducement awards under the New York Stock Exchange listing rules of 22,300 restricted stock units in connection with the onboarding of the Venture Banking team, outside of the 2019 Plan and approved by Customers Board of Directors, including all of its independent directors present at the meeting, comprising a majority of the independent directors. The 2010 and 2004 Plans have been terminated by December 31, 2021 in accordance with the respective plan agreements. At December 31, 2023, the aggregate number of shares of common stock available for grant under the 2019 Plan was 381,211 shares.
On January 1, 2011, Customers initiated a bonus recognition and retention program (“BRRP”). This was a restricted stock unit plan. Team members eligible to participate in the BRRP included the CEO and other senior management and highly compensated team members as determined by the Leadership Development and Compensation Committee at its sole discretion. Under the BRRP, a participant elected to defer not less than 25%, nor more than 50%, of his or her bonus payable with respect to each year of participation. Shares of common stock having a value equal to the portion of the bonus deferred by a participant were allocated to an annual deferral account, and a matching amount equal to an identical number of shares of common stock was also allocated to the annual deferral account. A participant becomes 100% vested in the annual deferral account on the fifth anniversary date of the initial funding of the account, provided he or she remains continuously employed by Customers from the date of funding to the anniversary date. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan.

Vesting is accelerated in the event of retirement at or after age 65, death, termination on account of disability or a change in control of Customers under the BRRP. Participants were first eligible to make elections under the BRRP with respect to their bonuses for 2011, which were payable in first quarter 2012. The BRRP did not provide for a specific number of shares to be reserved; by its terms, the award of restricted stock units under this plan is limited by the amount of cash bonuses paid to the participants in the plan. At December 31, 2023, non-vested restricted stock units outstanding under this plan totaled 1,297.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $11.2 million, $11.0 million and $12.6 million, respectively. At December 31, 2023, there was $20.6 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2028.
As described in NOTE 3 – DISCONTINUED OPERATIONS, Customers recognized share-based compensation expense of $0.8 million for restricted stock units granted to certain team members of BMT that vested upon divestiture of BMT, included within loss from discontinued operations for the year ended December 31, 2021.
Employee Stock Purchase Plan
In 2014, the shareholders of Customers Bancorp approved an Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code and is administered by the Leadership Development and Compensation Committee of Customers Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers’ common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers’ ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for the years ended December 31, 2023, 2022 and 2021 was $172 thousand, $192 thousand, and $115 thousand, respectively.
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
The exercise price for the options granted was equal to the closing price of Customers Bancorp’s common stock on the date of grant. The options issued are subject to a three or five-year waterfall or cliff vesting and expire after ten years, except as permitted under the plans. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, options to purchase an aggregate of 720,000 shares of Customers Bancorp voting common stock were granted to certain officers and team members. The exercise price for the options granted was equal to the closing price of Customers Bancorp’s voting common stock on the date of grant. The options issued are subject to a five-year cliff vesting and expire after ten years, except as permitted under the plans.
The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average risk-free interest rate	—%	—%	1.09%
Expected dividend yield	—%	—%	0.00%
Weighted-average expected volatility	—%	—%	41.78%
Weighted-average expected life (in years)	0	0	7
Weighted-average fair value of each option granted	$—	$—	$13.24

The following table summarizes stock option activity for the year ended December 31, 2023:

(dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2022	1,488,582	$26.56
Granted	—	—
Exercised	(130,963)	16.69		$3,028
Expired	—	—
Forfeited	(18,223)	24.27
Outstanding, December 31, 2023	1,339,396	$27.56	5.4	$40,267
Exercisable at December 31, 2023	733,655	$25.76	4.1	$23,373
Cash received from the exercise of the stock options during the year ended December 31, 2023 was $2.2 million. The tax benefit resulting from option exercises was $0.2 million in 2023.
A summary of the status of Customers’ non-vested options at December 31, 2023, and changes during the year ended December 31, 2023 was as follows:

	Number of Options	Weighted- Average exercise price
Non-vested at December 31, 2022	623,426	$29.58
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	(17,685)	24.42
Non-vested at December 31, 2023	605,741	29.73
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 and 2004 Plans is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions under a long-term incentive compensation plan discussed below. The fair value of the performance based restricted stock units with market conditions is determined using the Monte-Carlo simulation model as of the date of grant. The fair value of restricted stock units granted under the BRRP was measured as of the date on which such portion of the bonus would have been paid had the deferral not been elected.
Beginning in 2018, the Leadership Development and Compensation Committee recommended and the Board of Directors approved a new long-term incentive compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers’ key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The number of restricted stock units that will vest for the remaining 60% is dependent upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average non-performing assets (“NPAs”) to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 769,455 restricted stock units granted during the year ended December 31, 2023. The 769,455 units were granted under the 2019 Plan and are subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 74,372 of those units also subject to the performance metrics described above.

The table below presents the status of the restricted stock units at December 31, 2023, and changes during the year ended December 31, 2023:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2022	778,153	$27.39
Granted	769,455	24.94
Vested	(337,323)	21.17
Forfeited	(50,503)	28.56
Outstanding and unvested at December 31, 2023	1,159,782	26.78
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2023, Customers issued 39,829 shares of common stock with a fair value of $1.2 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 16 – INCOME TAXES
The components of income tax expense from continuing operations were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Current
Federal	$42,485	$37,476	$50,971
State	15,935	18,880	18,215
Total current expense	58,420	56,356	69,186

Deferred
Federal	17,478	7,249	14,957
State	4,699	(342)	2,797
Total deferred expense	22,177	6,907	17,754
Income tax expense	$80,597	$63,263	$86,940
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2023, 2022, and 2021, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$69,455	21.00%	$61,173	21.00%	$92,654	21.00%
State income tax, net of federal benefit	16,447	4.97	9,184	3.15	16,863	3.82
Tax-exempt interest, net of disallowance	(769)	(0.23)	(650)	(0.22)	(670)	(0.15)
Bank-owned life insurance	1,286	0.39	(3,084)	(1.06)	(1,927)	(0.44)
Tax credits, net of basis reduction	(11,199)	(3.39)	(8,644)	(2.97)	(11,284)	(2.92)
Equity-based compensation	(679)	(0.21)	(2,293)	(0.79)	(8,237)	(1.87)
Non-deductible executive compensation	1,872	0.57	2,074	0.71	3,195	0.72
FDIC premium limitation	1,604	0.49	268	0.09	285	0.06
Recorded basis difference in foreign subsidiaries	—	—	—	—	(4,217)	(1.00)
Unrecognized tax benefits	(785)	(0.24)	3,633	1.25	—	—
Other	3,365	1.02	1,602	0.56	278	0.48
Effective income tax rate	$80,597	24.37%	$63,263	21.72%	$86,940	19.70%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers' deferred tax asset and liabilities as December 31, 2023 and 2022:

	December 31,
(amounts in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses on loans and leases	$33,978	$33,463
Net operating losses	643	734
Compensation and benefits	8,576	7,748
Net deferred loan fees and costs	—	11,330
Lease liability	4,618	4,868
Net unrealized losses on securities	46,281	57,302
Accrued severance	51	4,741
Other	6,100	3,569
Total deferred tax assets	100,247	123,755
Deferred tax liabilities
Net deferred loan fees and costs	(1,236)	—
Tax qualified lease adjustments	(80,749)	(71,860)
Right of use asset	(4,037)	(4,122)
Other	(1,614)	(1,964)
Total deferred tax liabilities	(87,636)	(77,946)
Net deferred tax asset	$12,611	$45,809
The net deferred tax asset is recorded in other assets at December 31, 2023 and 2022.
Customers had approximately $3.1 million of federal and state net operating loss carryovers subject to the annual limitation under the Internal Revenue Code Section 382 at December 31, 2023, that begin to expire in 2028.
The following table presents changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Balance at January 1	$4,065	$—	$—
Increases related to prior year tax positions	—	1,221	—
Decreases related to prior year tax positions	(1,474)	—	—
Increases related to current year tax positions	361	2,844	—
Settlements	(1,156)	—	—
Lapse of statute	—	—	—
Balance at December 31	$1,796	$4,065	$—
As of December 31, 2023, all of Customers’ unrecognized tax benefits, if recognized, would impact the effective tax rate. Not included in the table above is $0.4 million of federal income tax benefit on unrecognized state tax benefits recognized in deferred taxes which could also impact the effective tax rate. Customers recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. During the years ended December 31, 2023 and 2022, Customers recognized $0.1 million and $1.4 million of interest related to unrecognized tax benefits in income tax expense.
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, in the courts, or from the closure of tax statutes. Customers does not expect any significant increase or decrease to the balance of unrecognized tax benefits in the next twelve months.

Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2020, with the exception of New Jersey and New York City. In 2023, Customers settled the audit examination with New York State for the 2015-2017 tax years and with New York City for the 2016-2018 tax years. Customers is currently under audit by New Jersey for the 2018 tax year and by New York City for the 2019-2021 tax years. No significant adjustments are expected.
NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the years ended December 31, 2023, 2022 and 2021. None of these transactions involved amounts in excess of 5% of Customers’ total shareholders’ equity at December 31, 2023, 2022 and 2021. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
Customers is involved with financial instruments and other commitments with off-balance sheet risks. Financial instruments with off-balance sheet risks are incurred in the normal course of business to meet the financing needs of the Bank’s customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.
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
As of December 31, 2023 and 2022, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2023	2022
Commitments to fund loans and leases	$114,510	$156,824
Unfunded commitments to fund mortgage warehouse loans	1,749,897	2,371,828
Unfunded commitments under lines of credit and credit cards	3,105,689	3,716,036
Letters of credit	20,273	28,439
Other unused and unfunded commitments	17,523	16,325
Commitments to fund loans and leases, unfunded commitments to fund mortgage warehouse loans, unfunded commitments under lines of credit, letters of credit, and credit cards are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank's business.
Commitments to fund loans and leases and unfunded commitments under lines of credit may be obligations of the Bank as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if the Bank deems it necessary upon extension of credit, is based upon management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, securities, accounts receivable, inventory and equipment.
Mortgage warehouse loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. government through one of its programs such as the Federal Housing Administration (“FHA”), the U.S. Department of Veterans Affairs (“VA”), or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit may obligate the Bank to fund draws under those letters of credit whether or not a customer continues to meet the conditions of the extension of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. The current amount of liabilities as of December 31, 2023 and 2022 for guarantees under standby letters of credit issued was not material.
Allowance For Credit Losses on Lending- Related Commitments
As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a benefit to provision for credit losses of $0.1 million during the year ended December 31, 2023 resulting in an ACL of $2.9 million as of December 31, 2023. Customers recognized a provision for credit losses of $0.9 million during the year ended December 31, 2022 resulting in an ACL of $3.0 million as of December 31, 2022. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
NOTE 19 – REGULATORY CAPITAL
The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Customers’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Bancorp must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
In first quarter 2020, the U.S. federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2023, our regulatory capital ratios reflected 50%, or $30.8 million, benefit associated with the CECL transition provisions.
In April 2020, the U.S. federal banking regulatory agencies issued an interim final rule that permits banks to exclude the impact of participating in the SBA PPP program in their regulatory capital ratios. Specifically, PPP loans are zero percent risk weighted and a bank can exclude all PPP loans pledged as collateral to the FRB Paycheck Protection Program Liquidity Facility (“PPPLF”) from its average total consolidated assets for purposes of calculating the Tier 1 capital to average assets ratio (i.e. leverage ratio). Customers applied this regulatory guidance in the calculation of its regulatory capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2023 and 2022, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
As of December 31, 2022:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,470,837	9.637%	$686,838	4.500%	N/A	N/A	$1,068,415	7.000%
Customers Bank	$1,708,598	11.213%	$685,694	4.500%	$990,447	6.500%	$1,066,636	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,608,630	10.539%	$915,784	6.000%	N/A	N/A	$1,297,361	8.500%
Customers Bank	$1,708,598	11.213%	$914,259	6.000%	$1,219,012	8.000%	$1,295,201	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,862,089	12.200%	$1,221,045	8.000%	N/A	N/A	$1,602,622	10.500%
Customers Bank	$1,889,472	12.400%	$1,219,012	8.000%	$1,523,765	10.000%	$1,599,954	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,608,630	7.664%	$839,547	4.000%	N/A	N/A	$839,547	4.000%
Customers Bank	$1,708,598	8.150%	$838,611	4.000%	$1,048,264	5.000%	$838,611	4.000%
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
NOTE 20 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) as explained below.

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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2023 and 2022:
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
When quoted market prices are not available, Customers employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service’s results and has an established process to challenge their valuations, or methodologies, that appear unusual or unexpected.
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
The following information should not be interpreted as an estimate of Customers’ fair value in its entirety because fair value calculations are only provided for a limited portion of Customers’ assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making these estimates, comparisons between Customers’ disclosures and those of other companies may not be meaningful.

The estimated fair values of Customers’ financial instruments at December 31, 2023 and 2022 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2023
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,846,346	$3,846,346	$3,846,346	$—	$—
Debt securities, available for sale	2,376,860	2,376,860	—	2,341,911	34,949
Debt securities, held to maturity	1,103,170	1,046,439	—	472,311	574,128
Loans held for sale	340,317	340,317	—	1,215	339,102
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,726,456	12,513,386	—	897,912	11,615,474
FHLB, Federal Reserve Bank, and other restricted stock	109,548	109,548	—	109,548	—
Derivatives	17,931	17,931	—	17,906	25
Liabilities:
Deposits	$17,920,236	$17,922,005	$14,632,357	$3,289,648	$—
FHLB advances	1,203,207	1,188,517	—	1,188,517	—
Other borrowings	123,840	103,674	—	103,674	—
Subordinated debt	182,230	164,233	—	164,233	—
Derivatives	27,110	27,110	—	27,110	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2022
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$455,806	$455,806	$455,806	$—	$—
Debt securities, available for sale	2,961,015	2,961,015	—	2,887,749	73,266
Debt securities, held to maturity	840,259	793,813	—	437,680	356,133
Loans held for sale	328,312	328,312	—	322	327,990
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,335,435	14,890,823	—	1,323,312	13,567,511
FHLB, Federal Reserve Bank, and other restricted stock	74,196	74,196	—	74,196	—
Derivatives	44,435	44,435	—	44,380	55
Liabilities:
Deposits	$18,156,953	$18,127,338	$13,907,087	$4,220,251	$—
FHLB advances	800,000	781,113	—	781,113	—
Other borrowings	123,580	108,081	—	108,081	—
Subordinated debt	181,952	168,441	—	168,441	—
Derivatives	42,106	42,106	—	42,106	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$57,680	$34,949	$92,629
Agency-guaranteed residential collateralized mortgage obligations	—	116,908	—	116,908
Collateralized loan obligations	—	489,092	—	489,092
Commercial mortgage-backed securities	—	121,636	—	121,636
Corporate notes	—	583,034	—	583,034
Private label collateralized mortgage obligations	—	973,561	—	973,561
Derivatives	—	17,906	25	17,931
Loans held for sale – fair value option	—	1,215	188,062	189,277
Loans receivable, mortgage warehouse – fair value option	—	897,912	—	897,912
Total assets – recurring fair value measurements	$—	$3,258,944	$223,036	$3,481,980
Liabilities
Derivatives	$—	$27,110	$—	$27,110
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,373	$2,373
Total assets – nonrecurring fair value measurements	$—	$—	$2,373	$2,373

	December 31, 2022
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$87,276	$73,266	$160,542
Agency-guaranteed residential collateralized mortgage obligations	—	133,864	—	133,864
Collateralized loan obligations	—	872,738	—	872,738
Commercial mortgage-backed securities	—	136,357	—	136,357
Corporate notes	—	595,253	—	595,253
Private label collateralized mortgage obligations	—	1,062,261	—	1,062,261
Derivatives	—	44,380	55	44,435
Loans held for sale – fair value option	—	322	—	322
Loans receivable, mortgage warehouse – fair value option	—	1,323,312	—	1,323,312
Total assets - recurring fair value measurements	$—	$4,255,763	$73,321	$4,329,084
Liabilities
Derivatives	$—	$42,106	$—	$42,106
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$4,819	$4,819
Total assets – nonrecurring fair value measurements	$—	$—	$4,819	$4,819

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2023, 2022 and 2021 are summarized in the table below.

	Asset-backed securities
	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Balance at January 1	$73,266	$142,885	$—
Purchases	—	—	142,885
Principal payments and premium amortization	(40,041)	(64,181)	—
Increase in allowance for credit losses	(1,487)	(1,604)	—
Decrease in allowance for credit losses	1,582	1,026	—
Change in fair value recognized in OCI	1,629	(4,860)	—
Balance at December 31	$34,949	$73,266	$142,885

The changes in other installment loans (Level 3 assets) measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the year ended December 31, 2023 are summarized in the table below:

Other Installment Loans
(amounts in thousands)	For the Year Ended December 31, 2023
Balance at January 1	$—
Originations	218,794
Principal payments	(30,732)
Change in fair value recognized in earnings	—
Balance at December 31	$188,062
There were no transfers between levels during the years ended December 31, 2023, 2022 and 2021.
The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2023 and 2022 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2023
Asset-backed securities	$34,949	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	12% - 14% (13%) 3% - 13% (5%) 11% - 30% (26%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2022
Asset-backed securities	$73,266	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 4% - 5% (5%) 19% - 25% (23%)

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
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. During the year ended December 31, 2021, Customers terminated four interest rate derivatives with notional amounts totaling $850 million that were designated as cash flow hedges of interest-rate risk associated with 3-month FHLB advances, and reclassified $25.9 million of the realized losses and accrued interest from AOCI to current earnings because the hedged forecasted transactions were determined to be no longer probable of occurring. Customers hedged its exposure to the variability in future cash flows for a variable-rate deposit, which matured in June 2021. At December 31, 2023 and 2022, Customers had no outstanding interest rate derivative designated as cash flow hedges of interest-rate risk.
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
At December 31, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances. During the year ended December 31, 2023, Customers entered into five interest rate derivatives with notional amounts totaling $1.0 billion, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. At December 31, 2022, Customers had three outstanding interest rate derivatives with notional amounts totaling $22.5 million that were designated as fair value hedges of certain AFS debt securities. During the year ended December 31, 2022, Customers terminated thirteen interest rate derivatives with notional amounts totaling $58.0 million that were designated as fair value hedges together with the sale of hedged AFS debt securities. During the year ended December 31, 2021, Customers terminated eight interest rate derivatives with notional amounts totaling $191.8 million that were designated as fair value hedges together with the sale of hedged AFS debt securities.

As of December 31, 2023 and 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	December 31,		December 31,
	2023	2022	2023	2022
AFS debt securities	$22,500	$22,500	$941	$1,777
Deposits	300,000	—	1,432	—
FHLB advances	700,000	—	3,206	—
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2023, Customers had 132 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $55.6 million related to this program. At December 31, 2022, Customers had 141 interest rate swaps with an aggregate notional amount of $1.3 billion and 12 interest rate caps with an aggregate notional amount of $245.8 million related to this program.
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
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of December 31, 2023 and 2022.

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$17,903	Other liabilities	$27,097

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as fair value hedges:
Interest rate swaps	Other assets	$1,777	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other assets	$42,589	Other liabilities	$42,076
(1) Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2023, 2022 and 2021.

		Amount of Income (Loss) Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2023	2022	2021
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(1,187)	$3,422	$5,680
Recognized on hedged AFS debt securities	Net interest income	(1,120)	(3,422)	(5,680)
Recognized on hedged FHLB advances	Net interest income	2,307	—	—
Total		$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$(30)	$2,338	$3,159
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers’ derivative financial instruments on comprehensive income for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
(amounts in thousands)	2023	2022	2021		2023	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$—	$9,117	Interest expense	$—	$—	$(2,505)
				Non-interest income (2)	—	—	(24,467)
				Total	$—	$—	$(26,972)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2023, the fair value of derivatives in a net asset position related to these agreements was $16.9 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $18.3 million of cash as collateral at December 31, 2023. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers’ interest rate swaps and interest rate caps with institutional counterparties are subject to master netting arrangements and are included in the tables below. Interest rate swaps and interest rate caps with commercial banking customers are not subject to master netting arrangements and are excluded from the tables below. Customers has not made a policy election to offset its derivative positions.

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2023
Interest rate derivative assets with institutional counterparties	$17,439	$(500)	$(16,939)	$—

Interest rate derivative liabilities with institutional counterparties	$500	$(500)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2022
Interest rate derivative assets with institutional counterparties	$29,706	$(619)	$(29,087)	$—

Interest rate derivative liabilities with institutional counterparties	$619	$(619)	$—	$—

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

NOTE 23 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021.
Balance Sheets

	December 31,
(amounts in thousands)	2023	2022
Assets
Cash in bank subsidiary	$113,950	$72,853
Investment securities (1)	24,429	22,670
Investments in and receivables due from bank subsidiary	1,707,832	1,502,917
Other assets	285	2,745
Total assets	$1,846,496	$1,601,185
Liabilities and Shareholders’ equity
Borrowings	$196,606	$196,165
Other liabilities	11,496	2,059
Total liabilities	208,102	198,224
Shareholders’ equity	1,638,394	1,402,961
Total Liabilities and Shareholders’ Equity	$1,846,496	$1,601,185
(1)    Includes perpetual preferred stock issued by domestic banks or bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, at December 31, 2023 and 2022. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Operating income:
Dividends from bank subsidiary	$90,000	$52,000	$172,982
Loss on sale of foreign subsidiaries	—	—	(2,809)
Other	1,643	1,264	—
Total operating income	91,643	53,264	170,173
Operating expense:
Interest	8,459	10,657	10,879
Other	2,251	3,410	3,121
Total operating expense	10,710	14,067	14,000
Income before taxes and undistributed income of subsidiaries	80,933	39,197	156,173
Income tax benefit	2,026	2,819	6,964
Income before undistributed income of subsidiaries	82,959	42,016	163,137
Equity in undistributed income of subsidiaries	167,184	186,018	151,510
Net income	250,143	228,034	314,647
Preferred stock dividends	14,695	9,632	11,693
Loss on redemption of preferred stock	—	—	2,820
Net income available to common shareholders	235,448	218,402	300,134
Comprehensive income	$276,670	$69,918	$315,431
One of the principal sources of the Bancorp’s liquidity is the dividends it receives from the Bank, which may be impacted by the following: bank-level capital needs, laws and regulations, corporate policies, contractual restrictions and other factors. There are statutory and regulatory limitations on the ability of the Bank to pay dividends or make other capital distributions or to extend credit to the Bancorp or its non-bank subsidiaries.

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2023		2022	2021
Cash Flows from Operating Activities
Net income	$250,143		$228,034	$314,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(167,184)		(186,018)	(151,510)
Distribution of investment in BM Technologies common stock from Bank	—		—	(32,983)
Loss on sale of foreign subsidiaries	—		—	2,840
(Increase) decrease in other assets	2,023		4,328	(5,100)
Increase (decrease) in other liabilities	10,802		680	1,054
Net Cash Provided By (Used in) Operating Activities	95,784		47,024	128,948
Cash Flows from Investing Activities
Purchases of investment securities	(1,831)	`	(2,095)	(20,575)
Payments for investments in and advances to subsidiaries	—		—	(50,010)
Proceeds from sales of foreign subsidiaries	—		—	3,765
Other, net	72		—	—
Net Cash Provided By (Used in) Investing Activities	(1,759)		(2,095)	(66,820)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	3,947		2,720	27,762
Proceed from issuance of other long-term borrowings	—		—	98,799
Repayments of other borrowings	—		(100,000)	—
Redemption of preferred stock	—		—	(82,497)
Preferred stock dividends paid	(14,636)		(9,326)	(10,833)
Purchase of treasury stock	(39,806)		(33,162)	(27,662)
Payments of employee taxes withheld from share-based awards	(2,433)		(5,063)	(5,568)
Net Cash Provided by (Used in) Financing Activities	(52,928)		(144,831)	1
Net Increase (Decrease) in Cash and Cash Equivalents	41,097		(99,902)	62,129
Cash and Cash Equivalents - Beginning Balance	72,853		172,755	110,626
Cash and Cash Equivalents - Ending Balance	$113,950		$72,853	$172,755

Non-cash Investing and Financing Activities:
Distribution of investment in BM Technologies common stock	$—		$—	$32,983

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2023. Based upon that evaluation, Customers Bancorp’s management concluded that its disclosure controls and procedures are effective as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, Customers Bancorp’s management assessed the effectiveness of Customers Bancorp’s internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
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
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2023, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp’s internal control over financial reporting.

Item 9B.    Other Information
During the fourth quarter of 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections titled “Our Board of Directors and Management,” and “Board Governance,” and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Officer Compensation,” and “Board Governance,” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2023, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	2,499,178	$27.56	381,211

Equity Compensation Plans Not
Approved by Security Holders (3)(4)	322,300	N/A	—
(1)Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Plan, the BRRP, Customers Bancorp, Inc. Amended and Restated 2014 ESPP, and the Customers Bancorp, Inc. 2019 Plan, as amended. Customers discontinued the BRRP in 2019, upon receipt of shareholder approval of the 2019 Plan. The Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan and the Customers Bancorp, Inc. 2010 Plan have been terminated by December 31, 2021.
(2)Does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.
(3)Includes an initial inducement award of 300,000 restricted stock units in connection with an executive appointment during 2020. The grant of the restricted stock units was made outside of the Customers Bancorp Inc. 2019 Plan and approved by the independent members of Customers Board of Directors including all of the members of its Leadership Development and Compensation Committee.
(4)Includes one-time employment inducement awards under the New York Stock Exchange listing rules of 22,300 restricted stock units in connection with the onboarding of the Venture Banking team in 2023. The grant of the restricted stock units was made outside of the Customers Bancorp Inc. 2019 Plan and approved by Customers Board of Directors, including all of its independent directors present at the meeting, comprising a majority of the independent directors.
The information required by this Item will be included in the Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2024 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2024 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

10.10+
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

10.13+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.14+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.15+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

Exhibit No.	Description
10.16
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.17
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.18	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.19	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.20
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.21
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.22+	Supplemental Executive Retirement Plan of Carla A. Leibold, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.23+	Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.24+
Letter Agreement, dated as of June 29, 2021, by and between Customers Bancorp, Inc. and Richard A. Ehst, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on June 30, 2021

10.25+	Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

10.26+	Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 20, 2022

10.27+
Change of Control Agreement, dated as of May 19, 2019 by and between Customers Bancorp, Inc. and Lyle Cunningham incorporated by reference to Exhibit 10.4 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2022

10.28+
Change of Control Agreement, dated as of May 31, 2022 by and between Customers Bancorp, Inc. and Jessie John D. Velasquez incorporated by reference to Exhibit 10.5 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2022

10.29+	Second Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 19, 2023

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy, filed herewith

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

+	Management Contract or compensatory plan or arrangement

Exhibit No.	Description

*	Certain identified information has been excluded from this Exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Customers Bancorp, Inc.

February 29, 2024	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 29, 2024
Jay S. Sidhu

/s/ Carla A. Leibold	Executive Vice President - Chief Financial Officer (principal financial officer)	February 29, 2024
Carla A. Leibold

/s/ Jessie John D. Velasquez	Executive Vice President - Chief Accounting Officer (principal accounting officer)	February 29, 2024
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	February 29, 2024
Andrea R. Allon

/s/ Bernard B. Banks	Director	February 29, 2024
Bernard B. Banks

/s/ Robert J. Buford	Director	February 29, 2024
Robert J. Buford

/s/ Raj Date	Director	February 29, 2024
Rajeev V. Date

/s/ Robert N. Mackay	Director	February 29, 2024
Robert N. Mackay

/s/ Daniel K. Rothermel	Director	February 29, 2024
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	February 29, 2024
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	February 29, 2024
Steven J. Zuckerman