Form 10-Q
period 2024-03-31
Customers Bancorp, Inc.
filed 2024-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On May 6, 2024, 31,652,021 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2024 and for the three month period ended March 31, 2024 and 2023 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	72

PART II

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	74

Item 6.	Exhibits	75

SIGNATURES		76

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current expected credit losses
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use

SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SOFR	Secured Overnight Financing Rate
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$51,974	$45,210
Interest earning deposits	3,649,146	3,801,136
Cash and cash equivalents	3,701,120	3,846,346
Investment securities, at fair value (includes allowance for credit losses of $5,069 and $3,952, respectively)	2,604,868	2,405,640
Investment securities held to maturity	1,032,037	1,103,170
Loans held for sale (includes $219,885 and $189,277, respectively, at fair value)	357,640	340,317
Loans and leases receivable	11,936,621	11,963,855
Loans receivable, mortgage finance, at fair value	962,610	897,912
Allowance for credit losses on loans and leases	(133,296)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,765,935	12,726,456
FHLB, Federal Reserve Bank, and other restricted stock	100,067	109,548
Accrued interest receivable	120,123	114,766
Bank premises and equipment, net	7,253	7,371
Bank-owned life insurance	293,400	292,193
Goodwill and other intangibles	3,629	3,629
Other assets	361,295	366,829
Total assets	$21,347,367	$21,316,265
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,688,880	$4,422,494
Interest bearing	13,272,503	13,497,742
Total deposits	17,961,383	17,920,236
FHLB advances	1,195,088	1,203,207
Other borrowings	123,905	123,840
Subordinated debt	182,300	182,230
Accrued interest payable and other liabilities	193,074	248,358
Total liabilities	19,655,750	19,677,871
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,540,367 and 35,459,342 shares issued as of March 31, 2024 and December 31, 2023; 31,521,931 and 31,440,906 shares outstanding as of March 31, 2024 and December 31, 2023	35,540	35,459
Additional paid in capital	567,490	564,538
Retained earnings	1,205,508	1,159,582
Accumulated other comprehensive income (loss), net	(132,305)	(136,569)
Treasury stock, at cost (4,018,436 shares as of March 31, 2024 and December 31, 2023)	(122,410)	(122,410)
Total shareholders’ equity	1,691,617	1,638,394
Total liabilities and shareholders’ equity	$21,347,367	$21,316,265
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans and leases	$217,999	$244,212
Investment securities	46,802	47,316
Interest earning deposits	52,817	10,395
Loans held for sale	12,048	11,701
Other	2,111	1,321
Total interest income	331,777	314,945
Interest expense:
Deposits	153,725	143,930
FHLB advances	13,485	10,370
FRB advances	—	6,286
Subordinated debt	2,689	2,689
Other borrowings	1,493	1,771
Total interest expense	171,392	165,046
Net interest income	160,385	149,899
Provision for credit losses	17,070	19,603
Net interest income after provision for credit losses	143,315	130,296
Non-interest income:
Commercial lease income	9,683	9,326
Loan fees	5,280	3,990
Bank-owned life insurance	3,261	2,647
Mortgage finance transactional fees	946	1,074
Gain (loss) on sale of loans	10	—
Net gain (loss) on sale of investment securities	(30)	—
Other	2,081	1,084
Total non-interest income	21,231	18,121
Non-interest expense:
Salaries and employee benefits	36,025	32,345
Technology, communication and bank operations	21,904	16,589
Commercial lease depreciation	7,970	7,875
Professional services	6,353	7,596
Loan servicing	4,031	4,661
Occupancy	2,347	2,760
FDIC assessments, non-income taxes and regulatory fees	13,469	2,728
Advertising and promotion	682	1,049
Other	6,388	4,530
Total non-interest expense	99,169	80,133
Income before income tax expense	65,377	68,284
Income tax expense	15,651	14,563
Net income	49,726	53,721
Preferred stock dividends	3,800	3,456
Net income available to common shareholders	$45,926	$50,265

Basic earnings per common share	$1.46	$1.58
Diluted earnings per common share	1.40	1.55
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$49,726	$53,721
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	4,480	8,270
Income tax effect	(1,138)	(2,101)
Reclassification adjustments for (gains) losses included in net income	30	—
Income tax effect	(8)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,206	872
Income tax effect	(306)	(221)
Net unrealized gains (losses) on available for sale debt securities	4,264	6,820
Other comprehensive income (loss), net of income tax effect	4,264	6,820
Comprehensive income (loss)	$53,990	$60,541
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
Net income	—	—	—	—	—	49,726	—	—	49,726
Other comprehensive income (loss)	—	—	—	—	—	—	4,264	—	4,264
Preferred stock dividends (1)	—	—	—	—	—	(3,800)	—	—	(3,800)
Share-based compensation expense	—	—	—	—	3,976	—	—	—	3,976
Issuance of common stock under share-based compensation arrangements	—	—	81,025	81	(1,024)	—	—	—	(943)
Balance, March 31, 2024	5,700,000	$137,794	31,521,931	$35,540	$567,490	$1,205,508	$(132,305)	$(122,410)	$1,691,617

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	53,721	—	—	53,721
Other comprehensive income (loss)	—	—	—	—	—	—	6,820	—	6,820
Preferred stock dividends (1)	—	—	—	—	—	(3,456)	—	—	(3,456)
Share-based compensation expense	—	—	—	—	2,980	—	—	—	2,980
Issuance of common stock under share-based compensation arrangements	—	—	245,936	246	(2,446)	—	—	—	(2,200)
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, March 31, 2023	5,700,000	$137,794	31,239,750	$35,258	$552,255	$974,399	$(156,276)	$(122,410)	$1,421,020
(1)Dividends per share of $0.681630 and $0.657743 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2024. Dividends per share of $0.619313 and $0.595688 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2023.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income from continuing operations	$49,726	$53,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	17,070	19,603
Depreciation and amortization	8,246	8,833
Share-based compensation expense	3,890	3,005
Deferred taxes	(276)	18,656
Net amortization (accretion) of investment securities premiums and discounts	(2,286)	(2,682)
Unrealized (gain) loss on investment securities	45	(62)
Net (gain) loss on sale of investment securities	30	—
Impairment loss on fixed assets and leases	—	109
Unrealized (gain) loss on derivatives	(661)	52
Settlement of terminated fair value hedge derivatives	—	4,630
(Gain) loss on sale of loans	(68)	—
Origination and purchases of loans held for sale	(340,536)	(185,919)
Proceeds from the sales and repayments of loans held for sale	322,413	106,146
Amortization (accretion) of loan net deferred fees, discounts and premiums	(7,367)	(23,039)
Earnings on investment in bank-owned life insurance	(3,261)	(2,647)
(Increase) decrease in accrued interest receivable and other assets	(10,576)	(932)
Increase (decrease) in accrued interest payable and other liabilities	(55,207)	18,064
Net Cash Provided By (Used In) Operating Activities	(18,818)	17,538
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	113,323	69,648
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	72,327	44,213
Proceeds from sales of investment securities available for sale	21,970	—
Purchases of investment securities available for sale	(328,905)	—
Purchases of investment securities held to maturity	—	(73,074)
Origination of mortgage finance loans	(4,936,887)	(4,702,988)
Proceeds from repayments of mortgage finance loans	4,880,422	4,794,683
Net (increase) decrease in loans and leases, excluding mortgage finance loans	16,634	736,616
Purchases of loans	(7,403)	(12,550)
Proceeds from bank-owned life insurance	176	727
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	9,481	(50,537)
Purchases of bank premises and equipment	(418)	(130)
Proceeds from sale of other real estate owned	33	—
Proceeds from sales of leased assets under lessor operating leases	94	113
Purchases of leased assets under lessor operating leases	(4,007)	(2,076)
Net Cash Provided By (Used In) Investing Activities	(163,160)	804,645

	(continued)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in deposits	41,501	(435,823)
Net increase (decrease) in short-term borrowed funds from FHLB	—	(300,000)
Proceeds from long-term borrowed funds from FHLB and FRB	—	2,565,000
Repayments of long-term borrowed funds from FHLB and FRB	—	(1,015,000)
Preferred stock dividends paid	(3,804)	(3,450)
Purchase of treasury stock	—	(39,806)
Payments of employee taxes withheld from share-based awards	(1,426)	(2,280)
Proceeds from issuance of common stock	481	55
Net Cash Provided By (Used In) Financing Activities	36,752	768,696
Net Increase (Decrease) in Cash and Cash Equivalents	(145,226)	1,590,879
Cash and Cash Equivalents – Beginning	3,846,346	455,806
Cash and Cash Equivalents – Ending	$3,701,120	$2,046,685
Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$—	$16,000
Transfer of loans held for sale to held for investment	858	—
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve businesses and residents in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Chicago, Illinois; Dallas, Texas; Wilmington, North Carolina; and nationally for certain loan and deposit products. The Bank has seven branches and provides commercial banking products, primarily loans and deposits. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices. The Bank also serves specialized businesses nationwide, including its mortgage finance loans, commercial equipment financing, SBA lending, specialized lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2023 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2023 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 (the “2023 Form 10-K”). The 2023 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three months ended March 31, 2024.
Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.

Accounting Standards Adopted in 2024

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

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2024	2023
Net income available to common shareholders	$45,926	$50,265

Weighted-average number of common shares outstanding – basic	31,473,424	31,819,203
Share-based compensation plans	1,381,110	525,814
Weighted-average number of common shares – diluted	32,854,534	32,345,017

Basic earnings per common share	$1.46	$1.58
Diluted earnings per common share	1.40	1.55
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2024	2023
Anti-dilutive securities:
Share-based compensation awards	1,680	850,725
NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023. Amounts in parentheses indicate reductions to AOCI.

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Balance at January 1	$(136,569)	$(163,096)
Unrealized gains (losses) arising during period, before tax	4,480	8,270
Income tax effect	(1,138)	(2,101)
Other comprehensive income (loss) before reclassifications	3,342	6,169
Reclassification adjustments for (gains) losses included in net income, before tax	30	—
Income tax effect	(8)	—
Amounts reclassified from accumulated other comprehensive income (loss) to net income	22	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,206	872
Income tax effect	(306)	(221)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	900	651
Net current-period other comprehensive income (loss)	4,264	6,820
Balance at March 31	$(132,305)	$(156,276)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$62,274	$(450)	$—	$(3,590)	$58,234
Agency-guaranteed residential mortgage-backed securities	86,227	—	299	(114)	86,412
Agency-guaranteed residential collateralized mortgage obligations	138,573	—	—	(13,615)	124,958
Agency-guaranteed commercial collateralized mortgage obligations	34,573	—	73	(872)	33,774
Collateralized loan obligations	593,236	—	55	(8,796)	584,495
Commercial mortgage-backed securities	114,445	—	—	(1,819)	112,626
Corporate notes	668,459	(4,619)	—	(53,370)	610,470
Private label collateralized mortgage obligations	1,017,587	—	628	(58,045)	960,170
Available for sale debt securities	$2,715,374	$(5,069)	$1,055	$(140,221)	2,571,139
Equity securities (2)					33,729
Total investment securities, at fair value					$2,604,868

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$97,359	$(483)	$15	$(4,262)	$92,629
Agency-guaranteed residential collateralized mortgage obligations	129,589	—	—	(12,681)	116,908
Collateralized loan obligations	500,109	—	1	(11,018)	489,092
Commercial mortgage-backed securities	125,885	—	—	(4,249)	121,636
Corporate notes	636,880	(3,469)	79	(50,456)	583,034
Private label collateralized mortgage obligations	1,034,841	—	1,201	(62,481)	973,561
Available for sale debt securities	$2,524,663	$(3,952)	$1,296	$(145,147)	2,376,860
Equity securities (2)					28,780
Total investment securities, at fair value					$2,405,640
(1)Accrued interest on AFS debt securities totaled $19.5 million and $14.7 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at March 31, 2024 and December 31, 2023. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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

Proceeds from the sale of AFS debt securities were $22.0 million for the three months ended March 31, 2024. There were no sales of AFS debt securities for the three months ended March 31, 2023. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Gross realized gains	$—	$—
Gross realized losses	(30)	—
Net realized gains (losses) on sale of available for sale debt securities	$(30)	$—
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$31,500	$26,852
Due after one year through five years	569,353	525,291
Due after five years through ten years	67,606	58,327
Asset-backed securities	62,274	58,234
Agency-guaranteed residential mortgage-backed securities	86,227	86,412
Agency-guaranteed residential collateralized mortgage obligations	138,573	124,958
Agency-guaranteed commercial collateralized mortgage obligations	34,573	33,774
Collateralized loan obligations	593,236	584,495
Commercial mortgage-backed securities	114,445	112,626
Private label collateralized mortgage obligations	1,017,587	960,170
Total available for sale debt securities	$2,715,374	$2,571,139
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$52,676	$(3,261)	$52,676	$(3,261)
Agency-guaranteed residential mortgage-backed securities	47,014	(114)	—	—	47,014	(114)
Agency-guaranteed residential collateralized mortgage obligations	12,283	(105)	112,675	(13,510)	124,958	(13,615)
Agency-guaranteed commercial collateralized mortgage obligations	26,582	(872)	—	—	26,582	(872)
Collateralized loan obligations	114,173	(779)	429,799	(8,017)	543,972	(8,796)
Commercial mortgage-backed securities	—	—	112,626	(1,819)	112,626	(1,819)
Corporate notes	30,829	(532)	410,323	(36,201)	441,152	(36,733)
Private label collateralized mortgage obligations	260,549	(8,133)	572,448	(49,912)	832,997	(58,045)
Total	$491,430	$(10,535)	$1,690,547	$(112,720)	$2,181,977	$(123,255)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$64,029	$(4,027)	$64,029	$(4,027)
Agency-guaranteed residential collateralized mortgage obligations	—	—	116,908	(12,681)	116,908	(12,681)
Collateralized loan obligations	29,241	(392)	438,551	(10,626)	467,792	(11,018)
Commercial mortgage-backed securities	—	—	121,636	(4,249)	121,636	(4,249)
Corporate notes	23,243	(1,147)	424,768	(33,764)	448,011	(34,911)
Private label collateralized mortgage obligations	303,750	(11,243)	613,007	(51,417)	916,757	(62,660)
Total	$356,234	$(12,782)	$1,778,899	$(116,764)	$2,135,133	$(129,546)
At March 31, 2024, there were 38 AFS debt securities with unrealized losses in the less-than-twelve-months category and 102 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for one asset-backed security and 19 corporate notes where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 140 securities, and it is not more likely than not that Customers will be required to sell any of the 140 securities before recovery of the amortized cost basis. At December 31, 2023, there were 119 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on one asset-backed security and 19 corporate notes where there was a change in future estimated cash flows during the three months ended March 31, 2024 and on four asset-backed securities and six corporate notes during the three months ended March 31, 2023. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended March 31,
	2024			2023
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$483	$3,469	$3,952	$578	$—	$578
Credit losses on securities for which credit losses were not previously recorded	—	502	502	—	1,383	1,383
Credit losses on previously impaired securities	—	648	648	273	—	273
Decrease in allowance for credit losses on previously impaired securities	(33)	—	(33)	(61)	—	(61)
Balance at March 31	$450	$4,619	$5,069	$790	$1,383	$2,173

At March 31, 2024 and December 31, 2023, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At March 31, 2024 and December 31, 2023, Customers Bank had pledged AFS investment securities aggregating $1.3 billion and $1.2 billion in fair value, respectively, as collateral for immediately available liquidity from the FRB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$509,690	$—	$509,690	$345	$(2,432)	$507,603
Agency-guaranteed residential mortgage-backed securities	7,001	—	7,001	—	(1,087)	5,914
Agency-guaranteed commercial mortgage-backed securities	1,830	—	1,830	—	(151)	1,679
Agency-guaranteed residential collateralized mortgage obligations	182,856	—	182,856	—	(20,723)	162,133
Agency-guaranteed commercial collateralized mortgage obligations	146,001	—	146,001	—	(21,535)	124,466
Private label collateralized mortgage obligations	184,659	—	184,659	—	(13,826)	170,833
Total held to maturity debt securities	$1,032,037	$—	$1,032,037	$345	$(59,754)	$972,628

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$575,990	$—	$575,990	$202	$(2,064)	$574,128
Agency-guaranteed residential mortgage-backed securities	7,039	—	7,039	—	(649)	6,390
Agency-guaranteed commercial mortgage-backed securities	1,850	—	1,850	—	(134)	1,716
Agency-guaranteed residential collateralized mortgage obligations	186,636	—	186,636	—	(19,049)	167,587
Agency-guaranteed commercial collateralized mortgage obligations	146,765	—	146,765	—	(23,178)	123,587
Private label collateralized mortgage obligations	184,890	—	184,890	—	(11,859)	173,031
Total held to maturity debt securities	$1,103,170	$—	$1,103,170	$202	$(56,933)	$1,046,439
(1)Accrued interest on HTM debt securities totaled $2.6 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	March 31, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$509,690	$507,603
Agency-guaranteed residential mortgage-backed securities	7,001	5,914
Agency-guaranteed commercial mortgage-backed securities	1,830	1,679
Agency-guaranteed residential collateralized mortgage obligations	182,856	162,133
Agency-guaranteed commercial collateralized mortgage obligations	146,001	124,466
Private label collateralized mortgage obligations	184,659	170,833
Total held to maturity debt securities	$1,032,037	$972,628
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at March 31, 2024 and December 31, 2023. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations are highly rated with sufficient overcollateralization, and therefore, are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at March 31, 2024 and December 31, 2023. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at March 31, 2024 and December 31, 2023. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	March 31, 2024
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$509,690	$509,690
Agency-guaranteed residential mortgage-backed securities	—	—	7,001	7,001
Agency-guaranteed commercial mortgage-backed securities	—	—	1,830	1,830
Agency-guaranteed residential collateralized mortgage obligations	—	—	182,856	182,856
Agency-guaranteed commercial collateralized mortgage obligations	—	—	146,001	146,001
Private label collateralized mortgage obligations	66,371	44,429	73,859	184,659
Total held to maturity debt securities	$66,371	$44,429	$921,237	$1,032,037
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At March 31, 2024 and December 31, 2023, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At March 31, 2024 and December 31, 2023, Customers Bank had pledged HTM investment securities aggregating $391.4 million and $398.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	March 31, 2024	December 31, 2023
Residential mortgage loans, at fair value	$870	$1,215
Personal installment loans, at lower of cost or fair value	137,755	151,040
Other installment loans, at fair value	219,015	188,062
Total loans held for sale	$357,640	$340,317
Total loans held for sale included NPLs of $0.6 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2024 and December 31, 2023.

(amounts in thousands)	March 31, 2024	December 31, 2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,104,405	$5,006,693
Other commercial and industrial (2)	1,222,053	1,279,147
Multifamily	2,123,675	2,138,622
Commercial real estate owner occupied	806,278	797,319
Commercial real estate non-owner occupied	1,182,084	1,177,650
Construction	185,601	166,393
Total commercial loans and leases receivable	10,624,096	10,565,824
Consumer:
Residential real estate	482,537	484,435
Manufactured housing	37,382	38,670
Installment:
Personal	492,892	555,533
Other	299,714	319,393
Total consumer loans receivable	1,312,525	1,398,031
Loans and leases receivable	11,936,621	11,963,855
Loans receivable, mortgage finance, at fair value	962,610	897,912
Allowance for credit losses on loans and leases	(133,296)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$12,765,935	$12,726,456
(1)Includes direct finance equipment leases of $212.1 million and $205.7 million at March 31, 2024 and December 31, 2023, respectively.
(2)Includes PPP loans of $52.0 million and $74.7 million at March 31, 2024 and December 31, 2023, respectively.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(20.4) million and $(22.7) million at March 31, 2024 and December 31, 2023, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value, and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees, unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $92.2 million and $95.0 million at March 31, 2024 and December 31, 2023, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2024 and December 31, 2023, there were $23.8 million and $15.8 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$5,910	$180	$2,624	$8,714	$6,265,787	$6,274,501
Multifamily	10,331	—	5,161	15,492	2,108,183	2,123,675
Commercial real estate owner occupied	3,135	—	8,883	12,018	794,260	806,278
Commercial real estate non-owner occupied	27,632	—	62	27,694	1,154,390	1,182,084
Construction	—	—	—	—	185,601	185,601
Residential real estate	11,289	786	4,300	16,375	466,162	482,537
Manufactured housing	629	401	2,775	3,805	33,577	37,382
Installment	7,824	4,960	6,958	19,742	772,864	792,606
Total	$66,750	$6,327	$30,763	$103,840	$11,780,824	$11,884,664

	December 31, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$1,516	$322	$4,153	$5,991	$6,205,114	$6,211,105
Multifamily	16,003	—	—	16,003	2,122,619	2,138,622
Commercial real estate owner occupied	449	3,814	5,827	10,090	787,229	797,319
Commercial real estate non-owner occupied	16,653	—	—	16,653	1,160,997	1,177,650
Construction	—	—	—	—	166,393	166,393
Residential real estate	10,504	2,255	3,764	16,523	467,912	484,435
Manufactured housing	1,152	343	2,869	4,364	34,306	38,670
Installment	9,255	7,866	7,211	24,332	850,594	874,926
Total	$55,532	$14,600	$23,824	$93,956	$11,795,164	$11,889,120
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.5 million as of March 31, 2024 and December 31, 2023 that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $52.0 million, of which $2.7 million were 30-59 days past due and $32.3 million were 60 days or more past due as of March 31, 2024, and PPP loans of $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $154.0 million and $157.2 million at March 31, 2024 and December 31, 2023, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	March 31, 2024			December 31, 2023
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$3,322	$286	$3,608	$3,365	$1,071	$4,436
Multifamily	5,161	—	5,161	—	—	—
Commercial real estate owner occupied	8,920	—	8,920	5,869	—	5,869
Commercial real estate non-owner occupied	62	—	62	—	—	—
Residential real estate	7,664	425	8,089	6,685	117	6,802
Manufactured housing	—	2,268	2,268	—	2,331	2,331
Installment	—	6,958	6,958	—	7,211	7,211
Total	$25,129	$9,937	$35,066	$15,919	$10,730	$26,649
Interest income recognized on nonaccrual loans was insignificant for the three months ended March 31, 2024 and 2023. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three months ended March 31, 2024 and 2023.
Loans receivable, mortgage finance, at fair value
Mortgage finance loans consist of commercial loans to mortgage companies. These mortgage finance lending transactions are subject to master repurchase agreements. As a result of the contractual provisions, for accounting purposes, control of the underlying mortgage loan has not transferred and the rewards and risks of the mortgage loans are not assumed by Customers. The mortgage finance loans are designated as loans held for investment and reported at fair value based on an election made to account for the loans at fair value. Pursuant to the agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded mortgage loans and receives proceeds directly from third party investors when the underlying mortgage loans are sold into the secondary market. The fair value of the mortgage finance loans is estimated as the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The interest rates on these loans are variable, and the lending transactions are short-term, with an average life under 30 days from purchase to sale. The primary goal of these lending transactions is to provide liquidity to mortgage companies.
At March 31, 2024 and December 31, 2023, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three months ended March 31, 2024 and 2023 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(5,396)	(473)	(22)	—	—	(19)	—	(16,917)	(22,827)
Recoveries	1,724	—	—	—	—	1	—	3,134	4,859
Provision (benefit) for credit losses on loans and leases	3,172	2,437	341	1,461	384	139	(79)	8,098	15,953
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Charge-offs	(160)	—	—	(4,239)	—	—	—	(16,715)	(21,114)
Recoveries	231	—	—	5	116	2	—	2,109	2,463
Provision (benefit) for credit losses on loans and leases	2,397	543	2,018	4,047	307	757	(91)	8,030	18,008
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281

(1)    Includes specialized lending.
(2)    PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.

At March 31, 2024, the ACL on loans and leases was $133.3 million, a decrease of $2.0 million from the December 31, 2023 balance of $135.3 million. The decrease in ACL for the three months ended March 31, 2024 was primarily attributable to a decrease in consumer installment loan balances held for investment.
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
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$1,980	$—	$—	$1,980	0.03%
Multifamily	—	10,688	—	—	10,688	0.50%
Residential real estate	—	57	—	—	57	0.01%
Personal installment	3,747	198	36	—	3,981	0.50%
Total	$3,747	$12,923	$36	$—	$16,706

	Three Months Ended March 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$172	$—	$—	$—	$172	0.00%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Manufactured housing	7	—	—	63	70	0.16%
Personal installment	4,833	131	114	—	5,078	0.60%
Total	$5,181	$131	$114	$63	$5,489

As of March 31, 2024, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three months ended March 31, 2024.
The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	0	3	$—	—%	4	0	$—
Multifamily	—	0	12	—	—	0	0	—
Commercial real estate owner occupied	—	0	0	—	—	4	0	—
Residential real estate	—	0	5	—	—	0	0	—
Manufactured housing	—	0	0	—	0.8	55	0	—
Personal installment	—	6	6	100	—	5	6	66

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended March 31, 2024 and the three months ended three months ended March 31, 2023.

	March 31, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$1,980	$—	$—	$15,348	$17,328
Multifamily	—	—	—	10,688	10,688
Residential real estate	57	—	—	46	103
Manufactured housing	—	92	31	620	743
Personal installment	943	626	546	12,131	14,246
Total	$2,980	$718	$577	$38,833	$43,108

	March 31, 2023 (1)
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$172	$—	$—	$172
Commercial real estate owner occupied	—	—	169	—	169
Manufactured housing	—	—	—	70	70
Personal installment	202	44	21	4,811	5,078
Total	$202	$216	$190	$4,881	$5,489
(1)    Customers adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023, therefore, the March 31, 2023 balances only include loans since ASU 2022-02 became effective.
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended March 31, 2024 that subsequently defaulted were not material. During the three months ended March 31, 2023, there were no borrowers experiencing financial difficulty that subsequently defaulted. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Credit Quality Indicators
The ACL represents management’s estimate of expected losses in Customers’ loans and leases receivable portfolio, excluding mortgage finance loans reported at fair value pursuant to a fair value option election and PPP loans receivable. Commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2023 Form 10-K describes Customers Bancorp’s risk rating grades.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. PPP loans of $52.0 million and $74.7 million at March 31, 2024 and December 31, 2023, respectively, are excluded in the tables below as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of March 31, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$453,522	$1,023,266	$2,018,082	$471,404	$142,178	$60,734	$1,594,160	$343,934	$6,107,280
Special mention	—	12,090	176	5,000	6,884	3,430	10,923	1,689	40,192
Substandard	—	699	18,575	34,687	27,274	39,866	5,855	73	127,029
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$453,522	$1,036,055	$2,036,833	$511,091	$176,336	$104,030	$1,610,938	$345,696	$6,274,501

Commercial and industrial loans and leases charge-offs:
Three Months Ended March 31, 2024 (1)	$145	$484	$344	$3,397	$692	$334	$—	$—	$5,396

Multifamily loans:
Pass	$—	$850	$1,239,644	$344,966	$128,439	$284,391	$—	$—	$1,998,290
Special mention	—	—	—	—	—	88,656	—	—	88,656
Substandard	—	—	—	—	—	36,729	—	—	36,729
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$—	$850	$1,239,644	$344,966	$128,439	$409,776	$—	$—	$2,123,675

Multifamily loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$473	$—	$—	$473

Commercial real estate owner occupied loans:
Pass	$66,614	$34,503	$226,892	$178,805	$66,229	$152,046	$—	$11,288	$736,377
Special mention	—	—	—	—	—	35,530	—	—	35,530
Substandard	—	2,944	—	15,385	—	16,042	—	—	34,371
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$66,614	$37,447	$226,892	$194,190	$66,229	$203,618	$—	$11,288	$806,278

Commercial real estate owner occupied loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$22	$—	$—	$22

Commercial real estate non-owner occupied loans:
Pass	$7,195	$16,791	$337,029	$103,661	$150,553	$456,456	$—	$—	$1,071,685
Special mention	—	—	5,380	—	20,570	415	—	—	26,365
Substandard	—	—	—	—	—	84,034	—	—	84,034
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$7,195	$16,791	$342,409	$103,661	$171,123	$540,905	$—	$—	$1,182,084

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Pass	$3,214	$14,234	$135,023	$25,541	$—	$3,967	$—	$—	$181,979
Special mention	—	3,622	—	—	—	—	—	—	3,622
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$3,214	$17,856	$135,023	$25,541	$—	$3,967	$—	$—	$185,601

Construction loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$530,545	$1,108,999	$3,980,801	$1,179,449	$542,127	$1,262,296	$1,610,938	$356,984	$10,572,139

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
Three Months Ended March 31, 2024	$145	$484	$344	$3,397	$692	$829	$—	$—	$5,891

Residential real estate loans:
Performing	$4,437	$22,540	$171,091	$129,844	$6,339	$85,373	$55,093	$—	$474,717
Non-performing	—	—	1,066	1,776	226	4,747	5	—	7,820
Total residential real estate loans	$4,437	$22,540	$172,157	$131,620	$6,565	$90,120	$55,098	$—	$482,537

Residential real estate loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$19	$—	$—	$19

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$35,185	$—	$—	$35,185
Non-performing	—	—	—	—	—	2,197	—	—	2,197
Total manufactured housing loans	$—	$—	$—	$—	$—	$37,382	$—	$—	$37,382

Manufactured housing loans charge-offs:
Three Months Ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$15,048	$227,664	$268,738	$132,929	$53,774	$36,543	$48,852	$7	$783,555
Non-performing	—	3,628	3,065	1,363	351	481	163	—	9,051
Total installment loans	$15,048	$231,292	$271,803	$134,292	$54,125	$37,024	$49,015	$7	$792,606

Installment loans charge-offs:
Three Months Ended March 31, 2024	$1,072	$1,053	$6,220	$5,237	$1,273	$2,062	$—	$—	$16,917

Total consumer loans	$19,485	$253,832	$443,960	$265,912	$60,690	$164,526	$104,113	$7	$1,312,525

Total consumer loans charge-offs:
Three Months Ended March 31, 2024	$1,072	$1,053	$6,220	$5,237	$1,273	$2,081	$—	$—	$16,936

Loans and leases receivable	$550,030	$1,362,831	$4,424,761	$1,445,361	$602,817	$1,426,822	$1,715,051	$356,991	$11,884,664

Loans and leases receivable charge-offs:
Three Months Ended March 31, 2024	$1,217	$1,537	$6,564	$8,634	$1,965	$2,910	$—	$—	$22,827

(1)    Charge-offs for the three months ended March 31, 2024 included $3.4 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2023
(amounts in thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
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

(1)    Excludes $6.2 million of charge-offs for certain PCD loans against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a venture banking loan portfolio (included within specialized lending) from the FDIC on June 15, 2023. These PCD loans were originated in years 2016 to 2022.
(2)    Charge-offs for the year ended December 31, 2023 included $10.7 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Purchases (1)
Other commercial and industrial	$7,403	$5,445
Commercial real estate owner occupied	—	2,867
Residential real estate	—	4,238
Total	$7,403	$12,550
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 100.0% and 101.9% of the loans’ unpaid principal balance for the three months ended March 31, 2024 and 2023, respectively.
Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $7.6 billion and $7.0 billion at March 31, 2024 and December 31, 2023, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between four months and nine years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2024	December 31, 2023
ASSETS
Operating lease ROU assets	Other assets	$16,741	$15,644
LIABILITIES
Operating lease liabilities	Other liabilities	$18,987	$18,048
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2024	2023
Operating lease cost (1)	Occupancy expenses	$1,185	$1,218
(1) There were no variable lease costs for the three months ended March 31, 2024 and 2023, and sublease income for operating leases was immaterial.

Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2024:

(amounts in thousands)	March 31, 2024
2024	$3,683
2025	4,218
2026	3,462
2027	2,966
2028	2,600
Thereafter	3,667
Total minimum payments	20,596
Less: interest	1,609
Present value of lease liabilities	$18,987
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.4 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	5.7 years	5.6 years

Weighted average discount rate
Operating leases	3.51%	3.28%
Equipment Lessor
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Lease terms typically range from 24 months to 120 months. The commercial equipment financing group offers the following products: Loans, Capital Lease, PUT, TRAC, Split-TRAC, and FMV. Direct finance equipment leases are included in commercial and industrial loans and leases receivable.
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
Leased assets under operating leases are reported at amortized cost net of accumulated depreciation, and any impairment charges and are presented in other assets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the leases up to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense, may change throughout the term of the lease. Operating lease rental income for leased assets is recognized in commercial lease income on a straight-line basis over the lease term. Customers periodically reviews its operating leased assets for impairment. An impairment loss is recognized if the carrying amount of the operating leased asset exceeds its fair value and is not recoverable. The carrying amount of operating leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2024 and December 31, 2023:

(amounts in thousands)	Classification	March 31, 2024	December 31, 2023
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$198,187	$190,559
Guaranteed residual assets	Loans and leases receivable	16,796	15,783
Unguaranteed residual assets	Loans and leases receivable	10,010	10,010
Deferred initial direct costs	Loans and leases receivable	1,231	1,213
Unearned income	Loans and leases receivable	(14,076)	(11,891)
Net investment in direct financing leases		$212,148	$205,674

Operating leases
Investment in operating leases	Other assets	$278,379	$282,208
Accumulated depreciation	Other assets	(78,739)	(77,672)
Deferred initial direct costs	Other assets	1,116	1,192
Net investment in operating leases		200,756	205,728
Total lease assets		$412,904	$411,402
Maturities of operating and direct financing lease receivables were as follows at March 31, 2024:

(amounts in thousands)	Operating leases	Direct financing leases
2024	$32,330	$38,847
2025	39,137	45,807
2026	44,812	38,092
2027	33,566	33,108
2028	53,255	23,609
Thereafter	25,654	19,850
Total minimum payments	$228,754	199,313
Less: interest		1,126
Present value of lease receivables		$198,187
NOTE 9 – DEPOSITS
The components of deposits at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
(amounts in thousands)
Demand, non-interest bearing	$4,688,880	$4,422,494
Demand, interest bearing	5,661,775	5,580,527
Savings, including money market deposit accounts	5,428,217	4,629,336
Time	2,182,511	3,287,879
Total deposits	$17,961,383	$17,920,236

The scheduled maturities for time deposits at March 31, 2024 were as follows:

(amounts in thousands)	March 31, 2024
2024	$1,300,535
2025	264,437
2026	361,940
2027	117,773
2028	137,768
Thereafter	58
Total time deposits	$2,182,511
Time deposits greater than the FDIC limit of $250,000 totaled $238.5 million and $186.3 million at March 31, 2024 and December 31, 2023, respectively.
Demand deposit overdrafts reclassified as loans were $1.6 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, the Bank had $1.1 billion in deposits, to which it had pledged $1.1 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement.
NOTE 10 - BORROWINGS
Short-term debt
There were no short-term debt outstanding at March 31, 2024 and December 31, 2023.

The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	March 31, 2024 (1)	December 31, 2023 (2)
FRB advances
Maximum outstanding at any month end	$—	$—
Average balance during the period	—	120,099
Weighted-average interest rate during the period	—%	5.23%
FHLB advances
Maximum outstanding at any month end	—	—
Average balance during the period	—	87,407
Weighted-average interest rate during the period	—%	5.16%
Federal funds purchased
Maximum outstanding at any month end	—	—
Average balance during the period	—	3,781
Weighted-average interest rate during the period	—%	4.97%
(1)    For the three months ended March 31, 2024.
(2)    For the year ended December 31, 2023.
At March 31, 2024 and December 31, 2023, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,195,088	3.91%	$1,203,207	3.91%
Total long-term FHLB and FRB advances	$1,195,088		$1,203,207
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at March 31, 2024.
(2)    Includes $(4.9) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2024 and December 31, 2023, respectively. Refer to NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
Maturities of long-term FHLB advances were as follows at March 31, 2024:

	March 31, 2024
(dollars in thousands)	Amount (1)	Rate
2024	$250,000	3.44%
2025	200,000	4.45%
2026	200,000	4.32%
2027	450,000	3.70%
2028	100,000	4.19%
Thereafter	—	—%
Total long-term FHLB advances	$1,200,000
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.

The maximum borrowing capacity with the FHLB and FRB at March 31, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	March 31, 2024	December 31, 2023
Total maximum borrowing capacity with the FHLB	$3,431,804	$3,474,347
Total maximum borrowing capacity with the FRB	4,082,885	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,339,657	8,575,137

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2024 and December 31, 2023 were as follows:

		March 31, 2024	December 31, 2023
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,963	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,942	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,905	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,811	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,489	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,300	$182,230
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
NOTE 11 — SHAREHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2024 and December 31, 2023, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers’ issuances of preferred stock that remain outstanding at March 31, 2024 and December 31, 2023 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month SOFR (2) Plus:	Dividend Paid Per Share in 2024 (1)
Fixed-to-floating rate:	Issue Date	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$0.68
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$0.66
Totals		5,700,000	5,700,000	$137,794	$137,794
(1)    For the three months ended March 31, 2024.
(2)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.

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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2024 and December 31, 2023, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,695,246	12.622%	$604,410	4.500%	N/A	N/A	$940,193	7.000%
Customers Bank	$1,898,686	14.155%	$603,597	4.500%	$871,863	6.500%	$938,929	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,833,039	13.648%	$805,880	6.000%	N/A	N/A	$1,141,663	8.500%
Customers Bank	$1,898,686	14.155%	$804,797	6.000%	$1,073,062	8.000%	$1,140,128	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,129,343	15.854%	$1,074,506	8.000%	N/A	N/A	$1,410,290	10.500%
Customers Bank	$2,122,179	15.822%	$1,073,062	8.000%	$1,341,328	10.000%	$1,408,394	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,833,039	8.512%	$861,350	4.000%	N/A	N/A	$861,350	4.000%
Customers Bank	$1,898,686	8.824%	$860,686	4.000%	$1,075,857	5.000%	$860,686	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
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
NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as explained below.

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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of March 31, 2024 and December 31, 2023:
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
Loans held for sale - Consumer other installment loans (fair value option):
The fair value of medical installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreement with a fintech company, and generally held for up to 90 days prior to sale. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Loans receivable - Mortgage finance loans (fair value option):
The fair value of mortgage finance loans is the amount of cash initially advanced to fund the mortgage, plus accrued interest and fees, as specified in the respective agreements. The loan is used by mortgage companies as short-term bridge financing between the funding of the mortgage loans and the finalization of the sale of the loans to an investor. Changes in fair value are not generally expected to be recognized because at inception of the transaction the underlying mortgage loans have already been sold to an approved investor. Additionally, the interest rate is variable, and the transaction is short-term, with an average life of under 30 days from purchase to sale. These assets are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral or DCF analysis. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans, DCF based upon the expected proceeds, sales agreements or letters of intent with third parties. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at March 31, 2024 and December 31, 2023 were as follows:

			Fair Value Measurements at March 31, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,701,120	$3,701,120	$3,701,120	$—	$—
Debt securities, available for sale	2,571,139	2,571,139	—	2,542,876	28,263
Debt securities, held to maturity	1,032,037	972,628	—	465,025	507,603
Loans held for sale	357,640	357,640	—	870	356,770
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,765,935	12,551,635	—	962,610	11,589,025
FHLB, Federal Reserve Bank, and other restricted stock	100,067	100,067	—	100,067	—
Derivatives	21,437	21,437	—	21,360	77
Liabilities:
Deposits	$17,961,383	$17,958,161	$15,778,872	$2,179,289	$—
FHLB advances	1,195,088	1,180,285	—	1,180,285	—
Other borrowings	123,905	105,761	—	105,761	—
Subordinated debt	182,300	163,417	—	163,417	—
Derivatives	31,958	31,958	—	31,958	—

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,846,346	$3,846,346	$3,846,346	$—	$—
Debt securities, available for sale	2,376,860	2,376,860	—	2,341,911	34,949
Debt securities, held to maturity	1,103,170	1,046,439	—	472,311	574,128
Loans held for sale	340,317	340,317	—	1,215	339,102
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,726,456	12,513,386	—	897,912	11,615,474
FHLB, Federal Reserve Bank, and other restricted stock	109,548	109,548	—	109,548	—
Derivatives	17,931	17,931	—	17,906	25
Liabilities:
Deposits	$17,920,236	$17,922,005	$14,632,357	$3,289,648	$—
FHLB advances	1,203,207	1,188,517	—	1,188,517	—
Other borrowings	123,840	103,674	—	103,674	—
Subordinated debt	182,230	164,233	—	164,233	—
Derivatives	27,110	27,110	—	27,110	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$29,971	$28,263	$58,234
Agency-guaranteed residential mortgage-backed securities	—	86,412	—	86,412
Agency-guaranteed residential collateralized mortgage obligations	—	124,958	—	124,958
Agency-guaranteed commercial collateralized mortgage obligations	—	33,774	—	33,774
Collateralized loan obligations	—	584,495	—	584,495
Commercial mortgage-backed securities	—	112,626	—	112,626
Corporate notes	—	610,470	—	610,470
Private label collateralized mortgage obligations	—	960,170	—	960,170
Derivatives	—	21,360	77	21,437
Loans held for sale – fair value option	—	870	219,015	219,885
Loans receivable, mortgage finance – fair value option	—	962,610	—	962,610
Total assets – recurring fair value measurements	$—	$3,527,716	$247,355	$3,775,071
Liabilities
Derivatives	$—	$31,958	$—	$31,958
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$7,747	$7,747
Total assets – nonrecurring fair value measurements	$—	$—	$7,747	$7,747

	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$57,680	$34,949	$92,629
Agency-guaranteed residential collateralized mortgage obligations	—	116,908	—	116,908
Collateralized loan obligations	—	489,092	—	489,092
Commercial mortgage-backed securities	—	121,636	—	121,636
Corporate notes	—	583,034	—	583,034
Private label collateralized mortgage obligations	—	973,561	—	973,561
Derivatives	—	17,906	25	17,931
Loans held for sale – fair value option	—	1,215	188,062	189,277
Loans receivable, mortgage finance – fair value option	—	897,912	—	897,912
Total assets – recurring fair value measurements	$—	$3,258,944	$223,036	$3,481,980
Liabilities
Derivatives	$—	$27,110	$—	$27,110
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,373	$2,373
Total assets – nonrecurring fair value measurements	$—	$—	$2,373	$2,373

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023 are summarized in the table below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended March 31,
	2024	2023
Balance at January 1	$34,949	$73,266
Principal payments and premium amortization	(7,114)	(11,216)
Increase in allowance for credit losses	—	(273)
Decrease in allowance for credit losses	33	61
Change in fair value recognized in OCI	395	1,538
Balance at March 31	$28,263	$63,376

The changes in other installment loans (Level 3 assets) measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three months ended March 31, 2024 and 2023 are summarized in the table below.

	Other Installment Loans
(amounts in thousands)	Three Months Ended March 31,
	2024	2023
Balance at January 1	$188,062	$—
Originations	235,431	—
Sales	(158,215)	—
Principal payments	(46,263)	—
Change in fair value recognized in earnings	—	—
Balance at March 31	$219,015	$—

There were no transfers between levels during the three months ended March 31, 2024 and 2023.

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2024 and December 31, 2023 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2024
Asset-backed securities	$28,263	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	10% - 13% (12%) 3% - 15% (6%) 10% - 30% (26%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2023
Asset-backed securities	$34,949	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	12% - 14% (13%) 3% - 13% (5%) 11% - 30% (26%)

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
At March 31, 2024, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances. During the year ended December 31, 2023, Customers entered into five interest rate derivatives with notional amounts totaling $1.0 billion, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. At December 31, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances.
As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
AFS debt securities	$22,500	$22,500	$764	$941
Deposits	300,000	300,000	1,079	1,432
FHLB advances	700,000	700,000	(4,912)	3,206

Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregated notional amount of $55.6 million related to this program. At December 31, 2023, Customers had 132 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $55.6 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$21,359	Other liabilities	$31,956

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$17,903	Other liabilities	$27,097
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2024 and 2023.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2024	2023
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$8,173	$(301)
Recognized on hedged AFS debt securities	Net interest income	(177)	301
Recognized on hedged FHLB advances	Net interest income	(7,996)	—
Total		$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$672	$(24)

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

Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2024, the fair value of derivatives in a net asset position related to these agreements was $19.8 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $20.9 million of cash as collateral at March 31, 2024. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
March 31, 2024
Interest rate derivative assets with institutional counterparties	$20,701	$(929)	$(19,772)	$—

Interest rate derivative liabilities with institutional counterparties	$929	$(929)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2023
Interest rate derivative assets with institutional counterparties	$17,439	$(500)	$(16,939)	$—

Interest rate derivative liabilities with institutional counterparties	$500	$(500)	$—	$—
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
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: a continuation of the recent turmoil in the banking industry, responsive measures taken by us and regulatory authorities to mitigate and manage related risks, regulatory actions taken that address related issues and the costs and obligations associated therewith, such as the FDIC special assessments, the impact of COVID-19 and its variants on the U.S. economy and customer behavior, the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the continued success and acceptance of our blockchain payments system, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2023, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three months ended March 31, 2024. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2023 Form 10-K.
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
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2023 Form 10-K, as well as several tables describing its ACL in “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.

Impact of Macroeconomic and Banking Industry Uncertainties and Military Conflicts
Inflation remains elevated in 2024. The Federal Reserve has raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent. The Federal Reserve has indicated that the interest rates will be lowered in 2024, however significant uncertainties exist as to the extent and timing of any future rate cuts.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in Israel. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rates. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the loan portfolio as of March 31, 2024. Customers has also shifted the mix of its available for sale debt securities portfolio towards variable rate, shorter duration debt securities. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had $5.2 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.7 billion as of March 31, 2024. The Bank’s estimated FDIC insured deposits represented approximately 71% of our deposits (inclusive of accrued interest) as of March 31, 2024. When including collateralized and affiliate deposits as FDIC insured, this number increased to 78% of our deposits as of March 31, 2024. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in Israel, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2024 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers’ significant accounting policies are described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers’ audited consolidated financial statements included in its 2023 Form 10-K. Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers’ assets.
The critical accounting policy that is both important to the portrayal of Customers’ financial condition and results of operations and requires complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers’ Audit Committee of the Board of Directors.
Allowance for Credit Losses
Customers’ ACL at March 31, 2024 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.

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
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgment of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modelled credit loss estimates, nature and volume of the loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, and model and data limitations. The qualitative allowance for economic forecast risk is further informed by multiple alternative scenarios, as deemed applicable, to arrive at a scenario or a composite of scenarios supporting the period-end ACL balance. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to changes, sometimes materially and rapidly. Customers recognizes that this approach may not be suitable in certain economic environments such that additional analysis may be performed at management’s discretion. Due in part to its subjectivity, the qualitative evaluation may be materially impacted during periods of economic uncertainty and late breaking events that could lead to a revision of reserves to reflect management’s best estimate of expected credit losses.
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
The net decrease in our estimated ACL as of March 31, 2024 as compared to our December 31, 2023 resulted primarily from lower consumer installment loan balances held for investment. The provision for credit losses on loans and leases was $16.0 million for the three months ended March 31, 2024, for an ending ACL balance of $136.6 million ($133.3 million for loans and leases and $3.3 million for unfunded lending-related commitments) as of March 31, 2024.
To determine the ACL as of March 31, 2024, Customers utilized Moody’s March 2024 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at March 2024 assumed a slightly higher near term GDP growth rate but with weaker forecast of certain macroeconomic variables compared to the fourth quarter 2023 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board has reached its terminal range of 5.25% to 5.5%, and lowering interest rates by 0.25 percentage point per quarter beginning in June 2024; the federal government avoiding a shutdown in 2024; recent issues around a regional bank and failures of several regional banks in the first half of 2023 are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the war in Israel not broadening to a regional conflict and disrupting global energy markets; the CPI rising 2.8% in 2024 and 2.3% in 2025; and the unemployment rate rising to 3.9% in 2024 and 4.1% in 2025. Customers continues to monitor the impact of the U.S. banking system weaknesses, military conflicts between Russia and Ukraine and in Israel, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
As of December 31, 2023, the ACL ending balance was $138.2 million ($135.3 million for loans and leases and $2.9 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2023, Customers utilized the Moody’s December 2023 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2023 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2022; the Federal Reserve Board not raising the effective fed funds rate further as it has reached its terminal range of 5.25% to 5.5%, and easing gradually beginning in mid-2024; the federal government avoiding a shutdown in the fourth quarter 2023 and remaining in continuous operation through 2024; recent U.S. bank failures are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or the U.S. economy; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the war in Israel not broadening to a regional conflict and disrupting global energy markets; the CPI rising 2.8% in 2024 and 2.4% in 2025; and the unemployment rate rising to 4.0% in 2024 and 4.1% in 2025.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the risk of an extended federal government shutdown increasing, causing consumer and business confidence to decline; concerns about bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; the Federal Reserve keeping the fed funds rate at the target range through the second quarter of 2024 but easing beginning in the third quarter 2024 as the economy weakens further; military conflict between Russia and Ukraine persisting longer than expected; worries grow that the military conflict in Israel leading to a wider military conflict; rising unemployment and the U.S. economy falling into recession in the second quarter of 2024. Under this scenario, as an example, the unemployment rate is estimated at 5.8% and 7.5% in 2024 and 2025, respectively. These numbers represent a 1.9% and 3.4% higher unemployment estimate than the Baseline scenario projection of 3.9% and 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $57 million at March 31, 2024. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, risks of rising inflation including a near-term recession, or worsening of the U.S. banking system could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation, worsening of the U.S. banking system and federal government shutdown have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.
Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Net interest income	$160,385	$149,899	$10,486	7.0%
Provision for credit losses	17,070	19,603	(2,533)	(12.9)%
Total non-interest income	21,231	18,121	3,110	17.2%
Total non-interest expense	99,169	80,133	19,036	23.8%
Income before income tax expense	65,377	68,284	(2,907)	(4.3)%
Income tax expense	15,651	14,563	1,088	7.5%
Net income	49,726	53,721	(3,995)	(7.4)%
Preferred stock dividends	3,800	3,456	344	10.0%
Net income available to common shareholders	$45,926	$50,265	$(4,339)	(8.6)%
Customers reported net income available to common shareholders of $45.9 million for the three months ended March 31, 2024, compared to net income available to common shareholders of $50.3 million for the three months ended March 31, 2023. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

Net interest income
Net interest income increased $10.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in average interest-earning assets and higher market interest rates on variable rate lower credit risk specialized lending verticals, interest-earning deposits and investments and lower average balances of borrowings, offset in part by higher funding costs on deposits from increased market interest rates. Average interest-earning assets increased by $357.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in interest-earning assets was driven by an increase in interest-earning deposits, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, mortgage finance loans due to lower mortgage activity from rising interest rates and consumer installment loans as Customers continued its de-risking strategy. NIM increased by 14 basis points to 3.10% for the three months ended March 31, 2024 from 2.96% for the three months ended March 31, 2023. The NIM increase was primarily attributable to higher interest income on variable rate loans in specialized lending, interest-earning deposits and investments in a higher interest rate environment. The NIM increase was partially offset by the shift in the mix of interest-bearing liabilities with higher market interest rates on deposits partially offset by lower average balances of borrowings, which drove a 75 basis point increase in the cost of interest-bearing liabilities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and reduced recognition of net deferred loan origination fees from PPP loans due to lower PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.55% and 3.45% for the three months ended March 31, 2024 and 2023, respectively.
Provision for credit losses
The $2.5 million decrease in the provision for credit losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflects lower consumer installment loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.12% of total loans and leases receivable at March 31, 2024, compared to 0.97% of total loans and leases receivable at March 31, 2023. Net charge-offs for the three months ended March 31, 2024 were $18.0 million, or 55 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.7 million, or 49 basis points on an annualized basis, for the three months ended March 31, 2023. The decrease in net charge-offs for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to lower charge-offs for consumer installment loans.
The provision for credit losses for the three months ended March 31, 2024 and 2023 also included a provision for credit losses of $1.1 million and $1.6 million on certain asset-backed securities and corporate notes, respectively, included in our investment securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
Non-interest income
The $3.1 million increase in non-interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from increases of $1.3 million in loan fees, $1.0 million in other non-interest income, $0.6 million in bank-owned life insurance income and $0.4 million in commercial lease income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Non-interest expense
The $19.0 million increase in non-interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from increases of $10.7 million in FDIC assessments, non-income taxes and regulatory fees, $5.3 million in technology, communication and bank operations, $3.7 million in salaries and employee benefits and $1.9 million in other non-interest expense. These increases were offset in part by a decrease of $1.2 million in professional services for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Included in the $10.7 million increase in FDIC assessments, non-income taxes and regulatory fees was $4.2 million in FDIC premiums related to periods prior to 2024 and $0.5 million related to an industry-wide FDIC special assessment associated with the bank failures of March 2023. Included in the $5.3 million increase in technology, communication and bank operations was $7.1 million of deposit servicing-related fees related to periods prior to 2024, partially offset by reductions in deposit servicing-related fees and other technology, communication and banking operations expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Income tax expense
Customers’ effective tax rate was 23.94% for the three months ended March 31, 2024 compared to 21.33% for the three months ended March 31, 2023. The increase in the effective tax rate primarily resulted from a decrease in estimated income tax credits for the year ending December 31, 2024.
Preferred stock dividends
Preferred stock dividends were $3.8 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2024 and 2023.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2024 and 2023. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2024			2023			2024 vs. 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,865,028	$52,817	5.50%	$914,149	$10,395	4.61%	$2,394	$40,028	$42,422
Investment securities (1)	3,771,097	46,802	4.99%	4,031,247	47,316	4.69%	2,765	(3,279)	(514)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	5,268,345	115,590	8.82%	5,694,168	103,688	7.38%	19,902	(8,000)	11,902
Other commercial and industrial loans (2)(3)	1,654,665	26,714	6.49%	2,594,440	49,121	7.68%	(6,713)	(15,694)	(22,407)
Mortgage finance loans	1,033,177	12,830	4.99%	1,262,139	17,412	5.59%	(1,703)	(2,879)	(4,582)
Multifamily loans	2,121,650	21,255	4.03%	2,206,600	20,470	3.76%	1,545	(760)	785
Non-owner occupied commercial real estate loans	1,348,468	20,179	6.02%	1,449,722	20,199	5.65%	1,367	(1,387)	(20)
Residential mortgages	522,528	5,708	4.39%	542,909	5,598	4.18%	305	(195)	110
Installment loans	1,179,721	27,771	9.47%	1,727,995	39,425	9.25%	946	(12,600)	(11,654)
Total loans and leases (4)	13,128,554	230,047	7.05%	15,477,973	255,913	6.70%	13,419	(39,285)	(25,866)
Other interest-earning assets	107,525	2,111	7.90%	91,308	1,321	5.87%	522	268	790
Total interest-earning assets	20,872,204	331,777	6.39%	20,514,677	314,945	6.21%	10,512	6,320	16,832
Non-interest-earning assets	463,025			538,243
Total assets	$21,335,229			$21,052,920
Liabilities
Interest checking accounts	$5,538,846	61,531	4.47%	$7,494,379	70,485	3.81%	11,210	(20,164)	(8,954)
Money market deposit accounts	3,233,103	36,811	4.58%	2,470,004	20,783	3.41%	8,434	7,594	16,028
Other savings accounts	1,753,118	21,399	4.91%	822,312	6,286	3.10%	5,143	9,970	15,113
Certificates of deposit	2,750,788	33,984	4.97%	4,504,333	46,376	4.18%	7,862	(20,254)	(12,392)
Total interest-bearing deposits (5)	13,275,855	153,725	4.66%	15,291,028	143,930	3.82%	30,060	(20,265)	9,795
Federal funds purchased	—	—	—%	15,333	188	4.97%	—	(188)	(188)
Borrowings	1,506,707	17,667	4.72%	1,788,116	20,928	4.75%	(125)	(3,136)	(3,261)
Total interest-bearing liabilities	14,782,562	171,392	4.66%	17,094,477	165,046	3.91%	30,085	(23,739)	6,346
Non-interest-bearing deposits (5)	4,620,986			2,299,295
Total deposits and borrowings	19,403,548		3.55%	19,393,772		3.45%
Other non-interest-bearing liabilities	264,677			247,575
Total liabilities	19,668,225			19,641,347
Shareholders’ equity	1,667,004			1,411,573
Total liabilities and shareholders’ equity	$21,335,229			$21,052,920
Net interest income		160,385			149,899		$(19,573)	$30,059	$10,486
Tax-equivalent adjustment		394			375
Net interest earnings		$160,779			$150,274
Interest spread			2.84%			2.76%
Net interest margin			3.09%			2.95%
Net interest margin tax equivalent (6)			3.10%			2.96%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes PPP loans.
(4)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(5)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.45% and 3.32% for the three months ended March 31, 2024 and 2023, respectively.
(6)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended March 31, 2024 and 2023, presented to approximate interest income as a taxable asset.

Net interest income increased $10.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in average interest-earning assets and higher market interest rates on variable rate lower credit risk specialized lending verticals, interest-earning deposits and investments and lower average balances of borrowings, offset in part by higher funding costs on deposits from increased market interest rates. Average interest-earning assets increased by $357.5 million, primarily related to an increase in interest-earning deposits, offset in part by decreases in PPP loans due to PPP loan forgiveness and guarantee payments from the SBA as the PPP program was substantially completed in early 2023, mortgage finance loans due to lower mortgage activity from higher interest rates and consumer installment loans as Customers continued its de-risking strategy. Total consumer installment loans decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as consumer installment loans held for investment decreased primarily for risk management purposes and the build out of our held for sale strategy in 2024 in which we accumulate loans with the intent to sell in the future.
The NIM increased by 14 basis points to 3.10% for the three months ended March 31, 2024 from 2.96% for the three months ended March 31, 2023 resulting primarily from a shift in the mix of interest-earning assets in a higher interest rate environment, offset in part by a shift in the mix of interest-bearing liabilities in a higher interest rate environment and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness and guarantee payments from the SBA, which accelerated the recognition of net deferred loan origination fees, as the PPP program was substantially completed in early 2023. The shift in the mix of interest-earning assets in a higher interest rate environment, mostly due to higher interest rates on variable rate loans in specialized lending, interest-earning deposits and investments drove an increase in the yield on interest-earning assets and contributed to the NIM increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The NIM increase was offset in part by a shift in the mix of interest-bearing liabilities with higher market interest rates on deposits partially offset by lower average balances of borrowings, which drove a 75 basis point increase in the cost of interest-bearing liabilities, and reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness and guarantee payments from the SBA for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.55% and 3.45% for the three months ended March 31, 2024 and 2023, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended March 31, 2024, which resulted primarily from increased uncertainty and slightly weaker macroeconomic forecasts, partially offset by lower consumer installment loan balances held for investment. Customers recorded a provision for credit losses of $16.0 million for loans and leases and $0.4 million for lending-related commitments, respectively, for the three months ended March 31, 2024. Customers recorded a provision for credit losses of $18.0 million for loans and leases, which resulted primarily from the recognition of weaker macroeconomic forecasts, and a provision for credit losses of $0.3 million for lending-related commitments, respectively, for the three months ended March 31, 2023. Net charge-offs for the three months ended March 31, 2024 were $18.0 million, or 55 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.7 million, or 49 basis points of average loans and leases on an annualized basis, for the three months ended March 31, 2023. The decrease in net charge-offs for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to lower charge-offs for consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended March 31, 2024 and 2023 also included a provision for credit losses of $1.1 million and $1.6 million on certain asset-backed securities and corporate notes, respectively, included in our investment securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Commercial lease income	$9,683	$9,326	$357	3.8%
Loan fees	5,280	3,990	1,290	32.3%
Bank-owned life insurance	3,261	2,647	614	23.2%
Mortgage finance transactional fees	946	1,074	(128)	(11.9)%
Gain (loss) on sale of loans	10	—	10	NM
Net gain (loss) on sale of investment securities	(30)	—	(30)	NM
Other	2,081	1,084	997	92.0%
Total non-interest income	$21,231	$18,121	$3,110	17.2%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $0.4 million increase in commercial lease income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $1.3 million increase in loan fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from increases in fees earned on unused lines of credit, servicing related revenue and other fees from commercial borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $0.6 million increase in bank-owned life insurance income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in death benefits paid by insurance carriers under the policies.
Other non-interest income
The $1.0 million increase in other non-interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in income from derivatives.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Salaries and employee benefits	$36,025	$32,345	$3,680	11.4%
Technology, communication and bank operations	21,904	16,589	5,315	32.0%
Commercial lease depreciation	7,970	7,875	95	1.2%
Professional services	6,353	7,596	(1,243)	(16.4)%
Loan servicing	4,031	4,661	(630)	(13.5)%
Occupancy	2,347	2,760	(413)	(15.0)%
FDIC assessments, non-income taxes and regulatory fees	13,469	2,728	10,741	393.7%
Advertising and promotion	682	1,049	(367)	(35.0)%
Other	6,388	4,530	1,858	41.0%
Total non-interest expense	$99,169	$80,133	$19,036	23.8%
Salaries and employee benefits
The $3.7 million increase in salaries and employee benefits for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in average full-time equivalent team members, annual merit increases, incentives and stock awards, partially offset by a decrease in severance.
Technology, communication and bank operations
The $5.3 million increase in technology, communication and bank operations expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in deposit servicing-related expenses resulting from higher servicing fees, which included $7.1 million for periods prior to 2024, and $2.6 million increase in fees for software as a service.
Customers incurred expenses of $10.7 million and $7.6 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the three months ended March 31, 2024 and 2023, respectively. The deposit servicing fees of $10.7 million incurred to BM Technologies for the three months ended March 31, 2024 included $7.1 million for periods prior to 2024.
Professional services
The $1.2 million decrease in professional services for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from decreases in legal fees related to loan transactions and consulting fees.
FDIC assessments, non-income taxes and regulatory fees
The $10.7 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in FDIC assessment rates, FDIC premiums of $4.2 million relating to periods prior to 2024 and an increase in the estimated FDIC special assessments of $0.5 million. In November 2023, FDIC issued a final rule to implement a special assessment of 3.36 basis points on the uninsured deposits in excess of $5 billion as of December 31, 2022 to recover the losses arising from the closures of Silicon Valley Bank and Signature Bank in early March 2023. Customers recorded an additional special assessment of $0.5 million based on the updated estimate of the losses from the FDIC for the three months ended March 31, 2024. The special assessment will be paid over eight quarterly periods beginning in the first quarter 2024. Customers had approximately $6.4 billion in uninsured deposits as of December 31, 2022. The total special assessment amount to be paid by Customers may vary based on collections ultimately received by the FDIC to recover its losses.
Other non-interest expense
The $1.9 million increase in other non-interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase in fees paid to a fintech company related to consumer installment loans originated and held for sale as a part of the Bank’s held for sale strategy.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Income before income tax expense	$65,377	$68,284	$(2,907)	(4.3)%
Income tax expense	15,651	14,563	1,088	7.5%
Effective tax rate	23.94%	21.33%
The $1.1 million increase in income tax expense for the three months ended March 31, 2024, when compared to the same period in the prior year, primarily resulted from a decrease in estimated income tax credits for the year ending December 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2024, when compared to the same period in the prior year, primarily resulted from a decrease in estimated income tax credits for the year ending December 31, 2024.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.8 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2024 and 2023.
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
Financial Condition
General
Customers’ total assets were $21.3 billion at March 31, 2024. This represented an increase of $31.1 million from total assets of $21.3 billion at December 31, 2023. The increase in total assets was primarily driven by increases of $199.2 million in investment securities, at fair value, $64.7 million in loans receivable, mortgage finance, at fair value and $17.3 million in loans held for sale, partially offset by decreases of $145.2 million in cash and cash equivalents, $71.1 million in investment securities held to maturity and $27.2 million in loans and leases receivable.
Total liabilities were $19.7 billion at March 31, 2024. This represented a decrease of $22.1 million from $19.7 billion at December 31, 2023. The decrease in total liabilities primarily resulted from a decrease of $55.3 million in accrued interest payable and other liabilities, partially offset by an increase of $41.1 million in total deposits.

The following table sets forth certain key condensed balance sheet data as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023	Change	% Change
Cash and cash equivalents	$3,701,120	$3,846,346	$(145,226)	(3.8)%
Investment securities, at fair value	2,604,868	2,405,640	199,228	8.3%
Investment securities held to maturity	1,032,037	1,103,170	(71,133)	(6.4)%
Loans held for sale	357,640	340,317	17,323	5.1%
Loans and leases receivable	11,936,621	11,963,855	(27,234)	(0.2)%
Loans receivable, mortgage finance, at fair value	962,610	897,912	64,698	7.2%
Allowance for credit losses on loans and leases	(133,296)	(135,311)	2,015	(1.5)%
Bank-owned life insurance	293,400	292,193	1,207	0.4%
Other assets	361,295	366,829	(5,534)	(1.5)%
Total assets	21,347,367	21,316,265	31,102	0.1%
Total deposits	17,961,383	17,920,236	41,147	0.2%
FHLB advances	1,195,088	1,203,207	(8,119)	(0.7)%
Other borrowings	123,905	123,840	65	0.1%
Subordinated debt	182,300	182,230	70	0.0%
Accrued interest payable and other liabilities	193,074	248,358	(55,284)	(22.3)%
Total liabilities	19,655,750	19,677,871	(22,121)	(0.1)%
Total shareholders’ equity	1,691,617	1,638,394	53,223	3.2%
Total liabilities and shareholders’ equity	$21,347,367	$21,316,265	$31,102	0.1%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $52.0 million and $45.2 million at March 31, 2024 and December 31, 2023, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.6 billion and $3.8 billion at March 31, 2024 and December 31, 2023, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment and risk management decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits from December 31, 2023 primarily resulted from deploying excess cash into loans and investment securities.
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
At March 31, 2024, investment securities at fair value totaled $2.6 billion compared to $2.4 billion at December 31, 2023. The increase primarily resulted from purchases of $328.9 million in asset-backed securities, agency mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations and corporate notes and an increase in the fair value of AFS debt securities, or a decrease in unrealized losses of $4.5 million primarily due to changes in market interest rates and credit spreads, partially offset by the maturities, calls and principal repayments totaling $113.3 million and the sales of $22.0 million of asset-backed securities for the three months ended March 31, 2024.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $1.1 million on certain asset-backed securities and corporate notes included in our investment securities at fair value for the three months ended March 31, 2024. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	March 31, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	2.09%	2.09%
Agency-guaranteed residential mortgage-backed securities	—	—	—	5.50	5.50
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	2.74	2.74
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	5.50	5.50
Collateralized loan obligations	—	—	—	7.06	7.06
Commercial mortgage-backed securities	—	—	—	6.60	6.60
Corporate notes	10.34	6.59	4.79	—	6.58
Private label collateralized mortgage obligations	—	—	—	3.81	3.81
Weighted-average yield	10.34%	6.59%	4.79%	3.68%	5.30%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At March 31, 2024, investment securities held to maturity totaled $1.0 billion compared to $1.1 billion at December 31, 2023. The decrease in investment securities held to maturity primarily resulted from the maturities, calls and principal repayments totaling $72.3 million for the three months ended March 31, 2024.
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

	March 31, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.85%	5.85%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.89	1.89
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.17	2.17
Private label collateralized mortgage obligations	—	—	—	4.81	4.81
Weighted-average yield	—%	—%	—%	4.41%	4.41%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the HTM portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages.

Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. For financial reporting purposes, these securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; Chicago, Illinois; Dallas, Texas; Wilmington, North Carolina; and nationally for certain loan and deposit products. The portfolio of specialized lending loans and leases and mortgage finance loans is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialized lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide. Customers is transitioning its consumer installment lending strategy from a held for investment to a held for sale business to reduce its exposure to credit risk.
Commercial Lending
Customers’ commercial lending is broadly divided into the following groups: small and middle market business banking, specialized banking, multifamily and commercial real estate lending, mortgage finance, and SBA lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
As of March 31, 2024, Customers had $11.6 billion in commercial loans outstanding, totaling approximately 87.4% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage finance, at fair value, compared to commercial loans outstanding of $11.5 billion, comprising approximately 86.8% of its total loan and lease portfolio at December 31, 2023.
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
Customers’ specialized banking includes equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of March 31, 2024 and December 31, 2023, mortgage finance loans totaled $962.6 million and $897.9 million, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.

Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of March 31, 2024 and December 31, 2023, Customers had $563.1 million and $547.0 million, respectively, of equipment finance loans outstanding. As of March 31, 2024 and December 31, 2023, Customers had $212.1 million and $205.7 million, respectively, of equipment finance leases outstanding. As of March 31, 2024 and December 31, 2023, Customers had $200.8 million and $205.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $78.7 million and $77.7 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of March 31, 2024, Customers had multifamily loans of $2.1 billion outstanding, comprising approximately 16.0% of the total loan and lease portfolio, compared to $2.1 billion, or approximately 16.2% of the total loan and lease portfolio, at December 31, 2023.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. Customers has continued to build out its held for sale strategy in 2024 in which we accumulate loans with the intent to sell in the future while reducing consumer installment loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of March 31, 2024, Customers had $1.7 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 12.6% of the total loan and lease portfolio, compared to $1.7 billion, or 13.2% of the total loan and lease portfolio, as of December 31, 2023.
Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Purchases (1)
Other commercial and industrial	$7,403	$5,445
Commercial real estate owner occupied	—	2,867
Residential real estate	—	4,238
Total	$7,403	$12,550
(1)Amounts reported represent the unpaid principal balance at time of purchase. The purchase price was 100.0% and 101.9% of the loans’ unpaid principal balance for the three months ended March 31, 2024 and 2023, respectively.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	March 31, 2024	December 31, 2023
Residential mortgage loans, at fair value	$870	$1,215
Personal installment loans, at lower of cost or fair value	137,755	151,040
Other installment loans, at fair value	219,015	188,062
Total loans held for sale	$357,640	$340,317
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2024	December 31, 2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,104,405	$5,006,693
Other commercial and industrial (2)	1,222,053	1,279,147
Multifamily	2,123,675	2,138,622
Commercial real estate owner occupied	806,278	797,319
Commercial real estate non-owner occupied	1,182,084	1,177,650
Construction	185,601	166,393
Total commercial loans and leases receivable	10,624,096	10,565,824
Consumer:
Residential real estate	482,537	484,435
Manufactured housing	37,382	38,670
Installment:
Personal	492,892	555,533
Other	299,714	319,393
Total consumer loans receivable	1,312,525	1,398,031
Loans and leases receivable	11,936,621	11,963,855
Loans receivable, mortgage finance, at fair value	962,610	897,912
Allowance for credit losses on loans and leases	(133,296)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$12,765,935	$12,726,456
(1)Includes direct finance equipment leases of $212.1 million and $205.7 million at March 31, 2024 and December 31, 2023, respectively.
(2)Includes PPP loans of $52.0 million and $74.7 million at March 31, 2024 and December 31, 2023, respectively.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(20.4) million and $(22.7) million at March 31, 2024 and December 31, 2023, respectively.
Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2024, all of Customers’ mortgage finance loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $962.6 million and $897.9 million at March 31, 2024 and December 31, 2023, respectively.
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

The provision for credit losses on loans and leases was $16.0 million and $18.0 million for the three months ended March 31, 2024 and 2023, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value) was $133.3 million, or 1.12% of loans and leases receivable at March 31, 2024, and $135.3 million or 1.13% of loans and leases receivable at December 31, 2023.
The decrease in the ACL resulted primarily from a decrease in consumer installment loan balances held for investment. Net charge-offs were $18.0 million for the three months ended March 31, 2024, a decrease of $0.7 million compared to the same period in 2023. The decrease in net charge-offs was primarily due to lower charge-offs for consumer installment loans. Installment charge-offs were attributable to unsecured consumer installment loans originated or purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (3)	(5,396)	(473)	(22)	—	—	(19)	—	(16,917)	(22,827)
Recoveries (3)	1,724	—	—	—	—	1	—	3,134	4,859
Provision (benefit) for credit losses on loans and leases	3,172	2,437	341	1,461	384	139	(79)	8,098	15,953
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2024	(0.24)%	(0.09)%	(0.01)%	—%	—%	(0.01)%	—%	(6.67)%	(0.61)%

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Charge-offs (3)	(160)	—	—	(4,239)	—	—	—	(16,715)	(21,114)
Recoveries (3)	231	—	—	5	116	2	—	2,109	2,463
Provision (benefit) for credit losses on loans and leases	2,397	543	2,018	4,047	307	757	(91)	8,030	18,008
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2023	0.00%	—%	—%	(1.34)%	0.27%	0.00%	—%	(4.35)%	(0.55)%
(1)Includes specialized lending.
(2)PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.
(3)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.

The ACL is based on a quarterly evaluation of the loan and lease portfolio held for investment and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and mortgage finance loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2023 Form 10-K for further discussion on management’s methodology for estimating the ACL.
Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”) primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the total loan and lease portfolio as of March 31, 2024.
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

Asset Quality at March 31, 2024

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$6,326,458	$6,317,640	$5,209	$1	$3,608	$—	$3,608	0.06%	0.06%
Multifamily	2,123,675	2,108,183	10,331	—	5,161	—	5,161	0.24%	0.24%
Commercial real estate owner occupied	806,278	794,257	3,101	—	8,920	—	8,920	1.11%	1.11%
Commercial real estate non-owner occupied	1,182,084	1,154,390	27,632	—	62	—	62	0.01%	0.01%
Construction	185,601	185,601	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	10,624,096	10,560,071	46,273	1	17,751	—	17,751	0.17%	0.17%
Residential	482,537	463,738	10,710	—	8,089	35	8,124	1.68%	1.68%
Manufactured housing	37,382	33,577	1,030	507	2,268	64	2,332	6.07%	6.23%
Installment	792,606	772,864	12,784	—	6,958	—	6,958	0.88%	0.88%
Total consumer loans receivable	1,312,525	1,270,179	24,524	507	17,315	99	17,414	1.32%	1.33%
Loans and leases receivable	11,936,621	11,830,250	70,797	508	35,066	99	35,165	0.29%	0.29%
Loans receivable, mortgage finance, at fair value	962,610	962,610	—	—	—	—	—	—%	—%
Total loans held for sale	357,640	354,043	3,009	—	588	—	588	0.16%	0.16%
Total portfolio	$13,256,871	$13,146,903	$73,806	$508	$35,654	$99	$35,753	0.27%	0.27%

Asset Quality at March 31, 2024 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$6,326,458	$3,608	$23,003	0.36%	637.56%
Multifamily	2,123,675	5,161	18,307	0.86%	354.72%
Commercial real estate owner occupied	806,278	8,920	10,201	1.27%	114.36%
Commercial real estate non-owner occupied	1,182,084	62	18,320	1.55%	29548.39%
Construction	185,601	—	1,866	1.01%	—%
Total commercial loans and leases receivable	10,624,096	17,751	71,697	0.67%	403.90%
Residential	482,537	8,089	6,707	1.39%	82.92%
Manufactured housing	37,382	2,268	4,160	11.13%	183.42%
Installment	792,606	6,958	50,732	6.40%	729.12%
Total consumer loans receivable	1,312,525	17,315	61,599	4.69%	355.76%
Loans and leases receivable	11,936,621	35,066	133,296	1.12%	380.13%
Loans receivable, mortgage finance, at fair value	962,610	—	—	—%	—%
Total loans held for sale	357,640	588	—	—%	—%
Total portfolio	$13,256,871	$35,654	$133,296	1.01%	373.86%
(1)    Includes PPP loans of $52.0 million within commercial and industrial, including specialized lending, and classified as current. PPP loans of $2.7 million were 30-59 days past due and $32.3 million were 60 days or more past due as of March 31, 2024. PPP loans were $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

The total loan and lease portfolio was $13.3 billion at March 31, 2024 compared to $13.2 billion at December 31, 2023, and $35.7 million, or 0.27% of loans and leases, were non-performing at March 31, 2024 compared to $27.1 million, or 0.21% of loans and leases, at December 31, 2023. The total loan and lease portfolio was supported by an ACL of $133.3 million (373.86% of NPLs and 1.01% of total loans and leases) and $135.3 million (499.12% of NPLs and 1.02% of total loans and leases), at March 31, 2024 and December 31, 2023, respectively.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, our white label relationship, deposit brokers, listing services and other relationships.
In April 2024, Customers onboarded 10 experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. The new teams are expected to enhance its presence in New York City, where it has successfully operated for over seven years; reinforce its dedication to Los Angeles; add representation in Orange County, California; and bring client coverage to the communities of Reno and Las Vegas, Nevada. All newly onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are expected to enhance the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
Customers Bank also provides TassatPayTM instant blockchain-based digital payments platform via CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of March 31, 2024 and December 31, 2023, Customers Bank held $2.9 billion and $2.8 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of March 31, 2024, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $1.1 billion and $826.9 million at March 31, 2024 and December 31, 2023, respectively.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023	Change	% Change
Demand, non-interest bearing	$4,688,880	$4,422,494	$266,386	6.0%
Demand, interest bearing	5,661,775	5,580,527	81,248	1.5%
Savings, including MMDA	5,428,217	4,629,336	798,881	17.3%
Non-time deposits	15,778,872	14,632,357	1,146,515	7.8%
Time deposits	2,182,511	3,287,879	(1,105,368)	(33.6)%
Total deposits	$17,961,383	$17,920,236	$41,147	0.2%
Total deposits were $18.0 billion at March 31, 2024, an increase of $41.1 million, or 0.2%, from $17.9 billion at December 31, 2023. The increase in total deposits was primarily due to increases in savings, including MMDA of $798.9 million, or 17.3%, to $5.4 billion at March 31, 2024, from $4.6 billion at December 31, 2023, non-interest bearing demand deposits of $266.4 million, or 6.0%, to $4.7 billion at March 31, 2024 from $4.4 billion at December 31, 2023 and interest bearing demand deposits of $81.2 million, or 1.5%, to $5.7 billion at March 31, 2024, from $5.6 billion at December 31, 2023. These increases were partially offset by a decrease in time deposits of $1.1 billion, or 33.6%, to $2.2 billion at March 31, 2024, from $3.3 billion at December 31, 2023.
The total amount of estimated uninsured deposits totaled $5.2 billion and $5.4 billion at March 31, 2024 and December 31, 2023, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $238.5 million and $186.3 million at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, the Bank had $1.1 billion in deposits, to which it had pledged $1.1 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.

Short-term debt
There were no short-term debt outstanding at March 31, 2024 and December 31, 2023.

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,195,088	3.91%	$1,203,207	3.91%
Total long-term FHLB and FRB advances	$1,195,088		$1,203,207
(1)    Amounts reported in the above table include a fixed rate long-term advance from FHLB of $250.0 million with a maturity of June 2024 and a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, and fixed rate long-term advances of $950.0 million with maturities ranging from March 2025 to March 2028, at March 31, 2024.
(2)    Includes $(4.9) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2024 and December 31, 2023, respectively. Refer to “NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Total maximum borrowing capacity with the FHLB	$3,431,804	$3,474,347
Total maximum borrowing capacity with the FRB	4,082,885	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,339,657	8,575,137
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2024 and December 31, 2023 were as follows:

		March 31, 2024	December 31, 2023
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,963	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,942	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,905	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,811	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,489	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,300	$182,230
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

SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,540	35,459	81	0.2%
Additional paid in capital	567,490	564,538	2,952	0.5%
Retained earnings	1,205,508	1,159,582	45,926	4.0%
Accumulated other comprehensive income (loss), net	(132,305)	(136,569)	4,264	(3.1)%
Treasury stock	(122,410)	(122,410)	—	—%
Total shareholders' equity	$1,691,617	$1,638,394	$53,223	3.2%
Shareholders’ equity increased $53.2 million, or 3.2%, to $1.7 billion at March 31, 2024 when compared to shareholders’ equity of $1.6 billion at December 31, 2023. The increase primarily resulted from increases of $45.9 million in retained earnings and $4.3 million in accumulated other comprehensive income (loss), net.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2024.
The increase in retained earnings resulted from net income of $49.7 million, partially offset by preferred stock dividends of $3.8 million for the three months ended March 31, 2024.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $4.5 million in unrealized losses on AFS debt securities due to changes in interest rates and credit spreads and income tax effect of $1.1 million during the three months ended March 31, 2024.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.4 million during the three months ended March 31, 2024 resulting in an ACL of $3.3 million as of March 31, 2024. Customers had an ACL on unfunded lending-related commitments of $2.9 million as of December 31, 2023.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of March 31, 2024. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS” and “NOTE 10 – BORROWINGS” to Customers’ unaudited consolidated financial statements for additional information.

At March 31, 2024, Customers had $3.7 billion of cash on hand and $3.6 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $8.9 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 171% of uninsured deposits and approximately 224% of uninsured deposits less collateralized and affiliate deposits at March 31, 2024. Our loan to deposit ratio was 74% at March 31, 2024. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of March 31, 2024, Customers’ borrowing capacity with the FHLB was $3.4 billion, of which $1.2 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize deposits. As of December 31, 2023, Customers’ borrowing capacity with the FHLB was $3.5 billion, of which $1.2 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize deposits. As of March 31, 2024 and December 31, 2023, Customers’ borrowing capacity with the FRB was $4.1 billion and $3.4 billion, respectively. None of this capacity was utilized as of March 31, 2024 and December 31, 2023.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of March 31, 2024 and December 31, 2023, Customers Bank held $2.9 billion and $2.8 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of March 31, 2024, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $1.1 billion and $826.9 million at March 31, 2024 and December 31, 2023, respectively.
The table below summarizes Customers’ cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$(18,818)	$17,538	$(36,356)	(207.3)%
Net cash provided by (used in) investing activities	(163,160)	804,645	(967,805)	(120.3)%
Net cash provided by (used in) financing activities	36,752	768,696	(731,944)	(95.2)%
Net increase (decrease) in cash and cash equivalents	$(145,226)	$1,590,879	$(1,736,105)	(109.1)%
Cash flows provided by (used in) operating activities
Cash used in operating activities of $18.8 million for the three months ended March 31, 2024 resulted from originations and purchases of loans held for sale of $340.5 million, a decrease in accrued interest payable and other liabilities of $55.2 million and an increase in accrued interest receivable and other assets of $10.6 million, partially offset by proceeds from the sales and repayments of loans held for sale of $322.4 million, net income of $49.7 million and net non-cash operating adjustments of $15.4 million.
Cash provided by operating activities of $17.5 million for the three months ended March 31, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $106.1 million, net income of $53.7 million, net non-cash operating adjustments of $26.5 million and an increase in accrued interest payable and other liabilities of $18.1 million, partially offset by originations and purchases of loans held for sale of $185.9 million and an increase in accrued interest receivable and other assets of $0.9 million.

Cash flows provided by (used in) investing activities
Cash used in investing activities of $163.2 million for the three months ended March 31, 2024 primarily resulted from purchases of investment securities available for sale of $328.9 million, proceeds from net repayments of mortgage finance loans of $56.5 million, purchases of loans of $7.4 million and purchases of leased assets under lessor operating leases of $4.0 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $113.3 million and held to maturity of $72.3 million, proceeds from sales of investment securities available for sale of $22.0 million, a net increase in loans and leases, excluding mortgage finance loans of $16.6 million and net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $9.5 million.
Cash provided by investing activities of $804.6 million for the three months ended March 31, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage finance loans of $736.6 million primarily from PPP loan forgiveness and guarantee payments by the SBA, proceeds from net repayments of mortgage finance loans of $91.7 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $69.6 million and held to maturity of $44.2 million, partially offset by purchases of investment securities held to maturity of $73.1 million, net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $50.5 million and purchases of loans of $12.6 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $36.8 million for the three months ended March 31, 2024 primarily resulted from a net increase in deposits of $41.5 million.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2024 and December 31, 2023, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,695,246	12.622%	$604,410	4.500%	N/A	N/A	$940,193	7.000%
Customers Bank	$1,898,686	14.155%	$603,597	4.500%	$871,863	6.500%	$938,929	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,833,039	13.648%	$805,880	6.000%	N/A	N/A	$1,141,663	8.500%
Customers Bank	$1,898,686	14.155%	$804,797	6.000%	$1,073,062	8.000%	$1,140,128	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,129,343	15.854%	$1,074,506	8.000%	N/A	N/A	$1,410,290	10.500%
Customers Bank	$2,122,179	15.822%	$1,073,062	8.000%	$1,341,328	10.000%	$1,408,394	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,833,039	8.512%	$861,350	4.000%	N/A	N/A	$861,350	4.000%
Customers Bank	$1,898,686	8.824%	$860,686	4.000%	$1,075,857	5.000%	$860,686	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of March 31, 2024, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2025 and December 31, 2024, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at March 31, 2024 and December 31, 2023.
Customers has also estimated changes to that projected twelve-month net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2024 and December 31, 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2024 and December 31, 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending March 31, 2025 and December 31, 2024, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	March 31, 2024	December 31, 2023
Up 3%	10.9%	9.9%
Up 2%	7.6%	6.6%
Up 1%	4.0%	3.6%
Down 1%	(4.2)%	(3.5)%
Down 2%	(8.9)%	(7.2)%
Down 3%	(13.9)%	(11.2)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at March 31, 2024 and December 31, 2023, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2024 and December 31, 2023, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at March 31, 2024 and December 31, 2023, resulting from shocks to interest rates.

	From Base
Rate Shocks	March 31, 2024	December 31, 2023
Up 3%	(0.1)%	(6.2)%
Up 2%	2.6%	(3.0)%
Up 1%	2.6%	0.3%
Down 1%	(6.4)%	(5.4)%
Down 2%	(15.5)%	(13.2)%
Down 3%	(27.5)%	(23.1)%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2024.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2024, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2023 Form 10-K. There are no material changes from the risk factors included within the 2023 Form 10-K, except as further discussed below. The risks described within the 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. Subsequent to adoption, a number of businesses and business groups filed petitions seeking a judicial review of the final rule, asserting that the SEC does not have the authority to promulgate it. On April 4, 2024, the SEC exercised its discretion to stay the final rule pending completion of the judicial review of certain petitions consolidated in the U.S. Court of Appeals for the Eighth Circuit. The SEC’s final rule regarding the disclosure of certain climate-related information may result in the implementation of significant operational changes and new reporting obligations, each of which may require Customers to incur compliance costs. We will continue to monitor the outcome of this judicial review.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the first quarter of 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Form of Split Dollar Life Insurance Agreement

10.2	Agreement and Mutual General Release, dated April 25, 2024, by and between Customers Bancorp, Inc. and Carla A. Leibold

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2024, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 9, 2024	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2024	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer (Principal Financial Officer)