Form 10-Q
period 2024-06-30
Customers Bancorp, Inc.
filed 2024-08-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 6, 2024, 31,697,638 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	82

Item 4.	Controls and Procedures	83

PART II

Item 1.	Legal Proceedings	84

Item 1A.	Risk Factors	84

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3.	Defaults Upon Senior Securities	85

Item 4.	Mine Safety Disclosures	85

Item 5.	Other Information	85

Item 6.	Exhibits	86

SIGNATURES		87

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CBITTM	Customers Bank Instant Token
CECL	Current expected credit losses
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
Higher One	Higher One Holdings, Inc.
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PUT	Purchase Upon Termination

Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$45,045	$45,210
Interest earning deposits	3,003,542	3,801,136
Cash and cash equivalents	3,048,587	3,846,346
Investment securities, at fair value (includes allowance for credit losses of $5,339 and $3,952, respectively)	2,511,650	2,405,640
Investment securities held to maturity	962,799	1,103,170
Loans held for sale (includes $250,126 and $189,277, respectively, at fair value)	375,724	340,317
Loans and leases receivable	12,254,204	11,963,855
Loans receivable, mortgage finance, at fair value	1,002,711	897,912
Allowance for credit losses on loans and leases	(132,436)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,124,479	12,726,456
FHLB, Federal Reserve Bank, and other restricted stock	92,276	109,548
Accrued interest receivable	112,788	114,766
Bank premises and equipment, net	7,019	7,371
Bank-owned life insurance	293,108	292,193
Goodwill and other intangibles	3,629	3,629
Other assets	410,916	366,829
Total assets	$20,942,975	$21,316,265
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$4,474,862	$4,422,494
Interest bearing	13,203,231	13,497,742
Total deposits	17,678,093	17,920,236
FHLB advances	1,018,349	1,203,207
Other borrowings	123,970	123,840
Subordinated debt	182,370	182,230
Accrued interest payable and other liabilities	193,328	248,358
Total liabilities	19,196,110	19,677,871
Commitments and contingencies (NOTE 15)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,686,091 and 35,459,342 shares issued as of June 30, 2024 and December 31, 2023; 31,667,655 and 31,440,906 shares outstanding as of June 30, 2024 and December 31, 2023	35,686	35,459
Additional paid in capital	567,345	564,538
Retained earnings	1,259,808	1,159,582
Accumulated other comprehensive income (loss), net	(131,358)	(136,569)
Treasury stock, at cost (4,018,436 shares as of June 30, 2024 and December 31, 2023)	(122,410)	(122,410)
Total shareholders’ equity	1,746,865	1,638,394
Total liabilities and shareholders’ equity	$20,942,975	$21,316,265
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans and leases	$224,265	$241,745	$442,264	$485,957
Investment securities	47,586	48,026	94,388	95,342
Interest earning deposits	45,506	27,624	98,323	38,019
Loans held for sale	13,671	11,149	25,719	22,850
Other	3,010	1,616	5,121	2,937
Total interest income	334,038	330,160	665,815	645,105
Interest expense:
Deposits	148,784	136,375	302,509	280,305
FHLB advances	13,437	24,285	26,922	34,655
FRB advances	—	—	—	6,286
Subordinated debt	2,734	2,689	5,423	5,378
Other borrowings	1,430	1,540	2,923	3,311
Total interest expense	166,385	164,889	337,777	329,935
Net interest income	167,653	165,271	328,038	315,170
Provision for credit losses	18,121	23,629	35,191	43,232
Net interest income after provision for credit losses	149,532	141,642	292,847	271,938
Non-interest income:
Commercial lease income	10,282	8,917	19,965	18,243
Loan fees	5,233	4,271	10,513	8,261
Bank-owned life insurance	2,007	4,997	5,268	7,644
Mortgage finance transactional fees	1,058	1,376	2,004	2,450
Net gain (loss) on sale of loans	(238)	(761)	(228)	(761)
Loss on sale of capital call lines of credit	—	(5,037)	—	(5,037)
Net gain (loss) on sale of investment securities	(719)	—	(749)	—
Unrealized gain on equity method investments	11,041	—	11,041	—
Other	2,373	2,234	4,454	3,318
Total non-interest income	31,037	15,997	52,268	34,118
Non-interest expense:
Salaries and employee benefits	44,947	33,120	80,972	65,465
Technology, communication and bank operations	16,227	16,407	38,131	32,996
Commercial lease depreciation	7,829	7,328	15,799	15,203
Professional services	6,104	9,192	12,457	16,788
Loan servicing	3,516	4,777	7,547	9,438
Occupancy	3,120	2,519	5,467	5,279
FDIC assessments, non-income taxes and regulatory fees	10,236	9,780	23,705	12,508
Advertising and promotion	1,254	546	1,936	1,595
Other	10,219	5,628	16,607	10,158
Total non-interest expense	103,452	89,297	202,621	169,430
Income before income tax expense	77,117	68,342	142,494	136,626
Income tax expense	19,032	20,768	34,683	35,331
Net income	58,085	47,574	107,811	101,295
Preferred stock dividends	3,785	3,567	7,585	7,023
Net income available to common shareholders	$54,300	$44,007	$100,226	$94,272

Basic earnings per common share	$1.72	$1.41	$3.18	$2.99
Diluted earnings per common share	1.66	1.39	3.06	2.95
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$58,085	$47,574	$107,811	$101,295
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(851)	(17,401)	3,629	(9,131)
Income tax effect	219	4,420	(919)	2,319
Reclassification adjustments for (gains) losses included in net income	719	—	749	—
Income tax effect	(185)	—	(193)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,406	1,449	2,612	2,321
Income tax effect	(361)	(368)	(667)	(589)
Net unrealized gains (losses) on available for sale debt securities	947	(11,900)	5,211	(5,080)
Other comprehensive income (loss), net of income tax effect	947	(11,900)	5,211	(5,080)
Comprehensive income (loss)	$59,032	$35,674	$113,022	$96,215
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31,2024	5,700,000	$137,794	31,521,931	$35,540	$567,490	$1,205,508	$(132,305)	$(122,410)	$1,691,617
Net income	—	—	—	—	—	58,085	—	—	58,085
Other comprehensive income (loss)	—	—	—	—	—	—	947	—	947
Preferred stock dividends (1)	—	—	—	—	—	(3,785)	—	—	(3,785)
Share-based compensation expense	—	—	—	—	3,270	—	—	—	3,270
Issuance of common stock under share-based compensation arrangements	—	—	145,724	146	(3,415)	—	—	—	(3,269)
Balance, June 30, 2024	5,700,000	$137,794	31,667,655	$35,686	$567,345	$1,259,808	$(131,358)	$(122,410)	$1,746,865

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31,2023	5,700,000	$137,794	31,239,750	$35,258	$552,255	$974,399	$(156,276)	$(122,410)	$1,421,020
Net income	—	—	—	—	—	47,574	—	—	47,574
Other comprehensive income (loss)	—	—	—	—	—	—	(11,900)	—	(11,900)
Preferred stock dividends (1)	—	—	—	—	—	(3,567)	—	—	(3,567)
Share-based compensation expense	—	—	—	—	3,488	—	—	—	3,488
Issuance of common stock under share-based compensation arrangements	—	—	42,568	43	(6)	—	—	—	37
Balance, June 30, 2023	5,700,000	$137,794	31,282,318	$35,301	$555,737	$1,018,406	$(168,176)	$(122,410)	$1,456,652
(1)Dividends per share of $0.700488 and $0.675813 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2024. Dividends per share of $0.639291 and $0.615141 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2023.

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
Net income	—	—	—	—	—	107,811	—	—	107,811
Other comprehensive income (loss)	—	—	—	—	—	—	5,211	—	5,211
Preferred stock dividends (1)	—	—	—	—	—	(7,585)	—	—	(7,585)
Share-based compensation expense	—	—	—	—	7,246	—	—	—	7,246
Issuance of common stock under share-based compensation arrangements	—	—	226,749	227	(4,439)	—	—	—	(4,212)
Balance, June 30, 2024	5,700,000	$137,794	31,667,655	$35,686	$567,345	$1,259,808	$(131,358)	$(122,410)	$1,746,865

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	101,295	—	—	101,295
Other comprehensive income (loss)	—	—	—	—	—	—	(5,080)	—	(5,080)
Preferred stock dividends (1)	—	—	—	—	—	(7,023)	—	—	(7,023)
Share-based compensation expense	—	—	—	—	6,468	—	—	—	6,468
Issuance of common stock under share-based compensation arrangements	—	—	288,504	289	(2,452)	—	—	—	(2,163)
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, June 30, 2023	5,700,000	$137,794	31,282,318	$35,301	$555,737	$1,018,406	$(168,176)	$(122,410)	$1,456,652
(1)Dividends per share of $1.382118 and $1.333556 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2024. Dividends per share of $1.258604 and $1.210829 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2023.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income from continuing operations	$107,811	$101,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	35,191	43,232
Depreciation and amortization	14,709	16,569
Share-based compensation expense	7,071	6,518
Deferred taxes	(529)	2,766
Net amortization (accretion) of investment securities premiums and discounts	(4,689)	(5,778)
Unrealized (gain) loss on investment securities	69	—
Net (gain) loss on sale of investment securities	749	—
Unrealized gain on equity method investments	(11,041)	—
Impairment loss on fixed assets and leases	—	124
Unrealized (gain) loss on derivatives	(720)	(139)
Settlement of terminated fair value hedge derivatives	—	4,630
(Gain) loss on sale of leased assets under lessor operating leases	(1,660)	202
Net (gain) loss on sale of loans	86	625
Loss on sale of capital call lines of credit	—	5,037
Origination and purchases of loans held for sale	(694,847)	(309,590)
Proceeds from the sales and repayments of loans held for sale	655,749	313,685
Amortization (accretion) of loan net deferred fees, discounts and premiums	(16,809)	(32,174)
Earnings on investment in bank-owned life insurance	(5,268)	(7,644)
(Increase) decrease in accrued interest receivable and other assets	(43,888)	(70,818)
Increase (decrease) in accrued interest payable and other liabilities	(54,727)	38,465
Net Cash Provided By (Used In) Operating Activities	(12,743)	107,005
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	259,666	156,297
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	142,791	94,286
Proceeds from sales of investment securities available for sale	240,688	—
Purchases of investment securities available for sale	(599,311)	—
Purchases of investment securities held to maturity	—	(73,074)
Purchases of equity method investments	(5,000)	—
Origination of mortgage finance loans	(10,386,402)	(10,104,913)
Proceeds from repayments of mortgage finance loans	10,278,131	10,452,136
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(276,242)	1,290,224
Proceeds from sales of loans and leases	23,708	397,107
Purchases of loans	(50,644)	(600,674)
Proceeds from bank-owned life insurance	2,563	55,227
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	18,267	(52,044)
Purchases of bank premises and equipment	(736)	(154)
Proceeds from sale of other real estate owned	79	—
Proceeds from sales of leased assets under lessor operating leases	13,724	569
Purchases of leased assets under lessor operating leases	(19,601)	(14,881)
Net Cash Provided By (Used In) Investing Activities	(358,319)	1,600,106

	(continued)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(239,772)	(208,662)
Net increase (decrease) in short-term borrowed funds from FHLB	—	(300,000)
Proceeds from long-term borrowed funds from FHLB and FRB	75,000	2,565,000
Repayments of long-term borrowed funds from FHLB and FRB	(250,000)	(1,015,000)
Preferred stock dividends paid	(7,713)	(7,012)
Purchase of treasury stock	—	(39,806)
Payments of employee taxes withheld from share-based awards	(4,989)	(2,373)
Proceeds from issuance of common stock	777	160
Net Cash Provided By (Used In) Financing Activities	(426,697)	992,307
Net Increase (Decrease) in Cash and Cash Equivalents	(797,759)	2,699,418
Cash and Cash Equivalents – Beginning	3,846,346	455,806
Cash and Cash Equivalents – Ending	$3,048,587	$3,155,224
Non-cash Investing and Financing Activities:
Purchases of investment securities held to maturity upon sale of consumer installment loans	$—	$436,841
Transfer of loans held for investment to held for sale	24,804	256,465
Transfer of loans held for sale to held for investment	3,194	14,377
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2023 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2023 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 (the “2023 Form 10-K”). The 2023 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three and six months ended June 30, 2024.
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
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2024	2023	2024	2023
Net income available to common shareholders	$54,300	$44,007	$100,226	$94,272

Weighted-average number of common shares outstanding – basic	31,649,715	31,254,125	31,561,569	31,535,103
Share-based compensation plans	1,049,434	337,017	1,215,273	430,894
Weighted-average number of common shares – diluted	32,699,149	31,591,142	32,776,842	31,965,997

Basic earnings per common share	$1.72	$1.41	$3.18	$2.99
Diluted earnings per common share	1.66	1.39	3.06	2.95
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive securities:
Share-based compensation awards	87,531	1,718,281	1,680	1,410,180

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2024 and 2023. Amounts in parentheses indicate reductions to AOCI.

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended June 30,
(amounts in thousands)	2024	2023
Balance at April 1	$(132,305)	$(156,276)
Unrealized gains (losses) arising during period, before tax	(851)	(17,401)
Income tax effect	219	4,420
Other comprehensive income (loss) before reclassifications	(632)	(12,981)
Reclassification adjustments for (gains) losses included in net income, before tax	719	—
Income tax effect	(185)	—
Amounts reclassified from accumulated other comprehensive income (loss) to net income	534	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,406	1,449
Income tax effect	(361)	(368)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,045	1,081
Net current-period other comprehensive income (loss)	947	(11,900)
Balance at June 30	$(131,358)	$(168,176)

	Unrealized Gains (Losses) Available for Sale Securities (1)
	Six Months Ended June 30,
(amounts in thousands)	2024	2023
Balance at January 1	$(136,569)	$(163,096)
Unrealized gains (losses) arising during period, before tax	3,629	(9,131)
Income tax effect	(919)	2,319
Other comprehensive income (loss) before reclassifications	2,710	(6,812)
Reclassification adjustments for (gains) losses included in net income, before tax	749	—
Income tax effect	(193)	—
Amounts reclassified from accumulated other comprehensive income (loss) to net income	556	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,612	2,321
Income tax effect	(667)	(589)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,945	1,732
Net current-period other comprehensive income (loss)	5,211	(5,080)
Balance at June 30	$(131,358)	$(168,176)
(1)    Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$50,517	$(367)	$—	$(3,038)	$47,112
Agency-guaranteed residential mortgage-backed securities	198,732	—	943	(188)	199,487
Agency-guaranteed residential collateralized mortgage obligations	181,750	—	19	(12,257)	169,512
Agency-guaranteed commercial collateralized mortgage obligations	83,180	—	133	(1,495)	81,818
Collateralized loan obligations	412,452	—	—	(6,419)	406,033
Commercial mortgage-backed securities	100,610	—	—	(1,588)	99,022
Corporate notes	655,759	(4,972)	131	(63,173)	587,745
Private label collateralized mortgage obligations	939,526	—	491	(52,988)	887,029
Available for sale debt securities	$2,622,526	$(5,339)	$1,717	$(141,146)	2,477,758
Equity securities (2)					33,892
Total investment securities, at fair value					$2,511,650

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$97,359	$(483)	$15	$(4,262)	$92,629
Agency-guaranteed residential collateralized mortgage obligations	129,589	—	—	(12,681)	116,908
Collateralized loan obligations	500,109	—	1	(11,018)	489,092
Commercial mortgage-backed securities	125,885	—	—	(4,249)	121,636
Corporate notes	636,880	(3,469)	79	(50,456)	583,034
Private label collateralized mortgage obligations	1,034,841	—	1,201	(62,481)	973,561
Available for sale debt securities	$2,524,663	$(3,952)	$1,296	$(145,147)	2,376,860
Equity securities (2)					28,780
Total investment securities, at fair value					$2,405,640
(1)Accrued interest on AFS debt securities totaled $18.5 million and $14.7 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at June 30, 2024 and December 31, 2023. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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

Proceeds from the sale of AFS debt securities were $218.7 million and $240.7 million for the three and six months ended June 30, 2024. There were no sales of AFS debt securities for the three and six months ended June 30, 2023. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Gross realized gains	$176	$—	$176	$—
Gross realized losses	(895)	—	(925)	—
Net realized gains (losses) on sale of available for sale debt securities	$(719)	$—	$(749)	$—
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$35,523	$26,273
Due after one year through five years	532,571	482,410
Due after five years through ten years	87,665	79,062
Asset-backed securities	50,517	47,112
Agency-guaranteed residential mortgage-backed securities	198,732	199,487
Agency-guaranteed residential collateralized mortgage obligations	181,750	169,512
Agency-guaranteed commercial collateralized mortgage obligations	83,180	81,818
Collateralized loan obligations	412,452	406,033
Commercial mortgage-backed securities	100,610	99,022
Private label collateralized mortgage obligations	939,526	887,029
Total available for sale debt securities	$2,622,526	$2,477,758
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$42,665	$(2,771)	$42,665	$(2,771)
Agency-guaranteed residential mortgage-backed securities	58,493	(188)	—	—	58,493	(188)
Agency-guaranteed residential collateralized mortgage obligations	—	—	109,465	(12,257)	109,465	(12,257)
Agency-guaranteed commercial collateralized mortgage obligations	64,227	(1,495)	—	—	64,227	(1,495)
Collateralized loan obligations	57,745	(454)	278,681	(5,965)	336,426	(6,419)
Commercial mortgage-backed securities	—	—	99,022	(1,588)	99,022	(1,588)
Corporate notes	65,085	(1,610)	311,986	(33,972)	377,071	(35,582)
Private label collateralized mortgage obligations	233,432	(6,794)	572,488	(46,204)	805,920	(52,998)
Total	$478,982	$(10,541)	$1,414,307	$(102,757)	$1,893,289	$(113,298)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$64,029	$(4,027)	$64,029	$(4,027)
Agency-guaranteed residential collateralized mortgage obligations	—	—	116,908	(12,681)	116,908	(12,681)
Collateralized loan obligations	29,241	(392)	438,551	(10,626)	467,792	(11,018)
Commercial mortgage-backed securities	—	—	121,636	(4,249)	121,636	(4,249)
Corporate notes	23,243	(1,147)	424,768	(33,764)	448,011	(34,911)
Private label collateralized mortgage obligations	303,750	(11,243)	613,007	(51,417)	916,757	(62,660)
Total	$356,234	$(12,782)	$1,778,899	$(116,764)	$2,135,133	$(129,546)
At June 30, 2024, there were 28 AFS debt securities with unrealized losses in the less-than-twelve-months category and 93 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for one asset-backed security and 20 corporate notes where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 121 securities, and it is not more likely than not that Customers will be required to sell any of the 121 securities before recovery of the amortized cost basis. At December 31, 2023, there were 119 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on one asset-backed security and 20 corporate notes where there was a change in future estimated cash flows during the three and six months ended June 30, 2024 and on four asset-backed securities and nine corporate notes during the three and six months ended June 30, 2023. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended June 30,
	2024			2023
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at April 1	$450	$4,619	$5,069	$790	$1,383	$2,173
Credit losses on securities for which credit losses were not previously recorded	—	466	466	—	233	233
Credit losses on previously impaired securities	—	242	242	773	260	1,033
Decrease in allowance for credit losses on previously impaired securities	(83)	(355)	(438)	—	—	—
Balance at June 30	$367	$4,972	$5,339	$1,563	$1,876	$3,439

	Six Months Ended June 30,
	2024			2023
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$483	$3,469	$3,952	$578	$—	$578
Credit losses on securities for which credit losses were not previously recorded	—	631	631	—	1,876	1,876
Credit losses on previously impaired securities	—	1,057	1,057	1,046	—	1,046
Decrease in allowance for credit losses on previously impaired securities	(116)	(185)	(301)	(61)	—	(61)
Balance at June 30	$367	$4,972	$5,339	$1,563	$1,876	$3,439
At June 30, 2024 and December 31, 2023, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At June 30, 2024 and December 31, 2023, Customers Bank had pledged AFS investment securities aggregating $1.3 billion and $1.2 billion in fair value, respectively, as collateral for immediately available liquidity from the FRB. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$446,070	$—	$446,070	$1,148	$(1,515)	$445,703
Agency-guaranteed residential mortgage-backed securities	6,960	—	6,960	—	(849)	6,111
Agency-guaranteed commercial mortgage-backed securities	1,810	—	1,810	—	(317)	1,493
Agency-guaranteed residential collateralized mortgage obligations	178,761	—	178,761	—	(18,037)	160,724
Agency-guaranteed commercial collateralized mortgage obligations	145,173	—	145,173	—	(21,899)	123,274
Private label collateralized mortgage obligations	184,025	—	184,025	—	(13,255)	170,770
Total held to maturity debt securities	$962,799	$—	$962,799	$1,148	$(55,872)	$908,075

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$575,990	$—	$575,990	$202	$(2,064)	$574,128
Agency-guaranteed residential mortgage-backed securities	7,039	—	7,039	—	(649)	6,390
Agency-guaranteed commercial mortgage-backed securities	1,850	—	1,850	—	(134)	1,716
Agency-guaranteed residential collateralized mortgage obligations	186,636	—	186,636	—	(19,049)	167,587
Agency-guaranteed commercial collateralized mortgage obligations	146,765	—	146,765	—	(23,178)	123,587
Private label collateralized mortgage obligations	184,890	—	184,890	—	(11,859)	173,031
Total held to maturity debt securities	$1,103,170	$—	$1,103,170	$202	$(56,933)	$1,046,439
(1)Accrued interest on HTM debt securities totaled $2.2 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
During the three and six months ended June 30, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in net gain (loss) on sale of loans within non-interest income in the consolidated statement of income. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the tables above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to one of the VIEs, and receives a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of June 30, 2024 and December 31, 2023, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers’ interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
After concluding that Customers has one or more variable interests in the VIEs, Customers must determine if it is the primary beneficiary of the VIEs. U.S. GAAP defines the primary beneficiary as the entity that has both an economic exposure to the VIE as well as the power to direct the activities that are determined to be most significant to the economic performance of the VIE. In order to make this determination, Customers needed to first establish which activities are the most significant to the economic performance of the VIEs. Based on a review of the VIEs’ activities, Customers concluded the servicing activities, specifically those performed for significantly delinquent loans contribute most significantly to the performance of the loans and thus the VIEs. The conclusion is based upon review of the historical performance of the types of consumer installment loans sold to the VIEs, as well as consideration of which activities performed by the owner or servicer of the loans contribute most significantly to the ultimate performance of the loans. The loan servicing agreement between Customers and the VIE for a portion of the sold consumer loans provide that the VIE has substantive kick out rights to replace Customers as the servicer with or without cause. Accordingly, as a holder of the asset-backed securities and the servicer of the loans, Customers does not have the power to direct the servicing of significantly delinquent loans given the VIEs’ substantive kick-out rights. Customers is not the servicer for the sold consumer loans to one of the VIEs and therefore does not have the power to direct the activities that most significantly impact the economic performance of this VIE. As the activities which most significantly affect the performance of the VIEs are not controlled by Customers, Customers has concluded that it is therefore not the primary beneficiary and does not consolidate the VIEs. Customers accounted for its investments in the asset-backed securities as HTM debt securities on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	June 30, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$446,070	$445,703
Agency-guaranteed residential mortgage-backed securities	6,960	6,111
Agency-guaranteed commercial mortgage-backed securities	1,810	1,493
Agency-guaranteed residential collateralized mortgage obligations	178,761	160,724
Agency-guaranteed commercial collateralized mortgage obligations	145,173	123,274
Private label collateralized mortgage obligations	184,025	170,770
Total held to maturity debt securities	$962,799	$908,075
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at June 30, 2024 and December 31, 2023. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at June 30, 2024 and December 31, 2023. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicator
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at June 30, 2024 and December 31, 2023. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	June 30, 2024
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$446,070	$446,070
Agency-guaranteed residential mortgage-backed securities	—	—	6,960	6,960
Agency-guaranteed commercial mortgage-backed securities	—	—	1,810	1,810
Agency-guaranteed residential collateralized mortgage obligations	—	—	178,761	178,761
Agency-guaranteed commercial collateralized mortgage obligations	—	—	145,173	145,173
Private label collateralized mortgage obligations	83,903	26,124	73,998	184,025
Total held to maturity debt securities	$83,903	$26,124	$852,772	$962,799
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At June 30, 2024 and December 31, 2023, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At June 30, 2024 and December 31, 2023, Customers Bank had pledged HTM investment securities aggregating $388.7 million and $398.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	June 30, 2024	December 31, 2023
Residential mortgage loans, at fair value	$2,684	$1,215
Personal installment loans, at lower of cost or fair value	125,598	151,040
Other installment loans, at fair value	247,442	188,062
Total loans held for sale	$375,724	$340,317
Total loans held for sale included NPLs of $2.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.
During the three and six months ended June 30, 2023, Customers sold $556.7 million of personal and other installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Refer to NOTE 5 – INVESTMENT SECURITIES for additional information.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2024 and December 31, 2023.

(amounts in thousands)	June 30, 2024	December 31, 2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,528,745	$5,006,693
Other commercial and industrial (2)	1,212,247	1,279,147
Multifamily	2,067,332	2,138,622
Commercial real estate owner occupied	805,779	797,319
Commercial real estate non-owner occupied	1,202,606	1,177,650
Construction	163,409	166,393
Total commercial loans and leases receivable	10,980,118	10,565,824
Consumer:
Residential real estate	481,503	484,435
Manufactured housing	35,901	38,670
Installment:
Personal	474,481	555,533
Other	282,201	319,393
Total consumer loans receivable	1,274,086	1,398,031
Loans and leases receivable	12,254,204	11,963,855
Loans receivable, mortgage finance, at fair value	1,002,711	897,912
Allowance for credit losses on loans and leases	(132,436)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$13,124,479	$12,726,456
(1)Includes direct finance equipment leases of $222.2 million and $205.7 million at June 30, 2024 and December 31, 2023, respectively.
(2)Includes PPP loans of $38.3 million and $74.7 million at June 30, 2024 and December 31, 2023, respectively.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(15.1) million and $(22.7) million at June 30, 2024 and December 31, 2023, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value, and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees, unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $90.4 million and $95.0 million at June 30, 2024 and December 31, 2023, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2024 and December 31, 2023, there were $35.4 million and $15.8 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,698	$14	$5,311	$9,023	$6,693,685	$6,702,708
Multifamily	—	—	14,002	14,002	2,053,330	2,067,332
Commercial real estate owner occupied	113	—	9,584	9,697	796,082	805,779
Commercial real estate non-owner occupied	5,580	494	62	6,136	1,196,470	1,202,606
Construction	—	—	—	—	163,409	163,409
Residential real estate	2,865	2,704	4,409	9,978	471,525	481,503
Manufactured housing	516	450	2,547	3,513	32,388	35,901
Installment	7,509	4,995	5,614	18,118	738,564	756,682
Total	$20,281	$8,657	$41,529	$70,467	$12,145,453	$12,215,920

	December 31, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$1,516	$322	$4,153	$5,991	$6,205,114	$6,211,105
Multifamily	16,003	—	—	16,003	2,122,619	2,138,622
Commercial real estate owner occupied	449	3,814	5,827	10,090	787,229	797,319
Commercial real estate non-owner occupied	16,653	—	—	16,653	1,160,997	1,177,650
Construction	—	—	—	—	166,393	166,393
Residential real estate	10,504	2,255	3,764	16,523	467,912	484,435
Manufactured housing	1,152	343	2,869	4,364	34,306	38,670
Installment	9,255	7,866	7,211	24,332	850,594	874,926
Total	$55,532	$14,600	$23,824	$93,956	$11,795,164	$11,889,120
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.5 million as of June 30, 2024 and December 31, 2023 that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $38.3 million, of which $0.6 million were 30-59 days past due and $20.6 million were 60 days or more past due as of June 30, 2024, and PPP loans of $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $152.2 million and $157.2 million at June 30, 2024 and December 31, 2023, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	June 30, 2024			December 31, 2023
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$1,462	$4,026	$5,488	$3,365	$1,071	$4,436
Multifamily	—	14,002	14,002	—	—	—
Commercial real estate owner occupied	9,612	—	9,612	5,869	—	5,869
Commercial real estate non-owner occupied	62	—	62	—	—	—
Residential real estate	7,765	414	8,179	6,685	117	6,802
Manufactured housing	—	2,047	2,047	—	2,331	2,331
Installment	—	5,614	5,614	—	7,211	7,211
Total	$18,901	$26,103	$45,004	$15,919	$10,730	$26,649
Interest income recognized on nonaccrual loans was insignificant for the three and six months ended June 30, 2024 and 2023. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three and six months ended June 30, 2024 and 2023.
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
At June 30, 2024 and December 31, 2023, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and six months ended June 30, 2024 and 2023 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2024
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296
Charge-offs	(7,348)	(1,433)	—	—	—	—	—	(13,943)	(22,724)
Recoveries	1,683	—	—	—	7	20	—	2,303	4,013
Provision (benefit) for credit losses on loans and leases	6,383	3,778	(1,770)	(354)	(17)	(843)	(66)	10,740	17,851
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Six Months Ended June 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(12,744)	(1,906)	(22)	—	—	(19)	—	(30,860)	(45,551)
Recoveries	3,407	—	—	—	7	21	—	5,437	8,872
Provision (benefit) for credit losses on loans and leases	9,555	6,215	(1,429)	1,107	367	(704)	(145)	18,838	33,804
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2023
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281
Allowance for credit losses on FDIC PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(432)	(1,448)	—	(288)	—	(27)	—	(16,384)	(18,579)
Recoveries	174	—	34	22	—	3	—	2,782	3,015
Provision (benefit) for credit losses on loans and leases	6,724	1,764	1,709	2,729	303	17	(1)	9,118	22,363
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Six Months Ended June 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(592)	(1,448)	—	(4,527)	—	(27)	—	(33,099)	(39,693)
Recoveries	405	—	34	27	116	5	—	4,891	5,478
Provision (benefit) for credit losses on loans and leases	9,121	2,307	3,727	6,776	610	774	(92)	17,148	40,371
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656

(1)    Includes specialized lending.
(2)    PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.
(3)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a venture banking loan portfolio (included within specialized lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.

At June 30, 2024, the ACL on loans and leases was $132.4 million, a decrease of $2.9 million from the December 31, 2023 balance of $135.3 million. The decrease in ACL for the three and six months ended June 30, 2024 was primarily attributable to slight improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment.
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
The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,997	$1,756	$—	$—	$3,753	0.06%
Commercial real estate non-owner occupied	17,265	—	—	—	17,265	1.44%
Manufactured housing	82	—	—	49	131	0.36%
Personal installment	373	34	35	—	442	0.09%
Total	$19,717	$1,790	$35	$49	$21,591

	Three Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Manufactured housing	$52	$—	$—	$229	$281	0.67%
Personal installment	3,540	180	183	—	3,903	0.52%
Total	$3,592	$180	$183	$229	$4,184

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,997	$3,743	$—	$—	$5,740	0.09%
Multifamily	—	10,691	—	—	10,691	0.52%
Commercial real estate non-owner occupied	17,265	—	—	—	17,265	1.44%
Residential real estate	—	53	—	—	53	0.01%
Manufactured housing	82	—	—	49	131	0.36%
Personal installment	3,840	189	68	—	4,097	0.86%
Total	$23,184	$14,676	$68	$49	$37,977

	Six Months Ended June 30, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$169	$—	$—	$—	$169	0.00%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Manufactured housing	59	—	—	291	350	0.84%
Personal installment	8,067	269	264	—	8,600	1.14%
Total	$8,464	$269	$264	$291	$9,288

As of June 30, 2024, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and six months ended June 30, 2024.

The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	1	7	$—	—%	0	0	$—
Commercial real estate non-owner occupied	—	12	0	—	—	0	0	—
Manufactured housing	4.3	50	0	—	3.5	47	0	—
Personal installment	—	4	7	41	—	5	6	100

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	1	5	$—	—%	4	0	$—
Multifamily	—	0	5	—	—	0	0	—
Commercial real estate owner occupied	—	0	0	—	—	4	0	—
Commercial real estate non-owner occupied	—	12	0	—	—	0	0	—
Residential real estate	—	0	5	—	—	0	0	—
Manufactured housing	4.3	50	0	—	2.9	49	0	—
Personal installment	—	6	7	141	—	5	6	166

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following table presents an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended June 30, 2024 and the six months ended ended June 30, 2023.

	June 30, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial:
Commercial and industrial, including specialized lending	$—	$—	$3,743	$14,101	$17,844
Multifamily	—	—	—	10,691	10,691
Commercial real estate non-owner occupied	—	—	—	17,265	17,265
Residential real estate	—	—	—	99	99
Manufactured housing	124	36	—	317	477
Personal installment	510	312	417	9,317	10,556
Total	$634	$348	$4,160	$51,790	$56,932

	June 30, 2023 (1)
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$169	$—	$169
Commercial real estate owner occupied	—	—	169	—	169
Manufactured housing	—	—	—	350	350
Personal installment	492	459	63	7,586	8,600
Total	$492	$459	$401	$7,936	$9,288
(1)    Customers adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023, therefore, the June 30, 2023 balances only include loans since ASU 2022-02 became effective.
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended June 30, 2024 that subsequently defaulted were not material. During the six months ended June 30, 2023, the loans that were made to borrowers experiencing financial difficulty that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. PPP loans of $38.3 million and $74.7 million at June 30, 2024 and December 31, 2023, respectively, are excluded in the tables below as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of June 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$1,123,754	$822,962	$1,851,501	$416,454	$125,564	$123,237	$1,816,284	$255,249	$6,535,005
Special mention	—	12,000	16,708	4,779	28,093	1,478	1,883	4,360	69,301
Substandard	—	649	6,076	28,066	4,736	38,563	13,379	6,933	98,402
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,123,754	$835,611	$1,874,285	$449,299	$158,393	$163,278	$1,831,546	$266,542	$6,702,708

Commercial and industrial loans and leases charge-offs:
Three Months Ended June 30, 2024 (1)	$73	$218	$5,328	$698	$995	$36	$—	$—	$7,348
Six Months Ended June 30, 2024 (1)	218	702	5,672	4,095	1,687	370	—	—	12,744

Multifamily loans:
Pass	$—	$830	$1,211,752	$314,788	$126,126	$301,661	$—	$—	$1,955,157
Special mention	—	—	6,803	—	—	50,150	—	—	56,953
Substandard	—	—	—	—	—	55,222	—	—	55,222
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$—	$830	$1,218,555	$314,788	$126,126	$407,033	$—	$—	$2,067,332

Multifamily loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$1,433	$—	$—	$1,433
Six Months Ended June 30, 2024	—	—	—	—	—	1,906	—	—	1,906

Commercial real estate owner occupied loans:
Pass	$124,022	$34,284	$188,450	$202,658	$51,981	$147,477	$—	$11,227	$760,099
Special mention	—	—	—	—	—	10,985	—	—	10,985
Substandard	—	2,944	703	15,355	—	15,693	—	—	34,695
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$124,022	$37,228	$189,153	$218,013	$51,981	$174,155	$—	$11,227	$805,779

Commercial real estate owner occupied loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2024	—	—	—	—	—	22	—	—	22

Commercial real estate non-owner occupied loans:
Pass	$13,499	$16,740	$381,262	$102,647	$161,374	$418,073	$—	$—	$1,093,595
Special mention	—	—	—	—	20,438	5,994	—	—	26,432
Substandard	—	—	5,362	—	716	76,501	—	—	82,579
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$13,499	$16,740	$386,624	$102,647	$182,528	$500,568	$—	$—	$1,202,606

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2024	—	—	—	—	—	—	—	—	—

Construction loans:
Pass	$7,356	$17,883	$127,317	$—	$—	$4,510	$—	$—	$157,066
Special mention	—	6,343	—	—	—	—	—	—	6,343
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$7,356	$24,226	$127,317	$—	$—	$4,510	$—	$—	$163,409

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2024	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$1,268,631	$914,635	$3,795,934	$1,084,747	$519,028	$1,249,544	$1,831,546	$277,769	$10,941,834

Total commercial loans and leases receivable charge-offs:
Three Months Ended June 30, 2024	$73	$218	$5,328	$698	$995	$1,469	$—	$—	$8,781
Six Months Ended June 30, 2024	218	702	5,672	4,095	1,687	2,298	—	—	14,672

Residential real estate loans:
Performing	$15,138	$22,341	$168,161	$126,398	$6,015	$82,697	$53,075	$—	$473,825
Non-performing	—	—	1,213	1,753	224	4,484	4	—	7,678
Total residential real estate loans	$15,138	$22,341	$169,374	$128,151	$6,239	$87,181	$53,079	$—	$481,503

Residential real estate loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2024	—	—	—	—	—	19	—	—	19

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$34,135	$—	$—	$34,135
Non-performing	—	—	—	—	—	1,766	—	—	1,766
Total manufactured housing loans	$—	$—	$—	$—	$—	$35,901	$—	$—	$35,901

Manufactured housing loans charge-offs:
Three Months Ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2024	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$83,651	$176,367	$250,391	$118,477	$38,187	$30,805	$50,968	$10	$748,856
Non-performing	17	2,799	3,028	1,236	268	312	166	—	7,826
Total installment loans	$83,668	$179,166	$253,419	$119,713	$38,455	$31,117	$51,134	$10	$756,682

Installment loans charge-offs:
Three Months Ended June 30, 2024	$810	$2,352	$6,011	$3,551	$460	$759	$—	$—	$13,943
Six Months Ended June 30, 2024	1,882	3,405	12,231	8,788	1,733	2,821	—	—	30,860

Total consumer loans	$98,806	$201,507	$422,793	$247,864	$44,694	$154,199	$104,213	$10	$1,274,086

Total consumer loans charge-offs:
Three Months Ended June 30, 2024	$810	$2,352	$6,011	$3,551	$460	$759	$—	$—	$13,943
Six Months Ended June 30, 2024	1,882	3,405	12,231	8,788	1,733	2,840	—	—	30,879

Loans and leases receivable	$1,367,437	$1,116,142	$4,218,727	$1,332,611	$563,722	$1,403,743	$1,935,759	$277,779	$12,215,920

Loans and leases receivable charge-offs:
Three Months Ended June 30, 2024	$883	$2,570	$11,339	$4,249	$1,455	$2,228	$—	$—	$22,724
Six Months Ended June 30, 2024	$2,100	$4,107	$17,903	$12,883	$3,420	$5,138	$—	$—	$45,551

(1)    Charge-offs for the three and six months ended June 30, 2024 included $0.8 million and $4.2 million, respectively, of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

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

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Purchases (1)
Specialized lending	$—	$631,252	$—	$631,252
Other commercial and industrial	—	4,863	7,403	10,308
Commercial real estate owner occupied	—	—	—	2,867
Residential real estate	—	—	—	4,238
Personal installment (2)	43,241	—	43,241	—
Total	$43,241	$636,115	$50,644	$648,665
Sales (3)
Specialized lending (4)	$—	$287,185	$—	$287,185
Other commercial and industrial (5)	23,708	47,358	23,708	47,358
Commercial real estate owner occupied (5)	—	18,851	—	18,851
Commercial real estate non-owner occupied	—	16,000	—	16,000
Other installment	—	154,042	—	154,042
Total	$23,708	$523,436	$23,708	$523,436
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.5% and 85.1% of the loans’ unpaid principal balance for the three months ended June 30, 2024 and 2023, respectively. The purchase price was 99.6% and 85.5% of the loans’ unpaid principal balance for the six months ended June 30, 2024 and 2023, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2024 and 2023, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.4 million, respectively, included in net gain (loss) on sale of loans in the consolidated statements of income. For the six months ended June 30, 2024 and 2023, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.4 million, respectively.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in the consolidated statements of income for the three and six months ended June 30, 2023.
(5)Primarily sales of SBA loans for the three and six months ended June 30, 2023.
Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $7.7 billion and $7.0 billion at June 30, 2024 and December 31, 2023, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between six months and nine years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2024	December 31, 2023
ASSETS
Operating lease ROU assets	Other assets	$17,317	$15,644
LIABILITIES
Operating lease liabilities	Other liabilities	$19,052	$18,048
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2024	2023	2024	2023
Operating lease cost (1)	Occupancy expenses	$1,300	$1,296	$2,485	$2,515
(1) There were no variable lease costs for the three and six months ended June 30, 2024 and 2023, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2024:

(amounts in thousands)	June 30, 2024
2024	$2,885
2025	4,863
2026	3,673
2027	3,174
2028	2,714
Thereafter	3,762
Total minimum payments	21,071
Less: interest	2,019
Present value of lease liabilities	$19,052
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively. Cash paid pursuant to the operating lease liabilities was $1.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	5.1 years	5.6 years

Weighted average discount rate
Operating leases	3.67%	3.28%
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2024 and December 31, 2023:

(amounts in thousands)	Classification	June 30, 2024	December 31, 2023
ASSETS
Direct financing leases
Lease receivables	Loans and leases receivable	$207,996	$190,559
Guaranteed residual assets	Loans and leases receivable	19,475	15,783
Unguaranteed residual assets	Loans and leases receivable	10,335	10,010
Deferred initial direct costs	Loans and leases receivable	1,374	1,213
Unearned income	Loans and leases receivable	(16,974)	(11,891)
Net investment in direct financing leases		$222,206	$205,674

Operating leases
Investment in operating leases	Other assets	$278,527	$282,208
Accumulated depreciation	Other assets	(81,417)	(77,672)
Deferred initial direct costs	Other assets	1,038	1,192
Net investment in operating leases		198,148	205,728
Total lease assets		$420,354	$411,402
Maturities of operating and direct financing lease receivables were as follows at June 30, 2024:

(amounts in thousands)	Operating leases	Direct financing leases
2024	$21,925	$27,880
2025	39,817	49,116
2026	45,492	41,915
2027	32,308	36,872
2028	55,224	27,313
Thereafter	30,125	25,244
Total minimum payments	$224,891	208,340
Less: interest		344
Present value of lease receivables		$207,996

NOTE 9 – DEPOSITS
The components of deposits at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
(amounts in thousands)
Demand, non-interest bearing	$4,474,862	$4,422,494
Demand, interest bearing	5,894,056	5,580,527
Savings, including money market deposit accounts	5,113,476	4,629,336
Time	2,195,699	3,287,879
Total deposits	$17,678,093	$17,920,236
The scheduled maturities for time deposits at June 30, 2024 were as follows:

(amounts in thousands)	June 30, 2024
2024	$638,219
2025	618,940
2026	392,818
2027	197,808
2028	227,757
Thereafter	120,157
Total time deposits	$2,195,699
Time deposits greater than the FDIC limit of $250,000 totaled $501.2 million and $186.3 million at June 30, 2024 and December 31, 2023, respectively.
Demand deposit overdrafts reclassified as loans were $1.2 million at June 30, 2024 and December 31, 2023.
At June 30, 2024 and December 31, 2023, the Bank had $1.3 billion and $1.1 billion in deposits, respectively, to which it had pledged $1.4 billion and $1.1 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
NOTE 10 - BORROWINGS
Short-term debt
There were no short-term debt outstanding at June 30, 2024 and December 31, 2023.

The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	June 30, 2024 (1)	December 31, 2023 (2)
FRB advances
Maximum outstanding at any month end	$—	$—
Average balance during the period	—	120,099
Weighted-average interest rate during the period	—%	5.23%
FHLB advances
Maximum outstanding at any month end	150,000	—
Average balance during the period	17,308	87,407
Weighted-average interest rate during the period	5.74%	5.16%
Federal funds purchased
Maximum outstanding at any month end	—	—
Average balance during the period	—	3,781
Weighted-average interest rate during the period	—%	4.97%
(1)    For the six months ended June 30, 2024.

(2)    For the year ended December 31, 2023.
At June 30, 2024 and December 31, 2023, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,018,349	4.19%	$1,203,207	3.91%
Total long-term FHLB and FRB advances	$1,018,349		$1,203,207
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $950.0 million with maturities ranging from March 2025 to March 2028, and variable rate long-term advances from FHLB of $75.0 million with maturities ranging from March 2029 to June 2029 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at June 30, 2024.
(2)    Includes $(6.7) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2024 and December 31, 2023, respectively. Refer to NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
Maturities of long-term FHLB advances were as follows at June 30, 2024:

	June 30, 2024
(dollars in thousands)	Amount (1)	Rate
2024	$—	—%
2025	200,000	4.45%
2026	200,000	4.32%
2027	450,000	3.70%
2028	100,000	4.19%
Thereafter	75,000	6.05%
Total long-term FHLB advances	$1,025,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $75.0 million with maturities ranging from March 2029 to June 2029 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	June 30, 2024	December 31, 2023
Total maximum borrowing capacity with the FHLB	$3,345,182	$3,474,347
Total maximum borrowing capacity with the FRB	4,283,486	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,481,379	8,575,137

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2024 and December 31, 2023 were as follows:

		June 30, 2024	December 31, 2023
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,998	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,972	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,970	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,857	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,513	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,370	$182,230
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
(4)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program (the “2024 Share Repurchase Program”) to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.
The Company’s previously authorized common stock repurchase program (the “Share Repurchase Program”), authorized on August 25, 2021, subsequently expired on September 27, 2023. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased.
Customers Bancorp did not purchase any shares of its common stock under the 2024 Share Repurchase Program during the three and six months ended June 30, 2024. Customers Bancorp purchased no shares and 1,379,883 shares of its common stock for $39.8 million under the previously authorized Share Repurchase Program during the three and six months ended June 30, 2023, respectively.

Preferred Stock
As of June 30, 2024 and December 31, 2023, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers’ issuances of preferred stock that remain outstanding at June 30, 2024 and December 31, 2023 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month SOFR (2) Plus:	Dividend Paid Per Share in 2024 (1)
Fixed-to-floating rate:	Issue Date	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$1.38
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.33
Totals		5,700,000	5,700,000	$137,794	$137,794
(1)    For the six months ended June 30, 2024.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2024 and December 31, 2023, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,750,538	12.786%	$616,080	4.500%	N/A	N/A	$958,346	7.000%
Customers Bank	$1,937,780	14.169%	$615,428	4.500%	$888,952	6.500%	$957,333	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,888,331	13.793%	$821,439	6.000%	N/A	N/A	$1,163,706	8.500%
Customers Bank	$1,937,780	14.169%	$820,571	6.000%	$1,094,095	8.000%	$1,162,476	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,162,965	15.799%	$1,095,252	8.000%	N/A	N/A	$1,437,519	10.500%
Customers Bank	$2,139,557	15.644%	$1,094,095	8.000%	$1,367,619	10.000%	$1,436,000	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,888,331	8.916%	$847,136	4.000%	N/A	N/A	$847,136	4.000%
Customers Bank	$1,937,780	9.160%	$846,161	4.000%	$1,057,701	5.000%	$846,161	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of June 30, 2024 and December 31, 2023:
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

The estimated fair values of Customers’ financial instruments at June 30, 2024 and December 31, 2023 were as follows:

			Fair Value Measurements at June 30, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,048,587	$3,048,587	$3,048,587	$—	$—
Debt securities, available for sale	2,477,758	2,477,758	—	2,455,896	21,862
Debt securities, held to maturity	962,799	908,075	—	462,372	445,703
Loans held for sale	375,724	375,724	—	2,684	373,040
Total loans and leases receivable, net of allowance for credit losses on loans and leases	13,124,479	12,817,379	—	1,002,711	11,814,668
FHLB, Federal Reserve Bank, and other restricted stock	92,276	92,276	—	92,276	—
Derivatives	20,292	20,292	—	20,180	112
Liabilities:
Deposits	$17,678,093	$17,672,062	$15,482,394	$2,189,668	$—
FHLB advances	1,018,349	993,579	—	993,579	—
Other borrowings	123,970	102,945	—	102,945	—
Subordinated debt	182,370	161,420	—	161,420	—
Derivatives	29,108	29,108	—	29,108	—

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,846,346	$3,846,346	$3,846,346	$—	$—
Debt securities, available for sale	2,376,860	2,376,860	—	2,341,911	34,949
Debt securities, held to maturity	1,103,170	1,046,439	—	472,311	574,128
Loans held for sale	340,317	340,317	—	1,215	339,102
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,726,456	12,513,386	—	897,912	11,615,474
FHLB, Federal Reserve Bank, and other restricted stock	109,548	109,548	—	109,548	—
Derivatives	17,931	17,931	—	17,906	25
Liabilities:
Deposits	$17,920,236	$17,922,005	$14,632,357	$3,289,648	$—
FHLB advances	1,203,207	1,188,517	—	1,188,517	—
Other borrowings	123,840	103,674	—	103,674	—
Subordinated debt	182,230	164,233	—	164,233	—
Derivatives	27,110	27,110	—	27,110	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$25,250	$21,862	$47,112
Agency-guaranteed residential mortgage-backed securities	—	199,487	—	199,487
Agency-guaranteed residential collateralized mortgage obligations	—	169,512	—	169,512
Agency-guaranteed commercial collateralized mortgage obligations	—	81,818	—	81,818
Collateralized loan obligations	—	406,033	—	406,033
Commercial mortgage-backed securities	—	99,022	—	99,022
Corporate notes	—	587,745	—	587,745
Private label collateralized mortgage obligations	—	887,029	—	887,029
Derivatives	—	20,180	112	20,292
Loans held for sale – fair value option	—	2,684	247,442	250,126
Loans receivable, mortgage finance – fair value option	—	1,002,711	—	1,002,711
Total assets – recurring fair value measurements	$—	$3,481,471	$269,416	$3,750,887
Liabilities
Derivatives	$—	$29,108	$—	$29,108
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,051	$18,051
Total assets – nonrecurring fair value measurements	$—	$—	$18,051	$18,051

	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$57,680	$34,949	$92,629
Agency-guaranteed residential collateralized mortgage obligations	—	116,908	—	116,908
Collateralized loan obligations	—	489,092	—	489,092
Commercial mortgage-backed securities	—	121,636	—	121,636
Corporate notes	—	583,034	—	583,034
Private label collateralized mortgage obligations	—	973,561	—	973,561
Derivatives	—	17,906	25	17,931
Loans held for sale – fair value option	—	1,215	188,062	189,277
Loans receivable, mortgage finance – fair value option	—	897,912	—	897,912
Total assets – recurring fair value measurements	$—	$3,258,944	$223,036	$3,481,980
Liabilities
Derivatives	$—	$27,110	$—	$27,110
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,373	$2,373
Total assets – nonrecurring fair value measurements	$—	$—	$2,373	$2,373

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023 are summarized in the tables below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended June 30,
	2024	2023
Balance at April 1	$28,263	$63,376
Principal payments and premium amortization	(6,834)	(10,444)
Increase in allowance for credit losses	—	(773)
Decrease in allowance for credit losses	83	—
Change in fair value recognized in OCI	350	(334)
Balance at June 30	$21,862	$51,825

	Asset-backed securities
(amounts in thousands)	Six Months Ended June 30,
	2024	2023
Balance at January 1	$34,949	$73,266
Principal payments and premium amortization	(13,948)	(21,660)
Increase in allowance for credit losses	—	(1,046)
Decrease in allowance for credit losses	116	61
Change in fair value recognized in OCI	745	1,204
Balance at June 30	$21,862	$51,825

The changes in other installment loans (Level 3 assets) measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three and six months ended June 30, 2024 and 2023 are summarized in the tables below.

	Other Installment Loans
(amounts in thousands)	Three Months Ended June 30,
	2024	2023
Balance at April 1	$219,015	$—
Originations	245,025	—
Sales	(160,015)	—
Principal payments	(56,583)	—
Change in fair value recognized in earnings	—	—
Balance at June 30	$247,442	$—

	Other Installment Loans
(amounts in thousands)	Six Months Ended June 30,
	2024	2023
Balance at January 1	$188,062	$—
Originations	480,456	—
Sales	(318,230)	—
Principal payments	(102,846)	—
Change in fair value recognized in earnings	—	—
Balance at June 30	$247,442	$—

There were no transfers between levels during the three and six months ended June 30, 2024 and 2023.

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2024 and December 31, 2023 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2024
Asset-backed securities	$21,862	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	10% - 13% (12%) 3% - 17% (6%) 8% - 31% (26%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2023
Asset-backed securities	$34,949	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	12% - 14% (13%) 3% - 13% (5%) 11% - 30% (26%)

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
At June 30, 2024, Customers had 31 outstanding interest rate derivatives with notional amounts totaling $1.9 billion that were designated as fair value hedges of certain AFS debt securities, deposits and FHLB advances. During the three and six months ended June 30, 2024, Customers entered into 25 interest rate derivatives with notional amounts totaling $1.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the six months ended June 30, 2023, Customers entered into five interest rate derivatives with notional amounts totaling $1.0 billion, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. At December 31, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances.
As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
AFS debt securities	$22,500	$22,500	$508	$941
Deposits	1,183,063	300,000	(939)	1,432
FHLB advances	1,200,000	700,000	(6,651)	3,206

Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At June 30, 2024, Customers had 126 interest rate swaps with an aggregate notional amount of $1.1 billion and two interest rate caps with an aggregated notional amount of $55.6 million related to this program. At December 31, 2023, Customers had 132 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $55.6 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$20,180	Other liabilities	$29,105

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$17,903	Other liabilities	$27,097
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2024 and 2023.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2024	2023	2024	2023
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$3,563	$6,532	$11,736	$6,832
Recognized on hedged AFS debt securities	Net interest income	(256)	50	(433)	(250)
Recognized on hedged deposits	Net interest income	(1,686)	—	(1,686)	—
Recognized on hedged FHLB advances	Net interest income	(1,621)	(6,582)	(9,617)	(6,582)
Total		$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$63	$165	$735	$140

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2024, the fair value of derivatives in a net asset position related to these agreements was $19.4 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $22.7 million of cash as collateral at June 30, 2024. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
June 30, 2024
Interest rate derivative assets with institutional counterparties	$19,876	$(511)	$(19,365)	$—

Interest rate derivative liabilities with institutional counterparties	$511	$(511)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2023
Interest rate derivative assets with institutional counterparties	$17,439	$(500)	$(16,939)	$—

Interest rate derivative liabilities with institutional counterparties	$500	$(500)	$—	$—
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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three and six months ended June 30, 2024. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2023 Form 10-K.
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

Impact of Macroeconomic and Banking Industry Uncertainties and Military Conflicts
Inflation remains elevated in 2024. The Federal Reserve has raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent. The Federal Reserve is expected to start lowering interest rates in 2024, however significant uncertainties exist as to the extent and timing of any future rate cuts.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation and interest rate environment, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in Israel. Customers has taken deliberate actions in response, including maintaining higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. Customers has shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates to position the Bank for higher interest rates. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the loan portfolio as of June 30, 2024. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $5.3 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.0 billion as of June 30, 2024. The Bank’s estimated FDIC insured deposits represented approximately 66% of our deposits (inclusive of accrued interest) as of June 30, 2024. When including collateralized and affiliate deposits as FDIC insured, this number increased to 74% of our deposits as of June 30, 2024. Customers is focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in Israel, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2024 is highly uncertain.
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
Allowance for Credit Losses
Customers’ ACL at June 30, 2024 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.

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
The net decrease in our estimated ACL as of June 30, 2024 as compared to our December 31, 2023 resulted primarily from lower consumer installment loan balances held for investment. The provision for credit losses on loans and leases was $17.9 million and $33.8 million for the three and six months ended June 30, 2024, respectively, for an ending ACL balance of $137.3 million ($132.4 million for loans and leases and $4.9 million for unfunded lending-related commitments) as of June 30, 2024.
To determine the ACL as of June 30, 2024, Customers utilized Moody’s June 2024 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at June 2024 assumed slight improvements in forecasts of macroeconomic variables from the first quarter 2024 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board lowering interest rates by 0.25 percentage point in September and December 2024; failures of several regional banks in the first half of 2023 and recent issues around other banks are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the war in Israel not broadening to a regional conflict and disrupting global energy markets; the CPI rising 3.2% in 2024 and 2.5% in 2025; and the unemployment rate rising to 4.0% in 2024 and 4.1% in 2025. Customers continues to monitor the impact of the U.S. banking system weaknesses, military conflicts between Russia and Ukraine and in Israel, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
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

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the elevated interest rates weakening consumer spending and confidence much more than expected; concerns about bank failures raising fears of further collapse in the banking industry, reducing consumer confidence and causing banks to tighten lending standards; the Federal Reserve keeping the fed funds rate at the target range throughout the second quarter of 2024 but easing beginning in the third quarter 2024 as the economy weakens further; military conflict between Russia and Ukraine persisting longer than expected; worries grow that the military conflict in Israel leading to a wider military conflict; rising unemployment and the U.S. economy falling into recession in the third quarter of 2024. Under this scenario, as an example, the unemployment rate is estimated at 5.1% and 7.8% in 2024 and 2025, respectively. These numbers represent a 1.1% and 3.7% higher unemployment estimate than the Baseline scenario projection of 4.0% and 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $56 million at June 30, 2024. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, risks of rising inflation including a near-term recession, or worsening of the U.S. banking system could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation and worsening of the U.S. banking system have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.
Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Net interest income	$167,653	$165,271	$2,382	1.4%	$328,038	$315,170	$12,868	4.1%
Provision for credit losses	18,121	23,629	(5,508)	(23.3)%	35,191	43,232	(8,041)	(18.6)%
Total non-interest income	31,037	15,997	15,040	94.0%	52,268	34,118	18,150	53.2%
Total non-interest expense	103,452	89,297	14,155	15.9%	202,621	169,430	33,191	19.6%
Income before income tax expense	77,117	68,342	8,775	12.8%	142,494	136,626	5,868	4.3%
Income tax expense	19,032	20,768	(1,736)	(8.4)%	34,683	35,331	(648)	(1.8)%
Net income	58,085	47,574	10,511	22.1%	107,811	101,295	6,516	6.4%
Preferred stock dividends	3,785	3,567	218	6.1%	7,585	7,023	562	8.0%
Net income available to common shareholders	$54,300	$44,007	$10,293	23.4%	$100,226	$94,272	$5,954	6.3%
Customers reported net income available to common shareholders of $54.3 million and $100.2 million for the three and six months ended June 30, 2024, respectively, compared to net income available to common shareholders of $44.0 million and $94.3 million for the three and six months ended June 30, 2023, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were as follows:

Net interest income
Net interest income increased $2.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher average balances and market interest rates on interest-earning deposits and lower interest expense from lower average balances of borrowings, offset in part by higher interest expense on deposits. Average interest-earning assets decreased by $553.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in interest-earning assets was primarily driven by decreases in commercial and industrial loans and consumer installment loans, offset in part by an increase in interest-earning deposits. NIM increased by 14 basis points to 3.29% for the three months ended June 30, 2024 from 3.15% for the three months ended June 30, 2023. The NIM increase was primarily attributable to higher interest income on variable rate loans in specialized lending and consumer installment loans in a higher interest rate environment. The NIM increase was partially offset by higher market interest rates on deposits, which drove a 44 basis point increase in the cost of interest-bearing liabilities for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.51% and 3.32% for the three months ended June 30, 2024 and 2023, respectively.
Net interest income increased $12.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher average balances and market interest rates on interest-earning deposits, higher market interest rates on variable rate loans in specialized lending, consumer installment loans and investments and lower interest expense from lower average balances of borrowings, offset in part by higher interest expense on deposits. Average interest-earning assets decreased by $99.5 million, primarily related to decreases in commercial and industrial loans and leases, primarily in variable rate lower credit risk specialized lending, PPP loans included in other commercial and industrial loans and leases and consumer installment loans as Customers continued its de-risking strategy, partially offset by an increase in interest-earning deposits. NIM increased by 14 basis points to 3.20% for the six months ended June 30, 2024 from 3.06% for the six months ended June 30, 2023. The NIM increase was primarily attributable to higher interest rates on variable rate loans in specialized lending, consumer installment loans, interest-earning deposits and investments, which drove a 21 basis point increase in the yield on interest-earning assets. The NIM increase was partially offset by higher market interest rates on deposits, which drove a 60 basis point increase in the cost of interest-bearing liabilities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.53% and 3.38% for the six months ended June 30, 2024 and 2023, respectively.
Provision for credit losses
The $5.5 million decrease in the provision for credit losses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily reflects the recognition of slight improvements in macroeconomic forecasts and lower consumer installment loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.08% of total loans and leases receivable at June 30, 2024, compared to 1.09% of total loans and leases receivable at June 30, 2023. Net charge-offs for the three months ended June 30, 2024 were $18.7 million, or 56 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $15.6 million, or 42 basis points on an annualized basis, for the three months ended June 30, 2023. The net charge-offs of $15.6 million for three months ended June 30, 2023 excluded $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. The increase in net charge-offs for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for commercial and industrial loans.
The $8.0 million decrease in the provision for credit losses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily reflects the recognition of slight improvements in macroeconomic forecasts and lower consumer installment loan balances held for investment. Net charge-offs for the six months ended June 30, 2024 were $36.7 million, or 56 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $34.2 million, or 46 basis points on an annualized basis, for the six months ended June 30, 2023. The increase in net charge-offs for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for commercial and industrial loans, partially offset by a decrease in charge-offs for non-owner occupied commercial real estate loans.
The provision for credit losses for the three months ended June 30, 2024 and 2023 also included a provision for credit losses of $0.3 million and $1.3 million on certain asset-backed securities and corporate notes, respectively, included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities and corporate notes included in our investment securities available for sale was $1.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

Non-interest income
The $15.0 million increase in non-interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from $11.0 million of unrealized gain on equity method investment with a fair value of $16.0 million purchased at a discount for the three months ended June 30, 2024, $5.0 million of loss on sale of capital call lines of credit for the three months ended June 30, 2023, increases of $1.4 million in commercial lease income and $1.0 million in loan fees, and a decrease of $0.5 million in net loss on sale of loans, partially offset by a decrease of $3.0 million in bank-owned life insurance income and an increase of $0.7 million in net loss on sale of investment securities for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The $18.2 million increase in non-interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from $11.0 million of unrealized gain on equity method investment with a fair value of $16.0 million purchased at a discount for the six months ended June 30, 2024, $5.0 million of loss on sale of capital call lines of credit for the six months ended June 30, 2023, increases of $2.3 million in loan fees and $1.7 million in commercial lease income, and a decrease of $0.5 million in net loss on sale of loans. These increases were offset in part by a decrease of $2.4 million in bank-owned life insurance income and an increase of $0.7 million in net loss on sale of investment securities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Non-interest expense
The $14.2 million increase in non-interest expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from increases of $11.8 million in salaries and employee benefits, $4.6 million in other non-interest expense and $0.5 million in FDIC assessments, non-income taxes and regulatory fees. These increases were offset in part by decreases of $3.1 million in professional services, $1.3 million in loan servicing and $0.2 million in technology, communication and bank operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The $33.2 million increase in non-interest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from increases of $15.5 million in salaries and employee benefits, $11.2 million in FDIC assessments, non-income taxes and regulatory fees, $6.4 million in other non-interest expense and $5.1 million in technology, communication and bank operations. These increases were offset in part by decreases of $4.3 million in professional services and $1.9 million in loan servicing for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Included in the $11.2 million increase in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was $4.2 million in FDIC premiums related to periods prior to 2024 and $0.7 million related to an increase in industry-wide FDIC special assessment associated with the bank failures of March 2023. Included in the $5.1 million increase in technology, communication and bank operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was $7.1 million of deposit servicing-related fees related to periods prior to 2024.
Income tax expense
Customers’ effective tax rate was 24.68% for the three months ended June 30, 2024 compared to 30.39% for the three months ended June 30, 2023. The decrease in the effective tax rate primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million for the three months ended June 30, 2023.
Customers’ effective tax rate was 24.34% for the six months ended June 30, 2024 compared to 25.86% for the six months ended June 30, 2023. The decrease in the effective tax rate primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million for the six months ended June 30, 2023, partially offset by a decrease in estimated income tax credits for the year ending December 31, 2024.
Preferred stock dividends
Preferred stock dividends were $3.8 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. Preferred stock dividends were $7.6 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2024 and 2023.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2024 and 2023. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2024			2023			2024 vs. 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,325,771	$45,506	5.50%	$2,150,154	$27,624	5.15%	$1,977	$15,905	$17,882
Investment securities (1)	3,732,565	47,586	5.13%	3,949,732	48,026	4.86%	2,417	(2,857)	(440)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	5,446,882	120,977	8.93%	5,832,485	121,779	8.37%	7,669	(8,471)	(802)
Other commercial and industrial loans (2)(3)	1,540,191	25,119	6.56%	1,879,794	27,661	5.90%	2,838	(5,380)	(2,542)
Mortgage finance loans	1,151,407	15,087	5.27%	1,300,496	19,606	6.05%	(2,392)	(2,127)	(4,519)
Multifamily loans	2,108,835	21,461	4.09%	2,181,617	21,095	3.88%	1,095	(729)	366
Non-owner occupied commercial real estate loans	1,396,771	20,470	5.89%	1,428,086	19,877	5.58%	1,048	(455)	593
Residential mortgages	520,791	5,955	4.60%	535,739	5,735	4.28%	392	(172)	220
Installment loans	1,186,486	28,867	9.79%	1,684,215	37,141	8.84%	3,628	(11,902)	(8,274)
Total loans and leases (4)	13,351,363	237,936	7.17%	14,842,432	252,894	6.83%	11,823	(26,781)	(14,958)
Other interest-earning assets	110,585	3,010	10.95%	131,362	1,616	4.93%	1,685	(291)	1,394
Total interest-earning assets	20,520,284	334,038	6.54%	21,073,680	330,160	6.28%	12,947	(9,069)	3,878
Non-interest-earning assets	464,919			581,055
Total assets	$20,985,203			$21,654,735
Liabilities
Interest checking accounts	$5,719,698	64,047	4.50%	$5,309,775	49,862	3.77%	10,142	4,043	14,185
Money market deposit accounts	3,346,718	38,167	4.59%	1,978,546	19,678	3.99%	3,303	15,186	18,489
Other savings accounts	1,810,375	21,183	4.71%	997,205	9,839	3.96%	2,139	9,205	11,344
Certificates of deposit	2,034,605	25,387	5.02%	5,020,205	56,996	4.55%	5,319	(36,928)	(31,609)
Total interest-bearing deposits (5)	12,911,396	148,784	4.63%	13,305,731	136,375	4.11%	16,584	(4,175)	12,409
Borrowings	1,454,010	17,601	4.87%	2,357,981	28,514	4.85%	116	(11,029)	(10,913)
Total interest-bearing liabilities	14,365,406	166,385	4.66%	15,663,712	164,889	4.22%	16,012	(14,516)	1,496
Non-interest-bearing deposits (5)	4,701,695			4,258,711
Total deposits and borrowings	19,067,101		3.51%	19,922,423		3.32%
Other non-interest-bearing liabilities	203,714			259,111
Total liabilities	19,270,815			20,181,534
Shareholders’ equity	1,714,388			1,473,201
Total liabilities and shareholders’ equity	$20,985,203			$21,654,735
Net interest income		167,653			165,271		$(3,065)	$5,447	$2,382
Tax-equivalent adjustment		393			390
Net interest earnings		$168,046			$165,661
Interest spread			3.03%			2.96%
Net interest margin			3.28%			3.14%
Net interest margin tax equivalent (6)			3.29%			3.15%

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
(5)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.40% and 3.11% for the three months ended June 30, 2024 and 2023, respectively.
(6)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2024 and 2023, presented to approximate interest income as a taxable asset.
Net interest income increased $2.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher average balances and market interest rates on interest-earning deposits and lower interest expense from lower average balances of borrowings, offset in part by higher interest expense on deposits. Average interest-earning assets decreased by $553.4 million, primarily related to decreases in commercial and industrial loans and consumer installment loans, offset in part by an increase in interest-earning deposits. Total consumer installment loans decreased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as consumer installment loans held for investment decreased primarily for risk management purposes and the build out of our held for sale strategy in 2024 in which we accumulate loans with the intent to sell in the future.
The NIM increased by 14 basis points to 3.29% for the three months ended June 30, 2024 from 3.15% for the three months ended June 30, 2023 resulting primarily from a shift in the mix of interest-earning assets and interest-bearing liabilities in a higher interest rate environment. The shift in the mix of interest-earning assets in a higher interest rate environment, mostly due to higher interest rates on variable rate loans in specialized lending and consumer installment loans drove an increase in the yield on interest-earning assets and contributed to the NIM increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The NIM increase was partially offset by higher market interest rates on deposits, which drove a 44 basis point increase in the cost of interest-bearing liabilities for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.51% and 3.32% for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024 vs. 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,595,400	$98,323	5.50%	$1,535,566	$38,019	4.99%	$4,269	$56,035	$60,304
Investment securities (1)	3,751,831	94,388	5.06%	3,990,265	95,342	4.78%	5,139	(6,093)	(954)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	5,357,613	236,567	8.88%	5,763,708	225,467	7.89%	27,515	(16,415)	11,100
Other commercial and industrial loans (2)(3)	1,597,428	51,833	6.53%	2,235,144	76,782	6.93%	(4,198)	(20,751)	(24,949)
Mortgage finance loans	1,092,292	27,917	5.14%	1,281,424	37,018	5.83%	(4,050)	(5,051)	(9,101)
Multifamily loans	2,115,243	42,716	4.06%	2,194,039	41,565	3.82%	2,637	(1,486)	1,151
Non-owner occupied commercial real estate loans	1,372,619	40,649	5.96%	1,438,844	40,076	5.62%	2,428	(1,855)	573
Residential mortgages	521,659	11,663	4.50%	539,304	11,333	4.24%	700	(370)	330
Installment loans	1,183,104	56,638	9.63%	1,705,984	76,566	9.05%	4,692	(24,620)	(19,928)
Total loans and leases (4)	13,239,958	467,983	7.11%	15,158,447	508,807	6.77%	25,099	(65,923)	(40,824)
Other interest-earning assets	109,055	5,121	9.44%	111,446	2,937	5.32%	2,248	(64)	2,184
Total interest-earning assets	20,696,244	665,815	6.46%	20,795,724	645,105	6.25%	23,542	(2,832)	20,710
Non-interest-earning assets	463,972			559,766
Total assets	$21,160,216			$21,355,490
Liabilities
Interest checking accounts	$5,629,272	125,578	4.49%	$6,396,042	120,347	3.79%	20,698	(15,467)	5,231
Money market deposit accounts	3,289,911	74,978	4.58%	2,222,917	40,461	3.67%	11,757	22,760	34,517
Other savings accounts	1,781,746	42,582	4.81%	910,241	16,125	3.57%	7,043	19,414	26,457
Certificates of deposit	2,392,696	59,371	4.99%	4,763,694	103,372	4.38%	12,961	(56,962)	(44,001)
Total interest-bearing deposits (5)	13,093,625	302,509	4.65%	14,292,894	280,305	3.95%	47,043	(24,839)	22,204
Federal funds purchased	—	—	—%	7,624	188	4.97%	—	(188)	(188)
Borrowings	1,480,359	35,268	4.79%	2,074,623	49,442	4.81%	(202)	(13,972)	(14,174)
Total interest-bearing liabilities	14,573,984	337,777	4.66%	16,375,141	329,935	4.06%	46,191	(38,349)	7,842
Non-interest-bearing deposits (5)	4,661,341			3,284,416
Total deposits and borrowings	19,235,325		3.53%	19,659,557		3.38%
Other non-interest-bearing liabilities	234,195			253,376
Total liabilities	19,469,520			19,912,933
Shareholders’ equity	1,690,696			1,442,557
Total liabilities and shareholders’ equity	$21,160,216			$21,355,490
Net interest income		328,038			315,170		$(22,649)	$35,517	$12,868
Tax-equivalent adjustment		787			765
Net interest earnings		$328,825			$315,935
Interest spread			2.93%			2.86%
Net interest margin			3.19%			3.05%
Net interest margin tax equivalent (6)			3.20%			3.06%

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
(5)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.43% and 3.22% for the six months ended June 30, 2024 and 2023, respectively.
(6)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2024 and 2023, presented to approximate interest income as a taxable asset.

Net interest income increased $12.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher average balances and market interest rates on higher interest-earning deposits, higher market interest rates on variable rate loans in specialized lending, consumer installment loans and investments and lower interest expense from lower average balances of borrowings, offset in part by higher interest expense on deposits. Average interest-earning assets decreased by $99.5 million, primarily related to decreases in commercial and industrial loans and leases, primarily in variable rate lower credit risk specialized lending, PPP loans included in other commercial and industrial loans and leases and consumer installment loans as Customers continued its de-risking strategy, partially offset by an increase in interest-earning deposits.
The NIM increased by 14 basis points to 3.20% for the six months ended June 30, 2024 from 3.06% for the six months ended June 30, 2023 resulting primarily from a shift in the mix of interest-earning assets and interest-bearing liabilities in a higher interest rate environment. The shift in the mix of interest-earning assets in higher interest rate environment, mostly due to higher interest rates on variable rate loans in specialized lending, consumer installment loans, interest-earning deposits and investments drove a 21 basis point increase in the yield on interest-earning assets. The NIM increase was partially offset by higher market interest rates on deposits, which drove a 60 basis point increase in the cost of interest-bearing liabilities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Customers’ total cost of funds, including non-interest bearing deposits was 3.53% and 3.38% for the six months ended June 30, 2024 and 2023, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended June 30, 2024, which resulted primarily from the recognition of slight improvements in macroeconomic forecasts and lower consumer installment loan balances held for investment. Customers recorded a provision for credit losses of $17.9 million for loans and leases and $1.6 million for lending-related commitments, respectively, for the three months ended June 30, 2024. Customers recorded a provision for credit losses of $22.4 million for loans and leases, which resulted primarily from increased uncertainty and slightly weaker macroeconomic forecasts, partially offset by lower consumer installment loan balances held for investment, and a benefit to provision for credit losses of $0.3 million for lending-related commitments, respectively, for the three months ended June 30, 2023. Net charge-offs for the three months ended June 30, 2024 were $18.7 million, or 56 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $15.6 million, or 42 basis points of average loans and leases on an annualized basis, for the three months ended June 30, 2023. The net charge-offs of $15.6 million for three months ended June 30, 2023 excluded $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. The increase in net charge-offs for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for commercial and industrial loans.
Customers recorded a provision for credit losses of $33.8 million for loans and leases and $2.0 million for lending-related commitments, respectively, for the six months ended June 30, 2024, which resulted primarily from the recognition of slight improvements in macroeconomic forecasts and lower consumer installment loan balances held for investment. Customers recorded a provision for credit losses of $40.4 million for loans and leases and a benefit to provision of $24 thousand for lending-related commitments, respectively, for the six months ended June 30, 2023. Net charge-offs for the six months ended June 30, 2024 were $36.7 million, or 56 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $34.2 million, or 46 basis points of average loans and leases on an annualized basis, for the six months ended June 30, 2023. The increase in net charge-offs for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for commercial and industrial loans, partially offset by a decrease in charge-offs for non-owner occupied commercial real estate loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended June 30, 2024 and 2023 also included a provision for credit losses of $0.3 million and $1.3 million on certain asset-backed securities and corporate notes, respectively, included in our investment securities available for sale. The provision for credit losses on certain asset-backed securities and corporate notes included in our investment securities available for sale was $1.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Commercial lease income	$10,282	$8,917	$1,365	15.3%	$19,965	$18,243	$1,722	9.4%
Loan fees	5,233	4,271	962	22.5%	10,513	8,261	2,252	27.3%
Bank-owned life insurance	2,007	4,997	(2,990)	(59.8)%	5,268	7,644	(2,376)	(31.1)%
Mortgage finance transactional fees	1,058	1,376	(318)	(23.1)%	2,004	2,450	(446)	(18.2)%
Net gain (loss) on sale of loans	(238)	(761)	523	(68.7)%	(228)	(761)	533	(70.0)%
Loss on sale of capital call lines of credit	—	(5,037)	5,037	(100.0)%	—	(5,037)	5,037	(100.0)%
Net gain (loss) on sale of investment securities	(719)	—	(719)	NM	(749)	—	(749)	NM
Unrealized gain on equity method investments	11,041	—	11,041	NM	11,041	—	11,041	NM
Other	2,373	2,234	139	6.2%	4,454	3,318	1,136	34.2%
Total non-interest income	$31,037	$15,997	$15,040	94.0%	$52,268	$34,118	$18,150	53.2%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $1.4 million increase in commercial lease income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from the growth of Customers’ equipment finance business.
The $1.7 million increase in commercial lease income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $1.0 million increase in loan fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from increases in fees earned on unused lines of credit and other fees from commercial and consumer borrowers.
The $2.3 million increase in loan fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from increases in fees earned on unused lines of credit and other fees from commercial and consumer borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $3.0 million decrease in bank-owned life insurance income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from a decrease in death benefits paid by insurance carriers under the policies.
The $2.4 million decrease in bank-owned life insurance income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from a decrease in death benefits paid by insurance carriers under the policies.

Net gain (loss) on sale of loans
The $0.5 million decrease in net loss on sale of loans for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from a loss of $0.2 million, inclusive of transaction costs, on sale of $23.7 million in commercial and industrial loans for the three months ended June 30, 2024, compared to $0.4 million in gains on sales of $66.2 million of SBA loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs for the three months ended June 30, 2023. Customers has continued to build out its held-for-sale strategy in 2024 in which we accumulate loans with the intent to sell in the future. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains from sales of loans in 2024 given the significant uncertainty in the capital markets.
The $0.5 million decrease in net loss on sale of loans for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from a loss of $0.2 million, inclusive of transaction costs, on sale of $23.7 million in commercial and industrial loans for the six months ended June 30, 2024, compared to $0.4 million in gains on sales of $66.2 million of SBA loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to third-party sponsored VIEs for the six months ended June 30, 2023. Customers has continued to build out our held-for-sale strategy in 2024 in which we accumulate loans with the intent to sell in the future. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains from sales of loans in 2024 given the significant uncertainty in the capital markets.
Loss on sale of capital call lines of credit
The $5.0 million decrease in realized loss from the sale of capital call lines of credit for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within specialized lending, inclusive of accrued interest and unamortized deferred loan origination costs for the three months ended June 30, 2023, compared to no such sales for the three months ended June 30, 2024. Customers decided to exit completely the non-strategic, short-term syndicated call lines of credit with borrowers that Customers had no deposit relationships during the three months ended June 30, 2023.
The $5.0 million decrease in realized loss from the sale of capital call lines of credit for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within specialized lending, inclusive of accrued interest and unamortized deferred loan origination costs for the six months ended June 30, 2023, compared to no such sales for the six months ended June 30, 2024. Customers decided to exit completely the non-strategic, short-term syndicated capital call lines of credit with borrowers that Customers had no deposit relationships during the six months ended June 30, 2023.
Net gain (loss) on sale of investment securities
The $0.7 million increase in net loss on sale of investment securities for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflects net losses realized from the sales of $218.7 million in AFS debt securities for the three months ended June 30, 2024, compared to no such sales during the three months ended June 30, 2023. There can be no assurance that Customers will realize gains from sales of investment securities in 2024, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
The $0.7 million increase in net loss on sale of investment securities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects net losses realized from the sales of $240.7 million in AFS debt securities for the six months ended June 30, 2024, compared to no such sales during the six months ended June 30, 2023. There can be no assurance that Customers will realize gains from sales of investment securities in 2024, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Unrealized gain on equity method investments
The $11.0 million increase in unrealized gain on the equity method investments for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflects unrealized gain from the equity method investment with a fair value of $16.0 million purchased at a discount during the three months ended June 30, 2024.

The $11.0 million increase in unrealized gain on the equity method investments for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects unrealized gain from the equity method investment with a fair value of $16.0 million purchased at a discount during the six months ended June 30, 2024.
Customers accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when Customers owns between 20% and 50% of a corporation, or when it has greater than 3% to 5% interest in a limited partnership or similarly structured entity. Under the equity method, Customers records its equity ownership share of net income or loss of the investee within other non-interest income. Investments accounted for under the equity method of accounting are included within other assets on the consolidated balance sheets.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Salaries and employee benefits	$44,947	$33,120	$11,827	35.7%	$80,972	$65,465	$15,507	23.7%
Technology, communication and bank operations	16,227	16,407	(180)	(1.1)%	38,131	32,996	5,135	15.6%
Commercial lease depreciation	7,829	7,328	501	6.8%	15,799	15,203	596	3.9%
Professional services	6,104	9,192	(3,088)	(33.6)%	12,457	16,788	(4,331)	(25.8)%
Loan servicing	3,516	4,777	(1,261)	(26.4)%	7,547	9,438	(1,891)	(20.0)%
Occupancy	3,120	2,519	601	23.9%	5,467	5,279	188	3.6%
FDIC assessments, non-income taxes and regulatory fees	10,236	9,780	456	4.7%	23,705	12,508	11,197	89.5%
Advertising and promotion	1,254	546	708	129.7%	1,936	1,595	341	21.4%
Other	10,219	5,628	4,591	81.6%	16,607	10,158	6,449	63.5%
Total non-interest expense	$103,452	$89,297	$14,155	15.9%	$202,621	$169,430	$33,191	19.6%
Salaries and employee benefits
The $11.8 million increase in salaries and employee benefits for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from an increase in average full-time equivalent team members including the addition of 10 new banking teams, annual merit increases, incentives and severance.
The $15.5 million increase in salaries and employee benefits for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from an increase in average full-time equivalent team members including the addition of 10 new banking teams, annual merit increases, incentives and severance.
Technology, communication and bank operations
The $0.2 million decrease in technology, communication and bank operations expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from a decrease in deposit servicing-related expenses resulting from lower servicing fees, partially offset by an increase of $4.2 million in fees for software, software as a service and processing fees.
The $5.1 million increase in technology, communication and bank operations expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from an increase of $7.1 million in fees for software, software as a service and processing fees, partially offset by a decrease in deposit servicing-related expenses resulting from lower servicing fees and other technology related expenses.
Customers incurred expenses of $3.4 million and $7.3 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the three months ended June 30, 2024 and 2023, respectively. Customers incurred expenses of $14.1 million and $14.9 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the six months ended June 30, 2024 and 2023, respectively. The deposit servicing fees of $14.1 million incurred to BM Technologies for the six months ended June 30, 2024 included $7.1 million for periods prior to 2024.

Professional services
The $3.1 million decrease in professional services for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from decreases in legal and consulting fees.
The $4.3 million decrease in professional services for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from decreases in legal and consulting fees.
Loan servicing
The $1.3 million decrease in loan servicing for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from lower balances in loan portfolios serviced by third parties.
The $1.9 million decrease in loan servicing for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from lower balances in loan portfolios serviced by third parties.
FDIC assessments, non-income taxes and regulatory fees
The $0.5 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from an increase in FDIC assessment rates.
The $11.2 million increase in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from an increase in FDIC assessment rates, FDIC premiums of $4.2 million relating to periods prior to 2024 and an increase in the estimated FDIC special assessments of $0.7 million. In November 2023, FDIC issued a final rule to implement a special assessment of 3.36 basis points on the uninsured deposits in excess of $5 billion as of December 31, 2022 to recover the losses arising from the closures of Silicon Valley Bank and Signature Bank in early March 2023. Customers recorded an additional special assessment of $0.7 million based on the updated estimate of the losses from the FDIC for the six months ended June 30, 2024. The special assessment will be paid over eight quarterly periods beginning in the first quarter 2024. Customers had approximately $6.4 billion in uninsured deposits as of December 31, 2022. The total special assessment amount to be paid by Customers may vary based on collections ultimately received by the FDIC to recover its losses.
Other non-interest expense
The $4.6 million increase in other non-interest expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from increases in fees paid to a fintech company related to consumer installment loans originated and held for sale as a part of the Bank’s held for sale strategy and the provision for credit losses on unfunded lending-related commitments.
The $6.4 million increase in other non-interest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from an increase in fees paid to a fintech company related to consumer installment loans originated and held for sale as a part of the Bank’s held for sale strategy and the provision for credit losses on unfunded lending-related commitments.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Income before income tax expense	$77,117	$68,342	$8,775	12.8%	$142,494	$136,626	$5,868	4.3%
Income tax expense	19,032	20,768	(1,736)	(8.4)%	34,683	35,331	(648)	(1.8)%
Effective tax rate	24.68%	30.39%			24.34%	25.86%

The $1.7 million decrease in income tax expense for the three months ended June 30, 2024, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million for the three months ended June 30, 2023, partially offset by higher pre-tax income. The decrease in the effective tax rate for the three months ended June 30, 2024, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies for the three months ended June 30, 2023.
The $0.6 million decrease in income tax expense for the six months ended June 30, 2024, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies of $4.1 million for the six months ended June 30, 2023, partially offset by higher pre-tax income and a decrease in estimated income tax credits. The decrease in the effective tax rate for the six months ended June 30, 2024, when compared to the same period in the prior year, primarily resulted from tax expense on surrendered bank-owned life insurance policies for the six months ended June 30, 2023, partially offset by a decrease in estimated income tax credits for the year ending December 31, 2024.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.8 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. Preferred stock dividends were $7.6 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2024 and 2023.
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
Financial Condition
General
Customers’ total assets were $20.9 billion at June 30, 2024. This represented a decrease of $373.3 million from total assets of $21.3 billion at December 31, 2023. The decrease in total assets was primarily driven by decreases of $797.8 million in cash and cash equivalents and $140.4 million in investment securities held to maturity, partially offset by increases of $290.3 million in loans and leases receivable, $106.0 million in investment securities, at fair value, $104.8 million in loans receivable, mortgage finance, at fair value and $35.4 million in loans held for sale.
Total liabilities were $19.2 billion at June 30, 2024. This represented a decrease of $481.8 million from $19.7 billion at December 31, 2023. The decrease in total liabilities primarily resulted from decreases of $242.1 million in total deposits, $184.9 million in FHLB advances and $55.0 million in accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023	Change	% Change
Cash and cash equivalents	$3,048,587	$3,846,346	$(797,759)	(20.7)%
Investment securities, at fair value	2,511,650	2,405,640	106,010	4.4%
Investment securities held to maturity	962,799	1,103,170	(140,371)	(12.7)%
Loans held for sale	375,724	340,317	35,407	10.4%
Loans and leases receivable	12,254,204	11,963,855	290,349	2.4%
Loans receivable, mortgage finance, at fair value	1,002,711	897,912	104,799	11.7%
Allowance for credit losses on loans and leases	(132,436)	(135,311)	2,875	(2.1)%
Bank-owned life insurance	293,108	292,193	915	0.3%
Other assets	410,916	366,829	44,087	12.0%
Total assets	20,942,975	21,316,265	(373,290)	(1.8)%
Total deposits	17,678,093	17,920,236	(242,143)	(1.4)%
FHLB advances	1,018,349	1,203,207	(184,858)	(15.4)%
Other borrowings	123,970	123,840	130	0.1%
Subordinated debt	182,370	182,230	140	0.1%
Accrued interest payable and other liabilities	193,328	248,358	(55,030)	(22.2)%
Total liabilities	19,196,110	19,677,871	(481,761)	(2.4)%
Total shareholders’ equity	1,746,865	1,638,394	108,471	6.6%
Total liabilities and shareholders’ equity	$20,942,975	$21,316,265	$(373,290)	(1.8)%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $45.0 million and $45.2 million at June 30, 2024 and December 31, 2023, respectively. Cash and due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.0 billion and $3.8 billion at June 30, 2024 and December 31, 2023, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment and risk management decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits from December 31, 2023 primarily resulted from deploying excess cash into loans and investment securities.
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
At June 30, 2024, investment securities at fair value totaled $2.5 billion compared to $2.4 billion at December 31, 2023. The increase primarily resulted from purchases of $599.3 million in asset-backed securities, agency mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations and corporate notes and an increase in the fair value of AFS debt securities, or a decrease in unrealized losses of $3.6 million primarily due to changes in market interest rates and credit spreads, partially offset by the maturities, calls and principal repayments totaling $259.7 million and the sales of $240.7 million of asset-backed securities, collateralized loan obligations, corporate notes and private label collateralized mortgage obligations for the six months ended June 30, 2024.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $0.3 million and $1.4 million on certain asset-backed securities and corporate notes included in our investment securities at fair value for the three and six months ended June 30, 2024. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	June 30, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	2.12%	2.12%
Agency-guaranteed residential mortgage-backed securities	—	—	—	5.55	5.55
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	3.40	3.40
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	3.91	3.91
Collateralized loan obligations	—	—	—	6.96	6.96
Commercial mortgage-backed securities	—	—	—	6.60	6.60
Corporate notes	10.07	6.63	5.92	—	6.72
Private label collateralized mortgage obligations	—	—	—	3.71	3.71
Weighted-average yield	10.07%	6.63%	5.92%	3.50%	5.18%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At June 30, 2024, investment securities held to maturity totaled $1.0 billion compared to $1.1 billion at December 31, 2023. The decrease in investment securities held to maturity primarily resulted from the maturities, calls and principal repayments totaling $142.8 million for the six months ended June 30, 2024.
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

	June 30, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.94%	5.94%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.80	1.80
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.89	1.89
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.17	2.17
Private label collateralized mortgage obligations	—	—	—	4.63	4.63
Weighted-average yield	—%	—%	—%	4.33%	4.33%
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
As of June 30, 2024, Customers had $12.0 billion in commercial loans outstanding, totaling approximately 87.9% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage finance, at fair value, compared to commercial loans outstanding of $11.5 billion, comprising approximately 86.8% of its total loan and lease portfolio at December 31, 2023.
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
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of June 30, 2024 and December 31, 2023, mortgage finance loans totaled $1.0 billion and $897.9 million, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.

Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of June 30, 2024 and December 31, 2023, Customers had $614.0 million and $547.0 million, respectively, of equipment finance loans outstanding. As of June 30, 2024 and December 31, 2023, Customers had $222.2 million and $205.7 million, respectively, of equipment finance leases outstanding. As of June 30, 2024 and December 31, 2023, Customers had $198.1 million and $205.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $81.4 million and $77.7 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of June 30, 2024, Customers had multifamily loans of $2.1 billion outstanding, comprising approximately 15.2% of the total loan and lease portfolio, compared to $2.1 billion, or approximately 16.2% of the total loan and lease portfolio, at December 31, 2023.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. Customers has continued to build out its held for sale strategy in 2024 in which we accumulate loans with the intent to sell in the future while reducing consumer installment loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of June 30, 2024, Customers had $1.6 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 12.1% of the total loan and lease portfolio, compared to $1.7 billion, or 13.2% of the total loan and lease portfolio, as of December 31, 2023.
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Purchases (1)
Specialized lending	$—	$631,252	$—	$631,252
Other commercial and industrial	—	4,863	7,403	10,308
Commercial real estate owner occupied	—	—	—	2,867
Residential real estate	—	—	—	4,238
Personal installment (2)	43,241	—	43,241	—
Total	$43,241	$636,115	$50,644	$648,665
Sales (3)
Specialized lending (4)	$—	$287,185	$—	$287,185
Other commercial and industrial (5)	23,708	47,358	23,708	47,358
Commercial real estate owner occupied (5)	—	18,851	—	18,851
Commercial real estate non-owner occupied	—	16,000	—	16,000
Other installment	—	154,042	—	154,042
Total	$23,708	$523,436	$23,708	$523,436
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.5% and 85.1% of the loans’ unpaid principal balance for the three months ended June 30, 2024 and 2023, respectively. The purchase price was 99.6% and 85.5% of the loans' unpaid principal balance for the six months ended June 30, 2024 and 2023, respectively.

(2)Installment loan purchases for the three and six months ended June 30, 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the three months ended June 30, 2024 and 2023, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.4 million, respectively, included in net gain (loss) on sale of loans in the consolidated statements of income. For the six months ended June 30, 2024 and 2023, sales of loans held for investment resulted in net losses of $0.2 million and net gains of $0.4 million, respectively.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in the consolidated statements of income for the three and six months ended June 30, 2023.
(5)Primarily sales of SBA loans for the three and six months ended June 30, 2023.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2024 and December 31, 2023 was as follows:

(amounts in thousands)	June 30, 2024	December 31, 2023
Residential mortgage loans, at fair value	$2,684	$1,215
Personal installment loans, at lower of cost or fair value	125,598	151,040
Other installment loans, at fair value	247,442	188,062
Total loans held for sale	$375,724	$340,317
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2024	December 31, 2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,528,745	$5,006,693
Other commercial and industrial (2)	1,212,247	1,279,147
Multifamily	2,067,332	2,138,622
Commercial real estate owner occupied	805,779	797,319
Commercial real estate non-owner occupied	1,202,606	1,177,650
Construction	163,409	166,393
Total commercial loans and leases receivable	10,980,118	10,565,824
Consumer:
Residential real estate	481,503	484,435
Manufactured housing	35,901	38,670
Installment:
Personal	474,481	555,533
Other	282,201	319,393
Total consumer loans receivable	1,274,086	1,398,031
Loans and leases receivable	12,254,204	11,963,855
Loans receivable, mortgage finance, at fair value	1,002,711	897,912
Allowance for credit losses on loans and leases	(132,436)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$13,124,479	$12,726,456
(1)Includes direct finance equipment leases of $222.2 million and $205.7 million at June 30, 2024 and December 31, 2023, respectively.
(2)Includes PPP loans of $38.3 million and $74.7 million at June 30, 2024 and December 31, 2023, respectively.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(15.1) million and $(22.7) million at June 30, 2024 and December 31, 2023, respectively.

Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2024, all of Customers’ mortgage finance loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.0 billion and $897.9 million at June 30, 2024 and December 31, 2023, respectively.
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
The provision for credit losses on loans and leases was $17.9 million and $33.8 million for the three and six months ended June 30, 2024, respectively. The provision for credit losses on loans and leases was $22.4 million and $40.4 million for the three and six months ended June 30, 2023, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value) was $132.4 million, or 1.08% of loans and leases receivable at June 30, 2024, and $135.3 million or 1.13% of loans and leases receivable at December 31, 2023.
The decrease in the ACL resulted primarily from slight improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. Net charge-offs were $18.7 million for the three months ended June 30, 2024, an increase of $3.1 million compared to the same period in 2023. Net charge-offs were $36.7 million for the six months ended June 30, 2024, an increase of $2.5 million compared to the same period in 2023. The net charge-offs for three and six months ended June 30, 2023 exclude $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. The increase in net charge-offs, excluding the charge-offs for certain PCD loans acquired from the FDIC, was primarily due to higher charge-offs for commercial and industrial loans, partially offset by a decrease in charge-offs for non-owner occupied commercial real estate loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2024
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296
Charge-offs (3)	(7,348)	(1,433)	—	—	—	—	—	(13,943)	(22,724)
Recoveries (3)	1,683	—	—	—	7	20	—	2,303	4,013
Provision (benefit) for credit losses on loans and leases	6,383	3,778	(1,770)	(354)	(17)	(843)	(66)	10,740	17,851
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Six Months Ended June 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (3)	(12,744)	(1,906)	(22)	—	—	(19)	—	(30,860)	(45,551)
Recoveries (3)	3,407	—	—	—	7	21	—	5,437	8,872
Provision (benefit) for credit losses on loans and leases	9,555	6,215	(1,429)	1,107	367	(704)	(145)	18,838	33,804
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2024	(0.37)%	(0.28)%	—%	—%	0.02%	0.02%	—%	(5.95)%	(0.64)%
Six Months Ended June 30, 2024	(0.30)%	(0.18)%	(0.01)%	—%	0.01%	0.00%	—%	(6.32)%	(0.63)%

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2023
Ending Balance, March 31, 2023	$20,050	$15,084	$8,472	$11,032	$2,336	$6,853	$4,339	$62,115	$130,281
Allowance for credit losses on FDIC PCD loans, net of charge-offs (4)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (3)	(432)	(1,448)	—	(288)	—	(27)	—	(16,384)	(18,579)
Recoveries (3)	174	—	34	22	—	3	—	2,782	3,015
Provision (benefit) for credit losses on loans and leases	6,724	1,764	1,709	2,729	303	17	(1)	9,118	22,363
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656
Six Months Ended June 30, 2023
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (4)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (3)	(592)	(1,448)	—	(4,527)	—	(27)	—	(33,099)	(39,693)
Recoveries (3)	405	—	34	27	116	5	—	4,891	5,478
Provision (benefit) for credit losses on loans and leases	9,121	2,307	3,727	6,776	610	774	(92)	17,148	40,371
Ending Balance, June 30, 2023	$29,092	$15,400	$10,215	$13,495	$2,639	$6,846	$4,338	$57,631	$139,656

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2023	(0.02)%	(0.27)%	0.02%	(0.09)%	—%	(0.02)%	—%	(4.46)%	(0.48)%
Six Months Ended June 30, 2023	(0.01)%	(0.13)%	0.01%	(0.73)%	0.13%	(0.01)%	—%	(4.40)%	(0.51)%
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
(4)Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a venture banking loan portfolio (included within specialized lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
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

Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”) primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the total loan and lease portfolio as of June 30, 2024.
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

Asset Quality at June 30, 2024

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$6,740,992	$6,731,771	$3,712	$21	$5,488	$—	$5,488	0.08%	0.08%
Multifamily	2,067,332	2,053,330	—	—	14,002	—	14,002	0.68%	0.68%
Commercial real estate owner occupied	805,779	796,054	113	—	9,612	—	9,612	1.19%	1.19%
Commercial real estate non-owner occupied	1,202,606	1,196,470	6,074	—	62	—	62	0.01%	0.01%
Construction	163,409	163,409	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	10,980,118	10,941,034	9,899	21	29,164	—	29,164	0.27%	0.27%
Residential	481,503	468,288	5,036	—	8,179	—	8,179	1.70%	1.70%
Manufactured housing	35,901	32,387	967	500	2,047	64	2,111	5.70%	5.87%
Installment	756,682	738,551	12,517	—	5,614	—	5,614	0.74%	0.74%
Total consumer loans receivable	1,274,086	1,239,226	18,520	500	15,840	64	15,904	1.24%	1.25%
Loans and leases receivable	12,254,204	12,180,260	28,419	521	45,004	64	45,068	0.37%	0.37%
Loans receivable, mortgage finance, at fair value	1,002,711	1,002,711	—	—	—	—	—	—%	—%
Total loans held for sale	375,724	366,754	6,594	—	2,376	—	2,376	0.63%	0.63%
Total portfolio	$13,632,639	$13,549,725	$35,013	$521	$47,380	$64	$47,444	0.35%	0.35%

Asset Quality at June 30, 2024 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$6,740,992	$5,488	$23,721	0.35%	432.23%
Multifamily	2,067,332	14,002	20,652	1.00%	147.49%
Commercial real estate owner occupied	805,779	9,612	8,431	1.05%	87.71%
Commercial real estate non-owner occupied	1,202,606	62	17,966	1.49%	28977.42%
Construction	163,409	—	1,856	1.14%	—%
Total commercial loans and leases receivable	10,980,118	29,164	72,626	0.66%	249.03%
Residential	481,503	8,179	5,884	1.22%	71.94%
Manufactured housing	35,901	2,047	4,094	11.40%	200.00%
Installment	756,682	5,614	49,832	6.59%	887.64%
Total consumer loans receivable	1,274,086	15,840	59,810	4.69%	377.59%
Loans and leases receivable	12,254,204	45,004	132,436	1.08%	294.28%
Loans receivable, mortgage finance, at fair value	1,002,711	—	—	—%	—%
Total loans held for sale	375,724	2,376	—	—%	—%
Total portfolio	$13,632,639	$47,380	$132,436	0.97%	279.52%
(1)    Includes PPP loans of $38.3 million within commercial and industrial, including specialized lending, and classified as current. PPP loans of $0.6 million were 30-59 days past due and $20.6 million were 60 days or more past due as of June 30, 2024. PPP loans were $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.

The total loan and lease portfolio was $13.6 billion at June 30, 2024 compared to $13.2 billion at December 31, 2023, and $47.4 million, or 0.35% of loans and leases, were non-performing at June 30, 2024 compared to $27.1 million, or 0.21% of loans and leases, at December 31, 2023. The total loan and lease portfolio was supported by an ACL of $132.4 million (279.52% of NPLs and 0.97% of total loans and leases) and $135.3 million (499.12% of NPLs and 1.02% of total loans and leases), at June 30, 2024 and December 31, 2023, respectively.

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
Customers Bank also provides TassatPayTM instant blockchain-based digital payments platform via CBITTM, which allows clients to make instant payments in U.S. dollars. CBIT may only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. As of June 30, 2024 and December 31, 2023, Customers Bank held $2.7 billion and $2.8 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of June 30, 2024, substantially all the CBIT-related deposit accounts are non-interest bearing. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account established for the CBIT instant payments platform, which had an outstanding balance of $1.2 billion and $826.9 million at June 30, 2024 and December 31, 2023, respectively.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023	Change	% Change
Demand, non-interest bearing	$4,474,862	$4,422,494	$52,368	1.2%
Demand, interest bearing	5,894,056	5,580,527	313,529	5.6%
Savings, including MMDA	5,113,476	4,629,336	484,140	10.5%
Non-time deposits	15,482,394	14,632,357	850,037	5.8%
Time deposits	2,195,699	3,287,879	(1,092,180)	(33.2)%
Total deposits	$17,678,093	$17,920,236	$(242,143)	(1.4)%
Total deposits were $17.7 billion at June 30, 2024, a decrease of $242.1 million, or 1.4%, from $17.9 billion at December 31, 2023. The decrease in total deposits was primarily due to a decrease in time deposits of $1.1 billion, or 33.2%, to $2.2 billion at June 30, 2024, from $3.3 billion at December 31, 2023. The decrease was partially offset by increases in savings, including MMDA of $484.1 million, or 10.5%, to $5.1 billion at June 30, 2024, from $4.6 billion at December 31, 2023, interest bearing demand deposits of $313.5 million, or 5.6%, to $5.9 billion at June 30, 2024, from $5.6 billion at December 31, 2023 and non-interest bearing demand deposits of $52.4 million, or 1.2%, to $4.5 billion at June 30, 2024 from $4.4 billion at December 31, 2023.
The total amount of estimated uninsured deposits totaled $6.0 billion and $5.4 billion at June 30, 2024 and December 31, 2023, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $501.2 million and $186.3 million at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, the Bank had $1.3 billion and $1.1 billion in deposits, respectively, to which it had pledged $1.4 billion and $1.1 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.

Short-term debt
There were no short-term debt outstanding at June 30, 2024 and December 31, 2023.

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances (1)(2)	$1,018,349	4.19%	$1,203,207	3.91%
Total long-term FHLB and FRB advances	$1,018,349		$1,203,207
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $950.0 million with maturities ranging from March 2025 to March 2028, and variable rate long-term advances from FHLB of $75.0 million with maturities ranging from March 2029 to June 2029 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at June 30, 2024.
(2)    Includes $(6.7) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2024 and December 31, 2023, respectively. Refer to “NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Total maximum borrowing capacity with the FHLB	$3,345,182	$3,474,347
Total maximum borrowing capacity with the FRB	4,283,486	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,481,379	8,575,137
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2024 and December 31, 2023 were as follows:

		June 30, 2024	December 31, 2023
(dollars in thousands)
Issued by	Ranking	Carrying Amount	Carrying Amount	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$98,998	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	24,972	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$123,970	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,857	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,513	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,370	$182,230
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
(4)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,686	35,459	227	0.6%
Additional paid in capital	567,345	564,538	2,807	0.5%
Retained earnings	1,259,808	1,159,582	100,226	8.6%
Accumulated other comprehensive income (loss), net	(131,358)	(136,569)	5,211	(3.8)%
Treasury stock	(122,410)	(122,410)	—	—%
Total shareholders' equity	$1,746,865	$1,638,394	$108,471	6.6%
Shareholders’ equity increased $108.5 million, or 6.6%, to $1.7 billion at June 30, 2024 when compared to shareholders’ equity of $1.6 billion at December 31, 2023. The increase primarily resulted from increases of $100.2 million in retained earnings and $5.2 million in accumulated other comprehensive income (loss), net.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2024.
The increase in retained earnings resulted from net income of $107.8 million, partially offset by preferred stock dividends of $7.6 million for the six months ended June 30, 2024.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $3.6 million in unrealized losses on AFS debt securities due to changes in interest rates and credit spreads and income tax effect of $0.9 million during the six months ended June 30, 2024.
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The Company’s previously authorized common stock repurchase program, the Share Repurchase Program, authorized on August 25, 2021, subsequently expired on September 27, 2023. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased. Customers Bancorp did not purchase any shares of its common stock under the 2024 Share Repurchase Program during the six months ended June 30, 2024.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $1.6 million and $2.0 million during the three and six months ended June 30, 2024, respectively, resulting in an ACL of $4.9 million as of June 30, 2024. Customers had an ACL on unfunded lending-related commitments of $2.9 million as of December 31, 2023.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of June 30, 2024. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS” and “NOTE 10 – BORROWINGS” to Customers’ unaudited consolidated financial statements for additional information.

At June 30, 2024, Customers had $3.0 billion of cash on hand and $3.5 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with approximately $8.3 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 138% of uninsured deposits and approximately 182% of uninsured deposits less collateralized and affiliate deposits at June 30, 2024. Our loan to deposit ratio was 77% at June 30, 2024. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of June 30, 2024, Customers’ borrowing capacity with the FHLB was $3.3 billion, of which $1.0 billion was utilized in borrowings and $1.4 billion of available capacity was utilized to collateralize deposits. As of December 31, 2023, Customers’ borrowing capacity with the FHLB was $3.5 billion, of which $1.2 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize deposits. As of June 30, 2024 and December 31, 2023, Customers’ borrowing capacity with the FRB was $4.3 billion and $3.4 billion, respectively. None of this capacity was utilized as of June 30, 2024 and December 31, 2023.
Customers Bank provides blockchain-based digital payments via CBIT, which allows clients to make instant payments in U.S. dollars. CBIT may only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT is not listed or traded on any digital currency exchange. As of June 30, 2024 and December 31, 2023, Customers Bank held $2.7 billion and $2.8 billion, respectively, of deposits from customers participating in CBIT, which are reported as deposit liabilities in the consolidated balance sheets. As of June 30, 2024, substantially all the CBIT-related deposit accounts are non-interest bearing.
The CBIT instant payments platform provides a closed-system for intrabank commercial transactions and is not intended to be a trading platform for tokens or digital assets. CBIT tokens are used only in connection with the CBIT instant payments platform and are not securities for purposes of applicable securities laws. There are no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT is minted with precisely one U.S. dollar equivalent, and those dollars are held in a non-interest bearing omnibus deposit account until the CBIT is burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform is always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and is reported as a deposit liability in the consolidated balance sheet. The deposits from customers participating in CBIT include the omnibus deposit account, which had an outstanding balance of $1.2 billion and $826.9 million at June 30, 2024 and December 31, 2023, respectively.
The table below summarizes Customers’ cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$(12,743)	$107,005	$(119,748)	(111.9)%
Net cash provided by (used in) investing activities	(358,319)	1,600,106	(1,958,425)	(122.4)%
Net cash provided by (used in) financing activities	(426,697)	992,307	(1,419,004)	(143.0)%
Net increase (decrease) in cash and cash equivalents	$(797,759)	$2,699,418	$(3,497,177)	(129.6)%
Cash flows provided by (used in) operating activities
Cash used in operating activities of $12.7 million for the six months ended June 30, 2024 resulted from originations and purchases of loans held for sale of $694.8 million, a decrease in accrued interest payable and other liabilities of $54.7 million and an increase in accrued interest receivable and other assets of $43.9 million, partially offset by proceeds from the sales and repayments of loans held for sale of $655.7 million, net income of $107.8 million net non-cash operating adjustments of $17.2 million.
Cash provided by operating activities of $107.0 million for the six months ended June 30, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $313.7 million, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to third-party sponsored VIEs during the six months ended June 30, 2023, net income of $101.3 million, an increase in accrued interest payable and other liabilities of $38.5 million and net non-cash operating adjustments of $34.0 million, partially offset by originations and purchases of loans held for sale of $309.6 million and an increase in accrued interest receivable and other assets of $70.8 million. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information on the sale of consumer installment loans held for sale to third-party sponsored VIEs.

Cash flows provided by (used in) investing activities
Cash used in investing activities of $358.3 million for the six months ended June 30, 2024 primarily resulted from purchases of investment securities available for sale of $599.3 million, net increase in loans and leases, excluding mortgage finance loans of $276.2 million, net origination of mortgage finance loans of $108.3 million, purchases of loans of $50.6 million and purchases of leased assets under lessor operating leases of $19.6 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $259.7 million and held to maturity of $142.8 million, proceeds from sales of investment securities available for sale of $240.7 million, proceeds from sales of loans and leases of $23.7 million, net proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock of $18.3 million and proceeds from sales of leased assets under lessor operating leases of $13.7 million.
Cash provided by investing activities of $1.6 billion for the six months ended June 30, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage finance loans of $1.3 billion primarily from PPP loan forgiveness and guarantee payments by the SBA, proceeds from the sales of loans and leases of $397.1 million including the sales of capital call lines of credit held for investment, proceeds from net repayments of mortgage finance loans of $347.2 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $156.3 million and held to maturity of $94.3 million and proceeds from surrenders of BOLI of $55.2 million, partially offset by purchases of loans of $600.7 million including loans purchased from the FDIC, purchases of investment securities held to maturity of $73.1 million, net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $52.0 million, and purchases of leased asset under lessor operating leases of $14.9 million.
Cash flows provided by (used in) financing activities
Cash used in financing activities of $426.7 million for the six months ended June 30, 2024 primarily resulted from repayments of long-term borrowed funds from the FHLB and the FRB of $250.0 million and a net decrease in deposits of $239.8 million, partially offset by proceeds from long-term borrowed funds from the FHLB and the FRB of $75.0 million.
Cash provided by financing activities of $992.3 million for the six months ended June 30, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $2.6 billion, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $1.0 billion, a net decrease in short-term borrowed funds from the FHLB of $300.0 million, a net decrease in deposits of $208.7 million and purchases of treasury stock of $39.8 million.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2024 and December 31, 2023, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,750,538	12.786%	$616,080	4.500%	N/A	N/A	$958,346	7.000%
Customers Bank	$1,937,780	14.169%	$615,428	4.500%	$888,952	6.500%	$957,333	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,888,331	13.793%	$821,439	6.000%	N/A	N/A	$1,163,706	8.500%
Customers Bank	$1,937,780	14.169%	$820,571	6.000%	$1,094,095	8.000%	$1,162,476	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,162,965	15.799%	$1,095,252	8.000%	N/A	N/A	$1,437,519	10.500%
Customers Bank	$2,139,557	15.644%	$1,094,095	8.000%	$1,367,619	10.000%	$1,436,000	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,888,331	8.916%	$847,136	4.000%	N/A	N/A	$847,136	4.000%
Customers Bank	$1,937,780	9.160%	$846,161	4.000%	$1,057,701	5.000%	$846,161	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of June 30, 2024, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2025 and December 31, 2024, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at June 30, 2024 and December 31, 2023.
Customers has also estimated changes to that projected twelve-month net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2024 and December 31, 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2024 and December 31, 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending June 30, 2025 and December 31, 2024, resulting from changes in interest rates.
Net change in net interest income

	% Change
Rate Shocks	June 30, 2024	December 31, 2023
Up 3%	5.3%	9.9%
Up 2%	3.5%	6.6%
Up 1%	1.6%	3.6%
Down 1%	(2.5)%	(3.5)%
Down 2%	(5.6)%	(7.2)%
Down 3%	(8.9)%	(11.2)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at June 30, 2024 and December 31, 2023, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2024 and December 31, 2023, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at June 30, 2024 and December 31, 2023, resulting from shocks to interest rates.

	From Base
Rate Shocks	June 30, 2024	December 31, 2023
Up 3%	(8.3)%	(6.2)%
Up 2%	(3.1)%	(3.0)%
Up 1%	(0.3)%	0.3%
Down 1%	(3.4)%	(5.4)%
Down 2%	(9.3)%	(13.2)%
Down 3%	(17.8)%	(23.1)%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2024.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2024, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 15 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2023 Form 10-K and subsequently filed quarterly report on Form 10-Q. There are no material changes from the risk factors included within the 2023 Form 10-K and subsequently filed quarterly report on Form 10-Q, except as further discussed below. The risks described within the 2023 Form 10-K and subsequently filed quarterly report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Significantly heightened regulatory and supervisory expectations and scrutiny in the U.S. have increased our compliance, regulatory and other risks and costs and subject us to legal and regulatory examinations, investigations and enforcement actions.
The regulatory and political environment has generally been challenging for U.S. financial institutions, which have been subject to increased regulatory scrutiny, including in the wake of the failures of several regional banks and other banking stresses in the first half of 2023. The general heightened scrutiny and expectations from regulators could lead to a more stringent regulatory posture by the regulators, investigations and other inquiries, as well as remediation requirements, regulatory and operational restrictions, more regulatory or other enforcement proceedings, civil litigation and substantial compliance, regulatory and other risks and costs. Customers’ regulators have broad powers and discretion under their supervisory authority. A failure to comply with regulators’ expectations and requirements, even if inadvertent, or to resolve any identified deficiencies in a timely and sufficiently satisfactory manner to regulators, could result in increased regulatory oversight; material restrictions, including, among others, imposition of limitations on capital distributions or other business activities or operations; enforcement proceedings; penalties; and fines. Responding to regulatory inquiries and proceedings can be time consuming and costly and divert management attention from Customers’ other business activities. As a result of these regulatory efforts and pressures, like many other financial institutions, from time to time, Customers is subject to public and non-public written agreements, cease and desist orders, consent orders, memoranda of understanding or other enforcement or supervisory actions by its regulators.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three months ended June 30, 2024 pursuant to the 2024 Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
April 1 - April 30, 2024	—	$—	—	—
May 1 - May 31, 2024	—	—	—	—
June 1 - June 30, 2024	—	—	—	497,509
Total	—	$—	—	497,509
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
On August 5, 2024, Customers (i) entered into a written agreement with the FRB (“Written Agreement”) and (ii) agreed to the issuance of a consent order by the Commonwealth of Pennsylvania, Department of Banking and Securities, Bureau of Bank Supervision (“Consent Order”). The Written Agreement and Consent Order relate principally to aspects of compliance risk management, including risk management practices governing digital asset-related services; oversight by the Board of Directors of Customers Bancorp and the Bank; compliance with anti-money laundering regulations under the Bank Secrecy Act; and compliance with the regulations of the Office of Foreign Assets Control. The Board of Directors and management of Customers Bancorp and the Bank have already begun to take steps to address the issues identified in the Written Agreement and Consent Order and are committed to ensuring that all of the requirements of the Written Agreement and Consent Order are met.
The foregoing summary of the Written Agreement and Consent Order is not complete and is qualified in its entirety by reference to the full text of these documents, which are attached as Exhibit 10.2 and Exhibit 10.3, respectively, to this quarterly report, and are incorporated herein by reference.

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

10.1	Third Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 17, 2024

10.2	Written Agreement by and among Customers Bancorp, Inc., Customers Bank and Federal Reserve Bank of Philadelphia on August 5, 2024

10.3	Consent Order by the Commonwealth of Pennsylvania, Department of Banking and Securities, Bureau of Bank Supervision on August 5, 2024

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended June 30, 2024, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 8, 2024	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2024	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer (Principal Financial Officer)