Form 10-K
period 2024-12-31
Customers Bancorp, Inc.
filed 2025-02-28
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,403,452,041 as of June 30, 2024, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 25, 2025, 31,467,244 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
•public health crises and pandemics and their effects on the economic and business environments in which we operate;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the war between Russia and Ukraine and escalating conflict in the Middle East, which could impact economic conditions in the United States;
•the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships;
•the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding;
•higher inflation and its impacts; and the effects of any changes in accounting standards or policies;
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
•technological changes, including acceptance and success of our proprietary B2B instant payments platform, cubiX, which is subject to a variety of factors that are difficult to evaluate;
•changes in consumer spending, borrowing and saving habits;
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
•our ability to manage the risks of change in our deposit and loan mix;
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

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
ACL	Allowance for Credit Losses
AFS	Available for sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BTFP	Bank Term Funding Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CMO	Collateralized Mortgage Obligation
Code	U.S. Internal Revenue Code of 1986, as Amended
CODM	Chief operating decision maker
Commission	United States Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CSR	Corporate Social Responsibility
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
CubiX	Customers Bank’s proprietary B2B instant payments platform

Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Disbursement Business	OneAccount Student Checking and Refund Management Disbursement Services Business
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ	United States Department of Justice
ECOA	Equal Credit Opportunity Act
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974, as Amended
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GDPR	General Data Protection Regulation in the European Union
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	U.S. Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
ISO	International Organization for Standardization
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility

MOU	Memorandum of Understanding
NIST	National Institute of Standards & Technology
NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPI	Non-Public Personal Information
NPL	Non-Performing Loan
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
PATRIOT Act	Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAB	SEC Staff Accounting Bulletin
SAG	Special Assets Group
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
TRAC	Terminal Rental Adjustment Clause
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs
VIE	Variable Interest Entity
VOE	Voting Interest Entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as “Customers” herein. Customers is a forward-thinking bank with strong risk management that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch branch-light strategy that serves its customers through a single-point-of-contact private banking strategy with a focus on community banking businesses, including commercial and industrial and commercial real estate loans (to borrowers in Pennsylvania, New Jersey, New York City, New England and other geographies), multifamily lending, SBA lending and residential mortgage lending. The Bank also serves specialized businesses nationwide, including its specialized lending, mortgage finance loans and commercial equipment financing. The Bank offers digital banking to commercial and consumer businesses nationwide, including payments and treasury services to businesses, consumer loans through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and other locations. The Bank has a diversified lending business consisting of geographically in-market community banking offerings such as commercial and industrial loans, commercial real estate loans, multifamily loans and residential mortgage loans. In addition, on a national level, the Bank also provides financing to specialized banking businesses such as specialized lending, mortgage finance loans, commercial equipment financing and SBA lending. The Bank also offers digital banking to commercial and consumer businesses nationwide, including payments and treasury services to businesses, consumer loans through relationships with fintech companies and Banking-as-a-Service to fintech companies. The Bank’s specialized lending includes fund finance, real estate specialty finance, technology and venture, healthcare and financial institutions group. At December 31, 2024, Customers had total assets of $22.3 billion, including total loans and leases, net of the ACL of $14.5 billion, total deposits of $18.8 billion and shareholders’ equity of $1.8 billion.
Customers differentiates itself through its superior technology capabilities combined with a unique single-point-of-contact business strategy executed by very experienced management teams. Customers’ strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth and opportunistic value-added acquisitions. Customers identifies itself as a forward-thinking bank with strong risk management and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers’ corporate social responsibility, or CSR practices, emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, large corporate clients, not-for-profit organizations and consumers.
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
Current Markets
Customers serve businesses and residents in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The Bank has seven branches mostly in Berks County and Southeastern Pennsylvania. The Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its LPOs. Customers has executive and administrative offices and LPOs serving businesses throughout the United States. The Bank also serves specialized businesses nationwide, including its mortgage finance loans, commercial equipment financing, SBA lending, specialized lending and consumer loans through relationships with fintech companies.
Customers’ target market has been broadly defined in the past as extending from Washington, D.C. to Boston, Massachusetts roughly following Interstate 95. While our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions, the Bank expanded significantly in our national specialized lending verticals through opportunistic acquisitions and team lift-outs in recent years. In 2023, Customers recruited team members that originated a venture banking loan portfolio purchased from the FDIC to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C.

In 2024, Customers onboarded 10 experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. The new teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All newly onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
Customers believes its expanded target markets have highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and opportunistic acquisition strategies. Customers believes that digital delivery without geographic limitations is the future of retail banking.

Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its high-tech/high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on opportunistic acquisitions and team lift-outs that further Customers’ objectives and meet its critical success factors. As Customers evaluates potential acquisition and asset purchase opportunities and team lift-outs, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to successfully compete.
Competitive Strengths
•Experienced and respected management team. An integral element of Customers’ business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team is led by Chairman and CEO, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. During his tenure at Sovereign, Mr. Sidhu established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Team leaders Timothy Romig, Head of Middle Market and Community Banking and Lyle Cunningham, Chief Banking Officer; have over 30 years of experience. In addition, the mortgage finance group, which primarily includes commercial loans (warehouse facilities) to residential mortgage originators is led by Glenn Hedde, President of Warehouse Lending, who brings 30 years of experience in this sector. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives.
•Digital-forward super community bank. On July 1, 2021, Mr. Sam Sidhu became the President and Chief Executive Officer of Customers Bank. Under Mr. Sam Sidhu’s leadership, Customers Bank partnered with several leading fintech companies to establish a technology enabled hybrid banking model, allowing Customers to outperform larger lenders’ efforts to support small businesses during the pandemic through the SBA’s PPP loans. As a result, the executive management team undertook a complete rebranding to reposition Customers as a digital-forward super community bank that provides enterprise and commercial customers the stability and trust inherent in working with an established and regulated financial institution. Fueled by a digital-forward, super community bank hybrid business model, and the Bank’s recent successes, Customers Bank launched other new commercial financial product lines and opened additional offices in key metro markets around the country.

•Unique asset and deposit generation strategies. Customers focuses on local market lending combined with relatively low-risk specialized lending verticals as we expand into new markets across the country. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multifamily and commercial real estate product line that has been primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Through the multifamily and commercial real estate products, Customers primarily earns interest income and generates commercial deposits. Customers also maintains specialized lending businesses, mortgage finance loans and installment loans originated directly or with third-party fintech companies. Customers has significantly expanded its lending and deposit gathering activities through its specialized lending verticals including fund finance (capital call lines and lender finance), real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers’ mortgage finance group is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Through the mortgage finance loans, Customers earns interest and fee income and generates core deposits. Customers’ installment loan business is a national business in which Customers originates directly or purchases installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking products that generate core deposits nationally. Through the installment loans and digital, online savings banking products, Customers earns interest and generates core deposits. The digital-forward super community bank hybrid business model enables Customers to earn interest income and generate core deposits.
•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and participating in lending verticals where historical loss rates are extremely low. Customers is selective with its held for investment consumer installment loan portfolios by focusing on prime borrowers (defined as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. The Bank has been transitioning its consumer installment lending business from a held-for-investment to a held-for-sale strategy to further reduce credit risk. Customers has Special Assets Group (“SAG”) to manage classified and NPAs. As of December 31, 2024, only $43.3 million, or 0.30%, of the Bank’s total loan portfolio was non-performing.
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
•Acquisition expertise. The depth of Customers’ management team and their experience successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers’ team, which includes the acquisition and integration of over 30 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Over the last several years, Customers’ inorganic growth strategy has been primarily focused on hiring highly experienced and seasoned bankers, generally from larger financial institutions, to lead the built-out of lending and deposit gather verticals aligned with their specific expertise. This strategy was most recently employed through the onboarding of a venture banking team that had previously originated and serviced loans acquired from the FDIC and the onboarding of 10 experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. Customers will continue to pursue these team lift-out strategies as well as considered more traditional forms of bank acquisitions when the opportunities present themselves.
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
Segments
Customers operates as a single reportable segment. Refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 23 – BUSINESS SEGMENTS” to Customers’ audited consolidated financial statements.

Products
Customers offers a broad range of traditional loan and deposit banking products and financial services, and non-traditional products and services to its commercial and consumer customers. Customers offers an array of lending products to cater to its customers’ needs, including specialized loans, mortgage finance loans, multifamily and commercial real estate loans, business banking, small business loans, commercial equipment financing, residential mortgage loans and installment loans. Customers also offers traditional deposit products, including commercial and consumer checking accounts, non-interest-bearing and interest-bearing demand accounts, MMDA, savings accounts, time deposit accounts, cash management services and in-house developed B2B instant payments platform, cubiX.
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers’ primary focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA loans), specialized lending, mortgage finance, multifamily and commercial real estate lending and commercial equipment financing, and
•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies and other market place lenders.
Commercial Lending
Customers’ commercial lending activities are broadly divided into the following groups: small and middle market business banking; specialized banking; multifamily and commercial real estate lending; mortgage finance; and SBA lending. This grouping is designed to allow for greater resource deployment, higher standards of risk management, stronger asset quality, lower interest-rate risk and higher productivity levels.
The commercial lending group, including commercial and industrial loans, owner occupied commercial real estate loans and specialized lending, focus on building business relationships that provide a complete offering of financial services customized to the present and future needs of each business customer.
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
Customers’ specialized banking includes commercial equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
In 2023, Customers acquired a venture banking loan portfolio from the FDIC. Customers also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio was combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms was combined with Customers’ existing capital call lines vertical within fund finance.
The goal of mortgage finance loans to mortgage banking businesses is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our mortgage finance loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. During the years ended December 31, 2024 and 2023, Customers Bank funded $22.1 billion and $20.1 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The mortgage finance loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.

Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (including crane and utility), marine, franchise, general manufacturing (including machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2024 and 2023, Customers had $675.4 million and $547.0 million, respectively, of equipment finance loans outstanding. As of December 31, 2024 and 2023, Customers had $262.7 million and $205.7 million, respectively, of equipment finance leases outstanding. As of December 31, 2024 and 2023, Customers had $214.9 million and $205.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $95.1 million and $77.7 million, respectively.
The goal of Customers’ multifamily and commercial real estate lending group is to manage a portfolio of high-quality multifamily and commercial real estate loans within Customers’ covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multifamily property, plus an assignment of all leases related to such property. Customers had $2.3 billion and $2.1 billion of multifamily loans outstanding as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, Customers Bank had $13.2 billion and $11.5 billion, respectively, in commercial loans outstanding, composing approximately 90.1% and 86.8%, respectively, of its total loan portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value and PPP loans. During the years ended December 31, 2024 and 2023, the Bank originated $4.0 billion and $2.9 billion, respectively, of commercial and industrial loans and leases, exclusive of commercial equipment finance loans and leases, multifamily and non-owner occupied commercial real estate loan originations, loans to mortgage originators via warehouse facilities and PPP loans. Customers has helped thousands of small businesses by funding over $10 billion in PPP loans directly or through partnerships and purchases. Customers substantially completed processing forgiveness and guarantee claims for the PPP in early 2023. Customers had $22.8 million and $74.7 million of PPP loans outstanding as of December 31, 2024 and 2023, respectively, which are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met.
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
In 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash.
In 2023, Customers sold $556.7 million of personal and other installment loans that were classified as held for sale, inclusive of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash.
As of December 31, 2024 and 2023, Customers had $1.4 billion and $1.7 billion, respectively, in consumer loans outstanding (including consumer loans held for investment and held for sale), comprising 9.9% and 13.2%, respectively, of Customers’ total loan portfolio. During the years ended December 31, 2024 and 2023, Customers purchased $189.4 million and $101.0 million of consumer loans held for investment, respectively. During the years ended December 31, 2024 and 2023, Customers purchased no consumer loans held for sale and $25.0 million of consumer loans held for sale, respectively.
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

Customers Bank has a community outreach program in Philadelphia to finance homeownership in urban communities. As part of this program, Customers is offering an “Affordable Mortgage Product.” This community outreach program is penetrating the underserved population, especially in low-and moderate income neighborhoods. The program includes homebuyer seminars that prepare potential homebuyers for homeownership by teaching money management and budgeting skills, including the financial responsibilities that come with having a mortgage and owning a home. The “Affordable Mortgage Product” is offered throughout Customers’ assessment areas. Customers Bank also offers, FHA, VA, Pennsylvania Housing Finance Agency Finance and Fannie Mae’s HomeReady residential mortgages. In conjunction with community partners, eligible homebuyers may receive various grants for down payment and closing cost assistance.
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
Deposit Products and Other Funding Sources
Customers offers a variety of deposit products to its customers, including checking accounts, savings accounts, MMDA and other deposit accounts, including fixed-rate, fixed-maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. Customers also focuses on specialized businesses as a source of lower-cost core deposits, including property management and mortgage banking businesses, title and escrow funds, health savings accounts, and Section 1031 of the IRS exchange deposits. Using its “high-tech, high-touch” model, Customers has experienced strong growth in core deposits. Customers also utilizes wholesale deposit products, money market accounts and certificates of deposits obtained through listing services and borrowings from the FRB and FHLB as a source of funding.
In 2024, Customers onboarded 10 experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. The new teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All newly onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
In 2021, Customers Bank launched CBITTM on the TassatPayTM blockchain-based instant B2B payments platform, which served a growing array of B2B clients who want the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, and other B2B verticals. In November 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBIT. CBIT could only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT was not listed or traded on any digital currency exchange. The CBIT instant payments platform provided a closed-system for intrabank commercial transactions and was not intended to be a trading platform for tokens or digital assets. CBIT tokens were used only in connection with the CBIT instant payments platform and were not securities for purposes of applicable securities laws. There were no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT was minted with precisely one U.S. dollar equivalent, and those dollars were held in a non-interest bearing omnibus deposit account until the CBIT was burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform was always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and was reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT included the omnibus deposit account established for the CBIT instant payments platform, which had no outstanding balance and $826.9 million at December 31, 2024 and 2023, respectively. The deposits from customers who participated in CBIT, including the omnibus deposit account established for the CBIT instant payments platform, had an outstanding balance of $2.8 billion at December 31, 2023. The deposits from these customers who transitioned to cubiX was $3.6 billion at December 31, 2024.

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
Many competitors are significantly larger than Customers and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, Customers is subject to regulation, while certain of its competitors are not. Non-regulated companies face relatively few barriers to entry into the financial services industry. Customers’ larger competitors enjoy greater name recognition and greater resources to finance wide ranging advertising campaigns. Customers competes for business principally on the basis of high-quality, personal service to customers, customer access to Customers’ decision makers and competitive interest and fee structure. Customers also strives to provide maximum convenience of access to services by employing innovative delivery vehicles such as internet and digital banking, B2B instant real time payments and the convenience of our single-point-of-contact business model.
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
Corporate Social Responsibility
CSR considerations are integrated across our business and incorporated into the policies and principles that govern how we operate. We continuously seek to address some of the practical challenges in balancing short-term and long-term business trade-offs to ensure that our stakeholders and shareholders prosper together. Our approach to CSR management includes promoting sound corporate governance, effective risk management and controls, investing in our team members and cultivating a high performing workforce, supporting and strengthening the communities in which we live, work and serve. Giving back and leading with dignity are the cornerstones of our culture and identity. Our CSR program is managed by a dedicated management CSR committee, which reports to and is subject to the oversight of the CSR Committee of our Board of Directors.
Human Capital
Customers Bank’s success is intrinsically linked to our ability to consistently attract, develop, and retain a pool of highly qualified and engaged team members who are also committed to delivering on our corporate and cultural strategies. Customers Bank does this by optimizing our workforce, developing our leaders and team members, and creating a safe and supportive workplace environment. In turn, 94% of our team members demonstrate their dedication by choosing to bank with us and over half of their annual incentives are received in company stock to further align with company performance.

Team Member Profile
The following table describes the composition of the Customers Bank workforce on December 31, 2024 and 2023:

	December 31,
Team Members	2024	2023
Full-time Team Members	787	711
Part-time Team Members	6	3
Total Team Members	793	714

Women	49%	50%
BIPOC (Black, Indigenous and People of Color)	24%	24%
Our voluntary turnover rate in 2024 was 11.2%.
Talent Acquisition
The demand for highly qualified candidates has increased as our business has grown. In the pursuit of securing top-tier talent aligned with our organizational objectives, the Talent Acquisition team has crafted a robust framework aimed at identifying, attracting, and onboarding exceptional individuals. We currently do business in 31 states and recruit nationally across the U.S. Customers Bank recruitment strategies encompass a diverse array of channels and tactics tailored to reach a broad spectrum of candidates. We leverage traditional strategies, and innovative approaches, including job boards, social media platforms, and team member referrals, and direct outreach in order to cast a wide net to attract candidates with the requisite skills and qualifications.
We undertook significant hiring initiatives in 2024 to cultivate a talent pool that sets Customers Bank apart from its competitors and aligns with our strategic objectives, with particular focus on deposit generation and within the risk and compliance space. A total of 247 new team members were welcomed across the Bank, encompassing both revenue generating and revenue enabling lines of business. These strategic additions not only enrich our broader workforce but also fortify our capabilities to thrive in an ever-evolving marketplace.
Our talent acquisition efforts continue to focus on recognizing the importance of a high performing workforce in driving innovation and fostering alignment with the company’s vision, mission and values. Our Talent Acquisition team partners with managers and leadership to ensure the position requirements are clear and posted on our careers page as well as on a variety of broad and specialized job boards to attract multi-dimensional candidate pools. Customers Bank attracts talented individuals with a combination of competitive pay, benefits package, incentives, and reward programs.
Central to our talent acquisition philosophy is the commitment to providing an exceptional candidate experience at every stage of the recruitment process. From the initial outreach and application submission to interviews, assessments, and final offers, we prioritize transparency, communication, and responsiveness to ensure that candidates feel valued and engaged throughout their interactions with our organization.
As our business continues to evolve, so does the way we need to attract talent to achieve future success. Customers Bank remains committed to refining and evolving our talent acquisition practices meeting the evolving needs of our organization and the dynamic external landscape. Ongoing investment in technology, data analytics, employer branding, and talent pipeline development will support our efforts to attract, engage, and retain top talent, positioning us for sustained success.
2024 Internship Program
Our 2024 Internship Program marked the third cohort of the program during which Customers Bank implemented a competitive selection process focusing on interns from universities within our markets that are currently majoring in programs aligned with the Bank’s areas of operation. The program provided interns with a hands-on experience tailored to their roles including collaboration on team projects, assisting with streamlining tasks and processes, and participating in a “Fundamentals of Banking” speaker series featuring Senior Leaders from within the organization.
Customers Bank successfully converted seven interns into regular employment positions throughout the Bank. These interns not only gained insight into their respective fields of study within the Bank but also had to collaborate cross-functionally with their peers.

Learning and Professional Development
Customers Bank is committed to fostering a workplace culture that supports continuous learning and personal growth by offering resources and opportunities for team members to further their education and advance in their careers, preparing them for increased responsibility and professional development.
Learning Initiatives:
•Learning & Development – All team members are encouraged to participate in learning and development opportunities that align with their career goals. Team members are empowered to upskill, reskill, and grow professionally by leveraging in-house training programs, best in class digital platforms, podcasts, digital learning events and recommended articles. Additionally, in support of our team members’ educational goals, tuition assistance is available to those interested in pursuing higher education opportunities or professional certifications.
•Digital Learning Platform – We continue to offer online training and access to a digital library of over 24,000 courses and a broad range of learning solutions to develop critical competencies and key leadership attributes for emotional intelligence (EQ), adaptability and agility (AQ), technical skills (IQ), and cultural competency.
Team Member Engagement
We continue to focus on our customers, deliver what we promise, and promote an environment where our team members feel connected, supported and valued by supporting team members with three assigned shared days in the office in an enhanced hybrid model to foster in-person collaboration.
Team Member Engagement Initiatives:
•Wellness Program:
◦Customers Bank strives to create a culture of wellness through active engagement to positively impact each team member. Our robust wellness program offers a variety of challenges, workshops, webinars, and health coaching sessions.
◦Provide an enhanced wellness platform whereby team members can participate in on-demand activities and initiatives to improve their physical and mental well-being through a multi-tiered reward system in which wellness points are awarded to team members for their participation.
◦The program centers around physical, mental, emotional, and financial well-being.
◦More than one-third of team members took advantage of our wellness initiatives during 2024, with 96 successfully participating to maximize their wellness points.
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
•Team Member Referral Program – The program is a strategy and initiative that monetarily rewards team members for successfully referring highly qualified candidates for open positions. We offer a referral bonus to team members who submit qualified referrals who are subsequently hired. In 2024, 44 hires were referrals from team members, with 21 team members being eligible to receive a referral bonus.
•United Way – Customers Bank continues to encourage team members to support their local United Way Chapters which provide significant support to the communities in which they live and work. The Company continues to match team member contributions dollar for dollar. Team members who contribute at a certain level are eligible for additional paid time off.

•Juneteenth – Federal holiday commemorating the emancipation of enslaved African Americans is incorporated into our Bank holidays, encouraging engagement through reflection, education, and community involvement.
•Team Member Feedback – Team members need to be heard, included, and recognized, with positive leadership that promotes a productive and engaging work environment. Customers Bank encourages continuous feedback through regular conversations with People Experience Team Business Partners, gathering insights from topics such as their work environment, managers, work-life balance, and overall engagement.
Benefits
Customers Bank offers a variety of health, life, disability and voluntary insurance programs to protect our team members and their families. We periodically evaluate our benefit packages to ensure they meet the needs of our team members.
The Company continues to provide free of charge access to telehealth services to include general medicine, dermatological visits, nutritional counseling, mental health visits, neck and back care, among other services, to team members and their qualified dependents. Our health advocacy vendor continues to assist with services ranging from health care and insurance-related issues to providing one-on-one support for improving health and well-being. Customers Bank continues to actively encourage team members to prioritize their mental well-being with several tools, initiatives and resources. In addition to providing access to registered nurses, medical directors and benefits and claims specialists, team members also have access to an Employee Assistance Program (“EAP”). The EAP provides confidential counseling, legal, financial and referral services. EAP participants are entitled to three face-to-face consultations free of charge. Customers Bank continues to provide Company-paid Life, Accidental Death & Dismemberment, Short-term and Long-term disability benefits.
Customers Bank offers a 401(k) plan whereby eligible team members may contribute an amount (percentage) of their salary (less applicable tax and benefit deductions) and the Company will provide a matching contribution. More than 95% of team members actively participate in the 401(k) plan. The company hosts a series of financial well-being sessions focusing on a variety of topics each year.
•Financial Wellness Workshops – These workshops, hosted by our 401(k) provider, aim to improve the financial literacy of all team members, equipping them to reach their savings objectives and attain financial well-being. Topics covered included steps on how to invest, saving for the future, and money management.
•Retirement Readiness Workshop – This workshop is hosted by our 401(k) Plan Investment Advisors and are targeted to team members who have reached at least age 50 or over to help them to begin the process of preparing for retirement. Topics covered include Medicare, when to start collecting Social Security, budgeting for and in retirement, and education on 401(k) withdrawals in retirement.
Workplace Culture
At Customers Bank, we are committed to establishing a workplace culture built upon our vision, mission and values. Our company values are:
•Customer Success
•Personal Integrity
•Entrepreneurial Mindset
•Teamwork
•On-the-job Excellence
We believe in creating an environment where all team members can thrive and contribute their unique perspectives and talents.
•Freedom Scholarship Program was created in 2020 in tribute to Juneteenth, the annual celebration of the emancipation of African American slaves in the United States. We recognize that the promise of freedom is vitally linked to the power of, and access to quality education. The Customers Bank Freedom Scholarship Program is our way of providing financial support to dependents of eligible team members towards their educational endeavors. In 2024, a total of $70,000 was distributed among 14 of our team members’ children.

Management and Succession Planning
Strategic succession management starts with position-based succession planning approach and is implemented alongside our performance management process to facilitate cohesive people-centric decision-making and follow-through. As part of this process, we assess key strengths and development areas to mitigate risks associated with potential gaps in leadership, proactively preparing leaders with the necessary skills to drive organizational success. This proactive approach ensures a sustainable pipeline of internal talent primed for our most senior, key executive, and critical positions, with these individuals intentionally developed for enhanced leadership responsibility. Additionally, we’ve developed action items for future readiness, including a deeper dive into the necessary steps required to level up identified successors and equip them for these key roles.
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
Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “Investors” – “SEC filings”) as soon as reasonably practicable after Customers Bancorp has filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov. Customers Bancorp has adopted a Code of Ethics and Business Conduct that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer), which is available at www.customersbank.com/investor-relations/governance-documents. In addition, any future waivers from a provision of the Code of Ethics and Business Conduct will be posted at this internet address.
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
The rules include risk-based capital and leverage ratios, were phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Bancorp and Customers Bank under the final rules are:
(i) a common equity Tier 1 risk-based capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8% and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
The final rules also established a “capital conservation buffer” above the regulatory minimum capital requirements2.500% for 2019 and thereafter.
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
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
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
As of December 31, 2024 and 2023, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers’ regulatory capital ratios, refer to “NOTE 18 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements.
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
In July 2018, the Federal Reserve stated that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the liquidity coverage ratio. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, non-bank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any liquid coverage ratio or net stable funding ratio requirements.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods beginning in the first quarter of 2024. Customers recorded $0.7 million and $3.7 million of FDIC special assessment in the consolidated statements of income for the years ended December 31, 2024 and 2023. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall assessment on a one time basis. The FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits by the FDIC. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
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
•Risks related to the Bancorp’s banking operations:
◦Risks related to maintaining an appropriate level of ACL;
◦Risks related to changes in the composition of our loan portfolio including our current emphasis on commercial and industrial, including specialized lending, mortgage finance, commercial real estate, multifamily and consumer loans;
◦Risks related to the commercial real estate market;
◦Risks related to the impacts of changes in legislation or regulation on our New York state multifamily loan portfolio;
◦Risks associated with our investment securities portfolio including market and credit risks and the uncertainties surrounding macroeconomic conditions;
◦Risks associated with our lending activities and effective management of credit risks in our loan and lease portfolio;
◦Risks associated with maintaining sufficient liquidity including our ability to gather, grow and retain our lower cost deposits and our ability to maintain a favorable deposit composition;
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
◦Risks related to our proprietary B2B instant payments platform, cubiX;
◦Risks associated with our dependency on our information technology and telecommunications systems and third-party service providers including exposures to systems failures, interruptions or breaches of security;
◦Risks associated with the evolving regulatory frameworks around the development and use of artificial intelligence;
◦Risks associated with the loss of, or failure to adequately safeguard, confidential or proprietary information;
◦Risks associated with negative public opinion regarding us;
◦Risks related to increasing, complex and evolving regulatory, stakeholder, and other third party expectations on CSR matters;
◦Risks related to our system of internal controls, including internal controls over financial reporting;
◦Risks associated with the acquisitions of or investments in other businesses;
•Risks related to the divestiture of BMT:
◦Risks associated with BM Technologies through our various service agreements with BM Technologies;

•Risks related to macroeconomic conditions, climate change and geopolitical conflicts:
◦Risks related to turmoil in the financial services industry, or our ability to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, in light of recent bank failures;
◦Risks related to worsening general business and economic conditions which could materially and adversely affect us;
◦Risks related to the SBA’s PPP program and PPP loans remaining on our balance sheet;
◦Risks related to climate change and related legislative and regulatory initiatives on our business;
•Risks related to the regulation of our industry:
◦Risks associated with the highly regulated environment in which we operate, including the effects of heightened regulatory and supervisory requirements, expectations and scrutiny in the U.S. leading to increased compliance, regulatory and other risks and costs and subject us to legal and regulatory examinations, investigations and enforcement actions;
◦Risks related to maintaining adequate regulatory capital to support our business strategies including the long-term impact of the new regulatory capital standards and the capital rules on U.S. banks;
◦Risks related to our use of third-party service providers and our other ongoing third-party business relationships, which are subject to increasing regulatory requirements and attention;
◦Risks related to litigation and regulatory actions, including enforcement actions, which could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities;
◦Risks associated to us being subject to numerous laws and governmental regulations and to regular examinations by our regulators of our business and compliance with laws and regulations, and the possible material and adverse effects that could result if we fail to comply with such laws and regulations or to adequately address any matters identified during these examinations could materially and adversely affect us;
◦Risks related to the FDIC’s restoration plan and related increased assessment rates;
◦Risks related to reviews performed by the IRS and state taxing authorities for the fiscal years that remain open for investigation and potential changes in U.S. federal, state or local tax laws;
•Risks related to our securities:
◦Risks related to our voting common stock;
◦Risks related to our fixed-to-floating-rate non-cumulative perpetual preferred stock, Series E and Series F;
◦Risks related to our senior notes and subordinated notes;
•General risk factors
◦Risks related to downgrades in U.S. government and federal agency securities; and
◦Risks related to our ability to maintain consistent earnings or profitability.

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
Our credit standards, policies and procedures are designed to reduce the risk of credit losses but may not prevent us from incurring substantial credit losses.
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
Management makes various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. Under the CECL model pursuant to ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), we are required to present certain financial assets reported at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. At December 31, 2024, Customers’ ACL totaled $136.8 million, which represented 1.04% of total loans and leases held for investment.
In determining the amount of the ACL, significant factors considered include loss experience in particular loan portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers’ charge-offs by particular loan portfolio and changes in current and future economic and business conditions affecting our lending areas and the national economy. We also rely on certain third-party models and other information in preparing our assumption. If our assumptions are incorrect, our ACL may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in additions to the ACL.
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
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. We elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.

Changes in the composition of our loan portfolio may expose us to increased lending risks.
From time to time, we implement changes in the composition of our loan portfolio to emphasize and deemphasize certain types of loans, such as commercial and industrial loans, including specialized lending, mortgage finance, commercial real estate, multifamily and consumer loans. We may achieve these changes through originations or purchases or sales of loan portfolios from or to third party originators or fintech companies. Our focus will change, based on our evaluation of current and predicted market conditions and opportunities. Changes in the composition of our loan portfolio effects our overall credit profile, and these effects can be significantly adverse, and could result in a higher percentage of non-accrual loans, increased provision for loan losses, loss of future income on loans sold, sales of loans at a discount below book value and an increased level of net charge-offs, all of which could have a material and adverse effect on our financial condition and results of operations. Consumer loans are particularly affected by economic conditions, including interest rates, inflation, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending, and the number of personal bankruptcies. A weakening in business or economic conditions, including higher unemployment levels, higher inflation, increased interest rates or declines in home prices could adversely affect borrowers’ ability to repay their loans, which could negatively impact our credit performance.
As of December 31, 2024, Customers had $1.4 billion in consumer loans outstanding, or 9.9% of the total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage finance, at fair value, compared to $1.7 billion, or 13.2% of the total loan and lease portfolio, as of December 31, 2023.
Our emphasis on commercial, commercial real estate and mortgage finance may expose us to increased lending risks.
We intend to continue emphasizing the origination of commercial loans including our specialized lending verticals. Commercial loans, including commercial real estate loans, expose a lender to risk of non-payment and loss because repayment of the loans often depends on the successful operation of a business or property, which could be affected by factors outside of the borrower’s control, and the borrower’s cash flows. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. We have in the past and will in the future experience non-payment of commercial loans. In addition, we may need to increase our allowance for credit losses in the future to account for an increase in expected credit losses associated with such loans. Also, we expect that many of our commercial borrowers will have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.
We are also a lender to mortgage companies, where we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. We have in the past experienced, and expect in the future to experience, fraud, bankruptcy and defaults by such parties in connection with our lending to mortgage companies. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, or the risk that collateral delivered is fraudulent or non-existent, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. Fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
This business is subject to seasonality of the mortgage lending business, and volumes are lower as a result of increased interest rates. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2024, we had $13.2 billion in commercial loans outstanding, approximately 90.1% of our total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage finance, at fair value, as compared to $11.5 billion, or 86.8% of the total loan and lease portfolio, as of December 31, 2023.

We are subject to risks arising from conditions in the commercial real estate market.
Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, ability to raise rents and find tenants able to pay such rents, or changes in government regulations. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for loans declines materially, a significant part of the loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain areas within the real estate industry may have an effect on the values of real estate pledged as collateral for loans. The inability of purchasers of real estate to obtain financing may weaken the financial condition of borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries and may impact the value of real estate in areas where such industries are concentrated. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Although a number of businesses are implementing or have announced that they are considering reducing or eliminating remote work, the timing and effects of such changes are uncertain at this time. Banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, results of operations and financial condition.
Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtailed rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminated the ability for apartments to exit rent regulation; (iii) eliminated vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. In total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. As of December 31, 2024, our total multifamily exposure in New York State was approximately $1.1 billion, of which approximately $714.0 million, or 68% was provided for loans to properties with 50% or more rent-regulated units, primarily in New York City. In 2025, there are $54.8 million, or 7.7% of these loans that will mature or have an interest rate reset. Higher rates at the time of interest rate reset or maturity may increase the likelihood of borrower default.
The fair value of our investment securities fluctuates due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2024, the fair value of our available for sale investment securities portfolio was $2.0 billion. Prior to 2020, we historically followed a conservative investment strategy, with concentrations in securities that were backed by government-sponsored enterprises. Since 2020, we have been seeking to increase yields through more aggressive strategies, which has included a greater percentage of corporate securities, non-agency mortgage-backed securities and other structured credit products. Factors beyond our control significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. We have in the past sold securities at significant losses and may again in the future, depending on these factors. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management’s intent to sell the securities, have in the past and could in the future cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Changes to estimates and assumptions made by management in preparing financial statements could adversely affect our business, operating results, reported assets and liabilities, financial condition and capital levels.
Changes to estimates and assumptions made by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. Changes to management’s assumptions or estimates could materially and adversely affect our business, operating results, reported assets and liabilities, financial condition and capital levels.
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
We have experienced exponential growth over the last five years as a result of significant expansion in our national specialized lending verticals as well as participating in the SBA’s PPP. In the second quarter of 2024, Customers recruited several commercial lending teams in California and Nevada, as well as within our existing footprint in New York, building on expanded venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. in 2023. We intend to grow in these new markets and enter additional markets in the future. Nevertheless, as of December 31, 2024, our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends in part upon economic conditions in these regions. These regions have experienced deteriorating local economic conditions in the past, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is a decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened. We expect our loan and deposit activities to continue expanding beyond the Northeast and Mid-Atlantic regions to service customers across the nation.
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
Our loan and deposit portfolios consist primarily of commercial and industrial loans, including specialized lending activities, multifamily lending, commercial real estate loans, and mortgage finance loans, and related deposits, which contain material concentrations in certain business lines or product types. These loan and deposit concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to or deposit balances from a single customer or group of related customers. Consequently, an adverse development with respect to one credit relationship, business line or product type may adversely affect us.
Additionally, certain of our deposit relationships operate as ecosystems of related depositors that interact with each other on our proprietary B2B instant payments platform, cubiX. The loss of one or more key relationships in any such ecosystem could have adverse effects on our relationships with the other members of that ecosystem, and materially and adversely affect our ability to retain the low cost deposits associated with the members of that ecosystem.

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
In addition, our ability to expand into new business lines, such as specialized lending and digital banking including our proprietary B2B instant payments platform, cubiX, and Banking-as-a-Service offerings, are highly dependent upon our ability to attract and retain key personnel. We cannot assure you that our recruiting efforts for these positions will be successful or that they will enhance our business, results of operations or financial condition.
Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations.
We also face an increasingly complex regulatory environment. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, such as those in our compliance, finance, risk and legal departments, could have a material adverse effect on us. Because many of our team members continue to work remotely on a “hybrid model”, the ability of our key personnel and other management to motivate personnel and maintain corporate culture may be adversely affected.
We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.
Commercial and consumer banking is highly competitive. Changes in market interest rates and pricing decisions by our loan competitors may adversely affect demand for our loan products and the revenue realized on the sale of loans, and ultimately reduce our net income. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, private credit funds, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers and fintech companies, in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more branches and ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform. Competitors may also be subject to less restrictive regulation than we are, exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.
We expect to drive organic growth by employing our single-point-of-contact strategy, which provides specific relationship managers or private bankers for all customers, and by focusing on our corporate and specialized banking verticals. Many of our competitors provide similar services, and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.

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
•the ability to effectively manage our regulatory, compliance, legal, reputation and enterprise risk; and
•the ability to operate our business effectively and efficiently.
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
Acceptance and success of our proprietary B2B instant payments platform, cubiX, is subject to a variety of factors that are difficult to evaluate.
Customers Bank’s proprietary B2B instant payments platform, cubiX, serves a growing array of B2B clients who wanted the benefit of instant payments, including key over-the-counter desks, exchanges, liquidity providers, market makers, funds, title companies and other B2B verticals.
Prior to December 31, 2024, we offered a blockchain-based instant payments product, CBIT, on the TassatPay platform. CubiX does not operate on a blockchain and does not utilize tokens or other digital assets and therefore there is no omnibus account maintained in connection with cubiX.
The customers using cubiX are primarily concentrated in the digital currency industry, which experienced significant disruptions and bankruptcies of FTX and other participants in the digital currency industry in 2022. Customers Bank has no loans to any customers in the digital currency industry. However, continued disruptions in the digital currency industry could have adverse effects on Customers’ business, reputation, financial condition and results of operations.
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
New technologies could require us to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including fintech companies. New technologies also expose us to additional operational, financial, and regulatory risks. Because many of our competitors have substantially greater resources to invest in technological improvements than we do, or, at present, operate in a less-burdensome regulatory environment, these institutions could pose a significant competitive threat to us.
As noted above, our commercial customers utilizing cubiX are currently concentrated in the digital currency industry. The digital currency industry includes a diverse set of businesses that use digital currencies for different purposes and provide services to others who use digital currencies, including the technologies underlying digital currencies, such as blockchain, and the services associated with digital currencies and blockchain. This is a new and rapidly evolving industry, and the viability and future growth of the industry and adoption of digital currencies and the underlying technology is subject to a high degree of uncertainty, including based upon the adoption of the technology, regulation of the industry, and price volatility, among other factors. Adverse events or publicity in the digital currency industry creates reputational risk for us. Because the sector is relatively new, additional risks may emerge which are not yet known or quantifiable.
Other factors affecting the industries in which users of cubiX include, but are not limited to:
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
•developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of cubiX and negatively impact our business; and
•the maintenance and development of the software protocol of the digital currency networks.
If any of these factors, or other factors, slows development of the digital currency industry, it could adversely affect our instant B2B payments initiative and the businesses of the customers upon which it relies, and therefore have a material adverse effect on our business, financial condition and results of operations.
If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of cubiX may be diminished, resulting in a decrease in our deposit balances and fee income and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to cubiX (such as Federal Reserve’s FedNow Service, a virtual real time payment system for banks launched in 2023), we could lose non-interest bearing deposits and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our strategy to service the digital assets industry.
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
Our computer systems and network infrastructure and those of our third-party service providers that support the functionality of cubiX could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our and our third-party service providers’ ability to protect computer equipment upon which these technologies operate against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of our or a third-party service provider’s team members or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. We could also become the target of various cyberattacks as a result of our focus on the digital currency industry.
The technology underlying cubiX may not function properly, which may have a material impact on Customers’ operations and financial condition. This same risk exists on our other technology and processing systems, and wire transfer and automated clearing house (ACH) operations that are outsourced to third-party service providers. The importance of cubiX means that any technological problems in its functionality may have a material adverse effect on Customers’ operations, business model and growth strategy.
Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for the technology underlying and supporting cubiX may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party service providers, and systems failures, interruptions or breaches of security, or the failure of our third-party service providers to adequately perform their services, could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. We outsource many of our major technology and business process functions, such as data processing, loan servicing, deposit processing and money transfer systems to third-party service providers. If we do not effectively select, implement and monitor our outsourcing relationships, or if the third-party service providers do not adequately perform their services or are unable to continue to provide services to us as a result of their own operational or technological limitations or financial or other difficulties, our operations may be materially and adversely affected. While we intend to select third-party service providers carefully, we do not control their operations and at times they encounter difficulties, including disruptions in communications, failures to handle current or increased transaction volumes, cyberattacks, security breaches, regulatory or compliance failures, data corruption or similar events, during which our ability to operate effectively is adversely affected. Certain of our third-party service providers have experienced performance issues, financial difficulties (including bankruptcy) and staff shortages, and others will in the future. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us. In addition, the termination of third-party software licenses or service agreements on which any of our information technology and telecommunications systems are based, or other disruption in our relationships with third-party service providers, could adversely affect our operations, and securing replacement licenses and/or engaging alternative third-party service providers and integrating the related technology and services into our systems could result in increased costs and operational difficulties.
We continue to evaluate and implement upgrades and changes to our information technology systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and attempt to mitigate these risks through testing, training, and staging implementation, as well as through commercial contracts in place with third-party service providers supplying or supporting our information technology initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Also, we may have to make a significant investment to repair or replace these systems and could suffer loss of critical data and interruptions or delays in our operations. These risks are heightened where upgrades and changes are made to information technology systems that are integrated with third party systems.
In addition, we provide our customers with the ability to bank remotely, including online, over the Internet, through apps and over the telephone, including through application programming interfaces (APIs). The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses, and we expect these expenditures to continue in the future. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
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
Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customers’ experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.
Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, reputation and financial condition.
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
Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to team member error, malfeasance or other disruptions, could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.
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
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Such disclosures have occurred and are likely to occur in the future. Any disclosures of confidential or proprietary information, whether intentional or unintentional, subject us to liability for damages, including expenses of credit monitoring for those effected, and reputational damage. Additionally, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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
We rely to a large extent upon sophisticated information technology systems, databases and infrastructure, and take steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems, they are vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk of exposure of sensitive data to unauthorized persons or to the public.
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
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition. Reputation risk, or the risk to our business, earnings, liquidity, capital, stability or viability from negative public opinion, is inherent in our business and is expected to increase as our size, profile and product offerings in the financial services industry grows. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our team members, the customers with whom we have chosen to do business, the industries in which we operate, corporate initiatives (such as those related to diversity, equity and inclusion or CSR) and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, or maintain existing, loan and deposit customers, team members and business relationships, and could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to raise capital or implement our growth strategy. The proliferation and increasing influence of social media websites, as well as the personal use of social media by our team members and others, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation, adversely affect our stock price or the public’s perception of our stability or viability, or have other negative consequences. Although we have policies and procedures in place intended to detect and prevent conduct by team members and third-party service providers that could potentially harm customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Any damage to our reputation could have a material adverse effect on our business, results of operations, and financial condition.
Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on CSR matters could adversely affect our reputation, our access to capital and the market price of our securities.
Customers is subject to a variety of risks arising from CSR matters as governmental and regulatory bodies, investors, customers, team members and other stakeholders and third parties have been increasingly focused on CSR matters. CSR matters include, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from CSR matters may adversely affect, among other things, our reputation and the market price of our securities.
Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to CSR or other matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Customers’ relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and team members and could have a negative impact on the market price for our securities.
Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address CSR matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other CSR matters into their investment theses. Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to CSR matters. Unfavorable ratings of Customers may adversely affect investor sentiment towards the Company or the market price of our securities.
Further, as we continue to evolve our CSR practices, and as investor and other stakeholder expectations, voluntary and regulatory CSR disclosure standards and policies continue to evolve, we have expanded over the past few years our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party CSR ratings, our reputation or otherwise adversely affect us.

Increased attention to CSR matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which CSR principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. Other investors and public figures may seek to penalize companies that pursue CSR-related initiatives. These developments illustrate that CSR-based investing has become a divisive political issue. Shifts in investing priorities based on CSR principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Company has not made sufficient progress on CSR matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit the Company’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Company’s unwarranted focus on CSR matters.
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
Nonetheless, as previously disclosed, we had been in discussions with the Federal Reserve Board regarding these matters from 2013 and in an effort to move forward, on December 6, 2016, we agreed to the issuance by the Federal Reserve Board of a combined Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Order and agreed to a penalty of $960 thousand. We had previously set aside a reserve for the civil money penalty and made payment in 2016. The Order was terminated in March 2022.
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
We remain subject to the jurisdiction and examination of the Federal Reserve Board, and further action could be taken if the Federal Reserve Board were to identify additional violations of applicable laws and regulations. Any further action could have a material adverse effect on our business, financial conditions and/or results of operations or our reputation.

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
In addition to growing our business through strategic acquisitions, we also intend to grow our business through organic core loan growth. While loan growth has been strong, and our loan balances increased in 2024, if we are unsuccessful in diversifying our loan originations, or if we do not grow the business lines, our results of operations and financial condition could be negatively impacted.
We may not be able to effectively manage our growth.
Our future operating results and financial condition depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:
•continue to implement and improve our operational, credit underwriting and administration, financial, accounting, legal, regulatory, compliance and enterprise risk management, internal and disclosure controls and procedures and our reporting systems and processes in order to manage a growing number of client relationships;
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
We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. We have experienced compliance, operational and regulatory problems and increased expenses as a result of past growth. In the future, if we are unable to manage our current and future expansion in our operations, we may experience similar issues and have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the development of new business activities or the integration process of acquired businesses, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies, cost projections and/or expected benefits within expected time frames, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth has in the past and could in the future lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, interest rate, capital, liquidity, operational, compliance legal and reputational risks. Our risk management methods may prove to be ineffective due to their design, implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we have in the past and could be in the future subject to litigation, particularly from our customers or shareholders, and sanctions, fines or other regulatory actions from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
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
As management continues to evaluate and work to enhance internal control over financial reporting, it at times determines that additional measures are required to address control deficiencies or strengthen internal control over financial reporting. If Customers’ remediation efforts do not operate effectively or if it is unsuccessful in implementing or following its remediation efforts, this may result in untimely or inaccurate reporting of Customers’ financial results.
We may not be able to meet the cash flow requirements of our loan funding obligations, deposit withdrawals, or other business needs and fund our asset growth unless we maintain sufficient liquidity.
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered deposits, FHLB advances, FRB advances and Federal funds line borrowings. Total brokered deposits were 35% of total deposits at December 31, 2024. Our loan to deposit ratio was 78% at December 31, 2024. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB and FRB borrowing capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. Market participants may hold similar views. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. As of December 31, 2024, $1.0 billion, or 35.8%, of our total time deposits, are scheduled to mature through December 31, 2025. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Certain deposit balances serviced by third parties can vary over the course of the year based on the timing of deposits made into those accounts and the interest rates being offered. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition, including liquidity. Customers held $221.3 million and $307.9 million of deposits serviced by BM Technologies under a deposit servicing agreement as of December 31, 2024 and 2023, respectively. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank. The remaining deposits serviced by BM Technologies in connection with an existing white label relationship are expected to remain at Customers Bank and continue to be serviced by BM Technologies until such accounts are transferred to another sponsor bank on or around March 31, 2025.
Competitors’ technology-driven products and services and improvements to such products and services may adversely affect our ability to generate core deposits through mobile banking.
Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture, mobile and digital banking and instant payments. These technological advances are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology, including AI, and may be better equipped to market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.
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
On January 4, 2021, we completed the divestiture of BMT through the merger of BMT with MFAC. In connection with the closing of the divestiture, MFAC changed its name to “BM Technologies, Inc.” Our agreement with MFAC relating to the merger of BMT and MFAC provided that the shares issuable by MFAC in connection with the merger would be issued directly to Customers Bancorp shareholders rather than being issued to and held by us. In connection with the divestiture, we have entered into various agreements with BM Technologies, including a transition services agreement, software license agreement, deposit servicing agreement, non-competition agreement and loan agreement for periods ranging from one to ten years. The loan agreement with BM Technologies was terminated early in November 2021. The deposit service agreement was scheduled to expire on December 31, 2022. On June 30, 2022, Customers provided a written notice to BM Technologies to terminate the deposit servicing agreement effective December 31, 2022. On November 7, 2022, Customers agreed to extend the deposit servicing agreement to the earlier of BM Technologies’ successful completion of the transfer of the serviced deposits to a new sponsor bank or June 30, 2023. Customers and BM Technologies also agreed to remove Customers’ obligation under the deposit servicing agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. The other terms of the deposit servicing agreement remain in effect through the new termination date. On March 22, 2023, Customers agreed to extend the deposit servicing agreement with respect to the student-related deposits to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits serviced by BM Technologies to a new sponsor bank or June 30, 2024. The remaining serviced deposits in connection with an existing white label relationship, which was also renewed on March 22, 2023, will remain at Customers Bank and continue to be serviced by BM Technologies. On August 18, 2023, the deposit servicing agreement with respect to the student-related deposits was further extended to the earlier of BM Technologies’ successful completion of the transfer of the student-related deposits to a new sponsor bank or April 15, 2025. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank. The remaining deposits serviced by BM Technologies in connection with an existing white label relationship are expected to remain at Customers Bank and continue to be serviced by BM Technologies until such accounts are transferred to another sponsor bank on or around March 31, 2025. The transition services agreement with BM Technologies, as amended, expired on March 31, 2022. Customers entered into a special limited agency agreement with BM Technologies, whereby Customers originated consumer installment loans referred by BM Technologies for an initial period from April 20, 2022 to December 31, 2022, and renewed annually until its termination on May 16, 2023. We are exposed to potential liabilities to the acquirer under the contractual provisions such as representation, warranties and indemnities. If we are unable to address and manage these risks, our business, financial condition and results of operations could be adversely affected.
Risks related to Macroeconomic Conditions, Pandemics, Climate Change and Geopolitical Conflicts
A continuation of recent turmoil in the financial services industry, and responsive measures to manage it, could have an adverse effect on our stock price, financial position and results of operations. In addition, if we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, which have come under greater scrutiny in light of recent bank failures, it could have a material adverse effect on our stock price, financial condition and results of operations.
In March 2023, several financial services institutions failed or required outside liquidity support. The impact of this situation has led to market volatility and risk of additional stress to other financial services institutions and the financial services industry generally, in part as a result of increased lack of confidence in the financial services sector. While the U.S. Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions, such as establishing the Bank Term Funding Program as an additional source of liquidity for banks, there is no guarantee that such actions will be successful in restoring customer confidence. As a result of these events, certain of our customers chose, and customers may choose in the future, to withdraw deposit amounts in favor of keeping deposits at larger financial institutions that may be perceived to be more stable, or seek to switch their existing deposits into other higher yielding alternatives, any of which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations.

In addition, these recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies, increased oversight by regulatory authorities and/or the imposition of restrictions on certain business activities through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our current and planned business. The cost of resolving the recent bank failures has resulted in action by the FDIC to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods. The FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits by the FDIC.
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
In addition, the U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. Recent conflicts in Israel and surrounding areas, and the potential for further expansion of this conflict, create additional uncertainty and potential for market disruption. The Federal Reserve has raised interest rates significantly throughout 2022 and in 2023 to lower inflation. Although the Federal Reserve has subsequently lowered interest rates in response, in large part, to reductions in the inflation rate, it may not continue to lower interest rates in 2025 or future periods. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of the economic recovery and the mitigating impacts of government interventions. Furthermore, on February 1, 2025, the Trump administration announced tariffs on certain goods originating from Canada, Mexico and China (subsequently, the implementation of the Canada and Mexico goods tariffs was suspended for 30 days) and retaliatory tariffs targeting certain U.S. goods have been announced or are expected to be announced by those countries. It is also possible that additional tariffs may be imposed on imported goods into the U.S. from additional countries and additional countries may seem to implement pre-emptive or retaliatory tariffs on U.S. goods. These recently-implemented and possible future tariffs and other restrictions on free trade could have material and adverse effects on the U.S. economy. Conditions related to inflation, global supply chains, labor market, volatile interest rates, international conflicts, changes in trade policies, including the imposition of tariffs, and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.

We are a participating lender in SBA’s PPP program and have originated a significant number of loans under this program, which may result in some amount of PPP loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
The PPP, originally established under the CARES Act authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion had been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted expanding eligibility for first and second round of PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness. The PPP ended on May 31, 2021.
As of December 31, 2024, we had PPP loans with outstanding balances of $22.8 million. Our PPP participation was very significant especially compared to the participation of similarly sized and larger competitor financial institutions. Considering our immediate response to originate PPP loans, certain of loans originated under this program present potential fraud or other risks, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored and may result in increased provision expense or charge-offs. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has streamlined the loan forgiveness process for loans $150,000 or less, these factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees. We have been subjected to regulatory audits and investigations related to our PPP program and could be subject to additional litigation and further investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies related to our PPP participation.
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
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our team member base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. For example, in 2021, one of our locations experienced flooding and incurred property damage as a result. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. The recent turmoil in the banking industry may increase the likelihood of additional regulation and heightened supervision. Future changes may have a material adverse effect on our business, financial condition and results of operations.
Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. We face a variety of risks associated with uncertainties as to the policies and regulatory and legislative agendas that may be pursued by the new administration, Congress and newly-appointed regulators. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations on us. Compliance with current and potential regulation, as well as regulatory scrutiny have and could in the future significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) have and may in the future result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business. Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad direction in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, reporting practices, capital structure, deposits or other assets of our business differs from our assessment, we may be required to take additional charges or undertake or refrain from undertaking actions that would have the effect of materially reducing our earnings, capital ratios and share price.
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
With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two material rules. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 42 basis points. We rely on a variety of funding sources, including deposits that are subject to the FDIC’s rules on brokered deposits, which have been the subject of evolving rules and interpretations in recent years. The classifications of certain of our deposits as “brokered” or “core” has changed in the past and may change in the future. Any change in the classification of our deposits may have adverse effects on our business, including an increase in our bank subsidiary’s deposit insurance assessments. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2020, our bank subsidiary is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange affected our results of operations through early 2023, after which Customers and BM Technologies removed Customers’ obligation under the Deposit Servicing Agreement to pay BM Technologies the interchange maintenance fee which is the difference between the Durbin-exempt and Durbin-recalculated interchange revenues. In October 2023, the Federal Reserve proposed updates to all three components of the interchange fee cap based on the latest data reported to the Federal Reserve Board by large debit card issuers concerning transactions performed in 2021.
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
The regulatory and political environment has generally been challenging for U.S. financial institutions, which have been subject to increased regulatory scrutiny, including in the wake of the failures of several regional banks and other banking stresses in the first half of 2023. The general heightened scrutiny and expectations from regulators could lead to a more stringent regulatory posture by the regulators. Customers’ regulators have broad powers and discretion under their supervisory authority. A failure to comply with regulators’ expectations and requirements, even if inadvertent, or to resolve any identified deficiencies in a timely and sufficiently satisfactory manner to regulators, could result in increased regulatory oversight; material restrictions, including, among others, imposition of limitations on capital distributions or other business activities or operations; enforcement proceedings; penalties; and fines. As a result of these regulatory efforts and pressures, like many other financial institutions, from time to time, Customers is subject to public and non-public written agreements, cease and desist orders, consent orders, memoranda of understanding or other enforcement or supervisory actions by its regulators, which have and may in the future result in investigations and other inquiries, remediation requirements, civil litigation and substantial compliance, regulatory and other risks and costs. Responding to regulatory inquiries and proceedings and undertaking remediation efforts can be time consuming and costly and divert management attention from Customers’ other business activities. See “Other litigation and regulatory actions, including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.” below for further detail.
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
Federal banking agencies regularly conduct comprehensive examinations of our business, including our compliance with applicable laws, regulations and policies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, organic and acquisition growth and profitability of our business. Our regulators have extensive discretion in their supervisory and enforcement activities and have imposed and may in the future impose a variety of remedial actions if, as a result of an examination, they determined that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or policy. Examples of those actions could include requiring affirmative actions to correct any conditions resulting from any asserted violation of law, issuing administrative orders that can be judicially enforced, enjoining “unsafe or unsound” practices, directing increases in our capital, assessing civil monetary penalties against our officers or directors, removing officers and directors and, if a conclusion was reached that the offending conditions cannot be corrected, or there is an imminent risk of loss to depositors, terminating our deposit insurance. Other actions, formal or informal, that may be imposed could restrict our growth, including regulatory denials to expand branches, relocate, add or restructure subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions. The timing of these examinations, including the timing of the resolution of any issues identified by our regulators in the examinations and the final determination by them with respect to the imposition of any remedial actions, conditions or limitations on our business operations, is generally not within our control. We also could suffer reputational harm in the event of any perceived or actual noncompliance with certain laws and regulations. If we become subject to such regulatory actions, we could be materially and adversely affected.

Other litigation and regulatory actions, including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
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
On August 5, 2024, we (i) entered into a written agreement with the FRB (“Written Agreement”) and (ii) agreed to the issuance of a consent order by the Commonwealth of Pennsylvania, Department of Banking and Securities, Bureau of Bank Supervision (“Consent Order”). The Written Agreement and Consent Order relate principally to aspects of compliance risk management, including risk management practices governing digital asset-related services; oversight by Customers Bancorp’s and the Bank’s boards of directors; compliance with anti-money laundering regulations under the Bank Secrecy Act; and compliance with OFAC regulations.
In addition, a class action securities lawsuit has been filed against us in the United States District Court for the Eastern District of Pennsylvania that seeks to recover purported losses by shareholders allegedly occurring between March 1, 2024 and August 8, 2024. The lawsuit alleges that we were responsible for making materially false or misleading statements and/or failed to disclose certain matters concerning our business, operations, and prospects. The complaint alleges, among other things, that we did not properly disclose certain matters with regard to the departure of our former chief financial officer and matters relating to the Written Agreement and the Consent Order.
The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. In November 2023, FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods. Customers recorded $0.7 million and $3.7 million of FDIC special assessment in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively. The FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits by the FDIC. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or any special assessment is insufficient to cover a loss to the DIF, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including reducing our profitability or limiting our ability to pursue certain business opportunities.
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
The federal Bank Secrecy Act, the Uniting and Strengthening America by PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. On August 5, 2024, we entered into the Written Agreement and Consent Order, which relate principally to aspects of compliance risk management, including risk management practices governing digital asset-related services; oversight by Customers Bancorp’s and the Bank’s boards of directors; compliance with anti-money laundering regulations under the Bank Secrecy Act; and compliance with OFAC regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
We are subject to U.S. federal income tax as well as income tax of various state and local taxing authorities. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2021, with the exception of New Jersey and New York City. Income tax laws and regulations are often complex and our judgments, interpretations or applications of such tax laws and regulations could be challenged by taxing authorities. Any such challenges that are not resolved in our favor could result in increased recognition of income tax expense in our consolidated financial statements as well as possible interest and penalties.
Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase Customers’ effective tax rates. These tax law changes may be retroactive to previous periods and as a result could negatively affect Customers’ current and future financial performance.
A number of changes to the Code were introduced through the Tax Act, and the CARES Act, as amended, and some of the provisions are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code. We are unable to predict whether these changes, or other proposals, will ultimately be enacted.

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
As of December 31, 2024, our directors and executive officers, as a group, owned a total of 2,331,998 shares of common stock and exercisable options to purchase up to an additional 625,123 shares of common stock, which potentially gives them, as a group, the ability to control approximately 9.43% of the outstanding common stock. In addition, a director of Customers Bank who is not a director or executive officer of Customers Bancorp owns an additional 1,000 shares of common stock, which if combined with the directors and executive officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.44% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors’ decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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

Risks Related to Our Senior Notes and Subordinated Notes
Our 2.875% Senior Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
The terms of our 2.875% Senior Notes, which we refer to as the Senior Notes, and 6.125% and 5.375% Subordinated Notes, which we refer to as the Subordinated Notes, generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the Senior Notes and Subordinated Notes could be adversely affected. In addition, the terms of our Senior Notes and Subordinated Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Senior Notes and Subordinated Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
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
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 2.875% Senior Notes to benefit indirectly from such distribution will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 2.875% Senior Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
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
Although we made profit for the years 2011 through 2024, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy, Governance and Incident Disclosure
Cybersecurity risk is a significant operational risk facing businesses today. It results from intentional malicious attacks or unintentional acts that impact the confidentiality, integrity, or availability of our, our clients’ or third parties’ operations, systems, or data. Cybersecurity risk management is an integral element of Customers’ overall risk management strategies.
The Cybersecurity Risk Management and Strategy, Governance, and Incident Disclosure Program (the “Program”) at Customers encompasses six key areas that focus on technology governance and compliance, standards management and architecture, physical security, application security, cybersecurity operations, and workforce training and preparedness. This training includes monthly phishing exercises and annual cybersecurity training required by all employees. The Corporate Security Group oversees Customers’ documented security and cybersecurity incident (“Incident”) response and business continuity functions employing annual table-top exercises to test Customers’ preparedness for any Incidents, ranging from pandemics to cybersecurity events. Incidents are classified by priority levels from Level 1 (low) to Level 5 (high). Incidents classified as Levels 4 and 5, which could lead to material or significant disruptions to Customers, are immediately reported to the Customers’ Directors’ Risk Committee for appropriate disclosure in a Current Report on Form 8-K as required by SEC rules requiring public companies to promptly disclose material cybersecurity Incidents.
Third-Party Risks
Our Program is designed to reduce the likelihood of impacts on Customers’ operations, reputation, or revenue due to issues, vulnerabilities, or compromises related to a third-party or fourth-party vendor, supplier, service provider, or partner of Customers (“Third-Party”). The Program accomplishes this goal through a combination of monitoring, information gathering, and analysis of Third-Party quality and security at the due diligence, contracting, ongoing monitoring and termination stages.
Cybersecurity Governance
Although often seen as a technical discipline, we view cybersecurity as a responsibility of corporate governance that encompasses risk management, reporting controls, testing, training, and executive accountability. Our motto is that every member of our organization is a part of our security team, a mantra that is embedded in our overall culture of service to our customers.
The cybersecurity group for Customers reports to the Chief Information Officer and is overseen by the Customers’ Directors’ Risk Committee. Our Program is led by the CISO. The Program has been designed to conform to the ISO 27001 standard, as well as the FFIEC guidelines for cybersecurity. We use these frameworks to help our organization ensure the confidentiality, integrity, and availability of technology and services for customers, team members, and partners. Our Program is ISO 27001 certified and is audited annually by an external accredited ISO 27001 certification body. Customers has recently achieved SOC2 Type 2 attestation.
Our Program takes a holistic approach to organizational security, focusing on protecting our core technologies and the operations and areas of business it supports. The Program manages numerous metrics and operates on a 24x7x365 basis to meet the growing needs of Customers and ensure the continued protection of its customers.
The Customers’ Board of Directors periodically reviews and determines Customers’ cyber risk tolerance level. The Statement of Cyber Risk Appetite is kept on record by Customer’s Enterprise Risk Management team. The Customers’ IT Risk Assessment and FFIEC Cybersecurity Assessment are presented annually to the Customers’ Directors’ Risk Committee and Board of Directors, identifying Customers’ cybersecurity risk posture, with recommendations for reduction as deemed appropriate by the Customers’ Directors’ Risk Committee and Board of Directors. The FFIEC Cybersecurity Assessment will be phased out on August 31, 2025, with Customers introducing an annual NIST CSF 2.0 assessment in its place.
The Customers’ Directors’ Risk Committee receives a quarterly Cybersecurity Risk Indicators report from the CISO, which provides information on cyber risk, vulnerabilities, disaster recovery testing, employee security awareness training, and Third-Party cybersecurity risk. An annual report titled, “The State of Security” is compiled and shared with the Customers’ Directors’ Risk Committee summarizing the previous year’s activities and offering a comprehensive view of trends and the risks they pose. Customers’ security policies are reviewed and ratified annually by the Board of Directors, who oversee executive-level enforcement and compliance. Customers also engages several global external advisors to ensure the appropriate security posture, adherence to established controls, proper risk assessment, and efficient operation of its cybersecurity discipline. The Customers’ Board of Directors includes a vetted board member with expertise in information security across various domains.

Item 2.        Properties
Customers leases its Corporate headquarters located at 701 Reading Avenue, West Reading, PA 19611, and its Bank headquarters at 40 General Warren Boulevard, Malvern, PA 19355. Customers also leases all of its branches, limited purpose, and administrative office properties from third parties. Customers believes that its offices are sufficient for its present operations.
Item 3.        Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 21 – LOSS CONTINGENCIES” to Customers’ audited consolidated financial statements.
Item 4.        Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Market for Common Stock
Our common stock is traded on the NYSE under the symbol “CUBI.”
As of February 25, 2025, there were approximately 282 registered shareholders of Customers Bancorp’s common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Issuer Purchases of Equity Securities
On August 25, 2021, the Board of Directors of Customers Bancorp authorized the Share Repurchase Program to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. On September 27, 2023, the Share Repurchase Program expired. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased.
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three months ended December 31, 2024 pursuant to the 2024 Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
October 1 - October 31, 2024	—	$—	—	123,535
November 1 - November 30, 2024	—	—	—	123,535
December 1 - December 31, 2024	19,329	52.90	19,329	104,206
Total	19,329	$52.90	19,329	104,206

Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2019 to December 31, 2024, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2019 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.
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
Total Return Performance
Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis should be read in conjunction with “Business - Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2024. For the comparison of the years ended December 31, 2023 and 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loans and leases against its operating earnings. Customers has included a detailed discussion of this process, as well as several tables describing its ACL, in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.
Impact of Macroeconomic and Banking Industry Uncertainties and Military Conflicts
The Federal Reserve raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent. Inflation remained slightly elevated in 2024 and into 2025. The Federal Reserve has stated that inflation is moving sustainably toward two percent, and that the risks to achieving its employment and inflation goals are roughly in balance. In light of the progress on inflation and the balance of risks, the Federal Reserve has begun lowering the federal funds rate in late 2024. Most recently, the Federal Reserve has maintained the federal funds rate, and stated that they would assess incoming data, the evolving outlook and the balance of risks in further lowering the federal funds rate. Significant uncertainties exist as to the extent and timing of future rate cuts and their effects on the economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation and sustained higher interest rate environment, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets, and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As the interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the loan portfolio as of December 31, 2024. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $5.3 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.8 billion as of December 31, 2024. The Bank’s estimated FDIC insured deposits represented approximately 61.0% of our deposits (inclusive of accrued interest) as of December 31, 2024. When including collateralized and affiliate deposits as FDIC insured, this number increased to 70.0% of our deposits as of December 31, 2024. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results in 2025 is highly uncertain.
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
Allowance for Credit Losses
Customers’ ACL at December 31, 2024 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of December 31, 2024 as compared to December 31, 2023 resulted primarily from an increase in commercial and industrial loan balances held for investment, partially offset by the recognition of improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. The provision for credit losses on loans and leases for the year ended December 31, 2024 was $69.8 million, for an ending ACL balance of $141.7 million ($136.8 million for loans and leases and $4.9 million for unfunded lending-related commitments) as of December 31, 2024.

To determine the ACL as of December 31, 2024, Customers utilized Moody’s December 2024 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2024 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2023; the Federal Reserve Board lowering interest rates twice in 2025 and gradually reducing the policy rate to its neutral level by late 2026, as slower progress in reducing inflation and additional inflationary pressures from the new administration’s fiscal, tariff and immigration plans suggest a slower pace of normalization than previously expected; failures of several regional banks in the first half of 2023 and recent issues around other banks are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its impact on energy, agriculture and other commodity markets and the global economy has largely faded; the war in Israel not spreading to other parts of the Middle East and disrupting global energy markets and global shipping; the CPI rising 2.3% in 2025 and 2.8% in 2026; and the unemployment rate rising to 4.1% in 2025 and 2026. Customers continues to monitor the impact of the U.S. banking system weaknesses, the military conflicts between Russia and Ukraine and in the Middle East, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
The net increase in our estimated ACL as of December 31, 2024 as compared to December 31, 2023 resulted primarily from an increase in commercial and industrial loan balances held for investment, partially offset by the recognition of improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. The provision for credit losses on loans and leases for the year ended December 31, 2023 was $70.8 million, for an ending ACL balance of $138.2 million ($135.3 million for loans and leases and $2.9 million for unfunded lending-related commitments) as of December 31, 2023. To determine the ACL as of December 31, 2023, Customers utilized Moody’s December 2023 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2023 assumed lower growth rates in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2022; the Federal Reserve Board not raising the effective federal funds rate further as it has reached its terminal range of 5.25% to 5.5%, and easing gradually beginning in mid-2024; the federal government avoiding a shutdown in the fourth quarter 2023 and remaining in continuous operation through 2024; recent U.S. bank failures are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or the U.S. economy; the military conflict between Russia and Ukraine continuing for the foreseeable future but its fallout on energy, agriculture and other commodity markets and the global economy fading; the war in Israel not broadening to a regional conflict and disrupting global energy markets; the CPI rising 2.8% in 2024 and 2.4% in 2025; and the unemployment rate rising to 4.0% in 2024 and 4.1% in 2025.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the impact of the new administration’s tariffs and deportations on the economy being significantly worse than expected; elevated interest rates weakening credit-sensitive consumer spending much more than anticipated, and rising inflation causing the Federal Reserve Board to initially raise the fed fund rate; military conflict between Russia and Ukraine persisting longer than expected; worries grow that the military conflict in Israel escalating; unemployment beginning to increase significantly in the first quarter of 2025 and peaking in the first quarter of 2026. Under this scenario, as an example, the unemployment rate is estimated at 7.3% and 8.0% in 2025 and 2026, respectively. These numbers represent a 3.2% and 3.9% higher unemployment estimate than Baseline scenario projections of 4.1% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $77 million at December 31, 2024. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.

There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, risks of rising inflation or worsening of the U.S. banking system could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, risks of rising inflation and worsening of the U.S. banking system have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
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
The following table sets forth the condensed statements of income for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
Net interest income	$654,404	$687,449	$(33,045)	(4.8)%
Provision for credit losses	73,451	74,611	(1,160)	(1.6)%
Total non-interest income	60,434	70,565	(10,131)	(14.4)%
Total non-interest expense	417,014	352,663	64,351	18.2%
Income before income tax expense	224,373	330,740	(106,367)	(32.2)%
Income tax expense	42,904	80,597	(37,693)	(46.8)%
Net income	181,469	250,143	(68,674)	(27.5)%
Preferred stock dividends	15,040	14,695	345	2.3%
Net income available to common shareholders	$166,429	$235,448	$(69,019)	(29.3)%

Customers reported net income available to common shareholders of $166.4 million for the year ended December 31, 2024, compared to $235.4 million for the year ended December 31, 2023. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2024 compared to the year ended December 31, 2023 were as follows:

Net interest income
Net interest income decreased $33.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower interest income in specialized lending, other commercial and industrial loans and leases and consumer installment loans and higher interest expense on deposits, offset in part by lower interest expense from lower average balances of borrowings. The decrease in interest income in specialized lending was mostly attributable to lower purchase discount accretion on the venture banking loan portfolio acquired in 2023. The average interest-earning assets decreased by $55.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in interest-earning assets was primarily driven by decreases in specialized lending, PPP loans included in other commercial and industrial loans and leases, consumer installment loans and investment securities, partially offset by an increase in interest-earning deposits. Loan forgiveness and guarantee claims processing for the PPP program was substantially completed in early 2023. Consumer installment loans decreased as Customers continued its de-risking strategy and the build out of our held for sale strategy in 2024. Also in 2024, Customers executed investment securities portfolio repositioning to improve structural liquidity, reduce asset sensitivity and benefit margin. Customers invested the cash flows from investment securities, including proceeds from the sale of lower yielding investment securities into higher yielding loans and investment securities. NIM decreased by 14 basis points to 3.15% for the year ended December 31, 2024, from 3.29% for the year ended December 31, 2023. The lower purchase discount accretion on the venture banking loan portfolio acquired in 2023, reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness and guarantee payments and higher market interest rates on deposits contributed to the NIM decrease for the year ended December 31, 2024 compared to the year ended December 31, 2023. The higher market interest rates on deposits drove a 32 basis point increase in the cost of interest-bearing liabilities for the year ended December 31, 2024 compared to the year ended December 31, 2023. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits, were 3.34% and 3.27% for the years ended December 31, 2024 and 2023, respectively, as higher market interest rates on deposits were partially offset by a favorable shift in deposit mix. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 3.46% and 3.45% for the years ended December 31, 2024 and 2023, respectively.
Provision for credit losses
The $1.2 million decrease in the provision for credit losses included $1.0 million decrease in provision for credit losses on loans and leases for the year ended December 31, 2024 compared to the year ended December 31, 2023, which resulted primarily from the recognition of improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment, partially offset by an increase in commercial and industrial loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment, represented 1.04% of total loans and leases receivable at December 31, 2024, compared to 1.13% at December 31, 2023. Net charge-offs for the year ended December 31, 2024 were $68.3 million, or 50 basis points of average total loans and leases, compared to $69.0 million, or 48 basis points of average total loans and leases for the year ended December 31, 2023. The net charge-offs of $69.0 million for the year ended December 31, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. Subsequent recoveries and charge-offs of these PCD loans are included in the period in which they occur. The decrease in net charge-offs was primarily due to decreases in non-owner occupied commercial real estate and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans and subsequent recoveries of PCD loans acquired from the FDIC during the year ended December 31, 2023.
The provision for credit losses for the years ended December 31, 2024 and 2023 also included a provision for credit losses of $3.6 million and $3.8 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.

Non-interest income
The $10.1 million decrease in non-interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted primarily from increases of $26.4 million in net loss on sale of investment securities and $14.4 million in net loss on sale of loans and leases, which included a loss of $14.9 million on leases of commercial clean vehicles that were accounted for as sales-type leases during the year ended December 31, 2024, and a decrease of $2.3 million in bank-owned life insurance income. These decreases were offset in part by $11.4 million of unrealized gain on equity method investment with a fair value of $16.6 million purchased at discount for the year ended December 31, 2024, $5.0 million in loss on sale of capital call lines of credit for the year ended December 31, 2023, and increases of $6.9 million in loans fees, $5.5 million in other non-interest income and $4.5 million in commercial lease income for the year ended December 31, 2024 compared to the year ended December 31, 2023. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the year ended December 31, 2024. Refer to “NOTE 8 – LEASES” to Customers’ audited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES”, “NOTE 6 – LOANS HELD FOR SALE” and “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the sales of consumer installment loans and capital call lines of credit.
Non-interest expense
The $64.4 million increase in non-interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from increases of $42.6 million in salaries and employee benefits, $15.2 million in other non-interest expense, $6.6 million in FDIC assessments, non-income taxes and regulatory fees, $2.6 million in commercial lease depreciation, $1.7 million in occupancy and $1.4 million in advertising and promotion. These increases were offset in part by a legal settlement expense of $4.1 million for the year ended December 31, 2023, and decreases of $1.2 million in loan servicing, $0.4 million in technology, communication and bank operations and $0.2 million in professional services for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Included in the $6.6 million increase in FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 was $4.2 million in FDIC premiums related to periods prior to 2024 and a credit of $3.0 million for Pennsylvania bank shares taxes related to periods prior to 2024 that were recorded in the year ended December 31, 2024. Included in the $0.4 million decrease in technology, communication and bank operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 was $7.1 million of deposit servicing-related fees related to periods prior to 2024 that were recorded in the year ended December 31, 2024.
Income tax expense
Customers’ effective tax rate was 19.1% for the year ended December 31, 2024 compared to 24.4% for the year the ended December 31, 2023. The decrease in the effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in investment tax credits, including $14.9 million of investment tax credits generated from commercial clean vehicles in 2024, and tax on the surrender of bank-owned life insurance policies of $4.1 million in 2023 that did not exist in 2024, partially offset by the increase of unrecognized tax benefits in 2024. The investment tax credits from commercial clean vehicle leases were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases.
Preferred stock dividends
Preferred stock dividends were $15.0 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2024 and 2023.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2024 and 2023. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2024			2023			2024 vs. 2023
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,597,260	$190,842	5.31%	$2,375,488	$125,923	5.30%	$238	$64,681	$64,919
Investment securities (1)	3,650,320	180,291	4.94%	4,057,564	200,659	4.95%	(402)	(19,966)	(20,368)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	5,637,189	483,052	8.57%	5,704,220	513,976	9.01%	(24,926)	(5,998)	(30,924)
Other commercial and industrial loans (2)(3)	1,564,167	102,001	6.52%	1,976,924	133,451	6.75%	(4,412)	(27,038)	(31,450)
Mortgage finance loans	1,192,827	62,344	5.23%	1,179,141	67,660	5.74%	(6,092)	776	(5,316)
Multifamily loans	2,116,168	86,263	4.08%	2,165,067	85,204	3.94%	3,004	(1,945)	1,059
Non-owner occupied commercial real estate loans	1,412,201	83,484	5.91%	1,423,929	81,970	5.76%	2,177	(663)	1,514
Residential mortgages	526,133	24,046	4.57%	533,213	23,240	4.36%	1,116	(310)	806
Installment loans	1,104,470	106,340	9.63%	1,437,078	127,237	8.85%	10,473	(31,370)	(20,897)
Total loans and leases (4)	13,553,155	947,530	6.99%	14,419,572	1,032,738	7.16%	(24,133)	(61,075)	(85,208)
Other interest-earning assets	114,983	9,171	7.98%	118,574	8,040	6.78%	1,381	(250)	1,131
Total interest-earning assets	20,915,718	1,327,834	6.35%	20,971,198	1,367,360	6.52%	(35,885)	(3,641)	(39,526)
Non-interest-earning assets	518,472			515,185
Total assets	$21,434,190			$21,486,383
Liabilities
Interest checking accounts	$5,660,890	248,400	4.39%	$6,048,797	241,025	3.98%	23,576	(16,201)	7,375
Money market deposit accounts	3,559,362	159,598	4.48%	2,358,437	93,434	3.96%	13,565	52,599	66,164
Other savings accounts	1,595,357	73,947	4.64%	1,029,951	41,556	4.03%	7,001	25,390	32,391
Certificates of deposit	2,434,622	121,367	4.99%	4,401,855	200,422	4.55%	17,782	(96,837)	(79,055)
Total interest-bearing deposits (5)	13,250,231	603,312	4.55%	13,839,040	576,437	4.17%	51,798	(24,923)	26,875
Federal funds purchased	—	—	—%	3,781	188	4.97%	—	(188)	(188)
Borrowings	1,414,583	70,118	4.96%	2,073,553	103,286	4.98%	(414)	(32,754)	(33,168)
Total interest-bearing liabilities	14,664,814	673,430	4.59%	15,916,374	679,911	4.27%	48,994	(55,475)	(6,481)
Non-interest-bearing deposits (5)	4,807,647			3,801,053
Total deposits and borrowings	19,472,461		3.46%	19,717,427		3.45%
Other non-interest-bearing liabilities	217,172			272,599
Total liabilities	19,689,633			19,990,026
Shareholders’ equity	1,744,557			1,496,357
Total liabilities and shareholders’ equity	$21,434,190			$21,486,383
Net interest income		654,404			687,449		$(84,879)	$51,834	$(33,045)
Tax-equivalent adjustment		1,556			1,568
Net interest earnings		$655,960			$689,017
Interest spread			2.89%			3.07%
Net interest margin			3.14%			3.28%
Net interest margin tax equivalent (6)			3.15%			3.29%
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
(5)Total costs of deposits (including interest bearing and non-interest-bearing) were 3.34% and 3.27% for the years ended December 31, 2024 and 2023, respectively.
(6)Tax-equivalent basis, using an estimated marginal tax rate of 26% for both the years ended December 31, 2024 and 2023, presented to approximate interest income as a taxable asset.

Net interest income decreased $33.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower interest income in specialized lending, other commercial and industrial loans and leases and consumer installment loans and higher interest expense on deposits, offset in part by lower interest expense from lower average balances of borrowings. The decrease in interest income in specialized lending was mostly attributable to lower purchase discount accretion on the venture banking loan portfolio acquired in 2023. The average interest-earning assets decreased by $55.5 million, primarily in specialized lending, PPP loans included in other commercial and industrial loans and leases, consumer installment loans and investment securities, partially offset by an increase in interest-earning deposits. Loan forgiveness and guarantee claims processing for the PPP program was substantially completed in early 2023. Consumer installment loans decreased as Customers continued its de-risking strategy and the build out of our held for sale strategy in 2024. Also in 2024, Customers executed investment securities portfolio repositioning to improve structural liquidity, reduce asset sensitivity and benefit margin. Customers invested the cash flows from investment securities, including proceeds from the sale of lower yielding investment securities into higher yielding loans and investment securities.
The NIM decreased by 14 basis points to 3.15% for the year ended December 31, 2024, from 3.29% for the year ended December 31, 2023 resulting primarily from lower purchase discount accretion on the venture banking loan portfolio acquired in 2023, reduced recognition of net deferred loan origination fees from PPP loans driven by lower loan forgiveness and guarantee payments, and higher market interest rates on deposits. The higher market interest rates on deposits drove a 32 basis point increase in the cost of interest-bearing liabilities. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits was 3.34% and 3.27% for the years ended December 31, 2024 and 2023, respectively, as higher market interest rates on deposits were partially offset by a favorable shift in deposit mix. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 3.46% and 3.45% for the years ended December 31, 2024 and 2023, respectively.

PROVISION FOR CREDIT LOSSES
For more information about the provision and Customers’ ACL methodology and loss experience, see Critical Accounting Policies and Estimates and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” and “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.
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
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases of $69.8 million and $70.8 million for the years ended December 31, 2024 and 2023, respectively. Customers recorded a provision for credit losses of $2.0 million and a benefit to provision for credit losses of $0.1 million of lending-related commitments for the years ended December 31, 2024 and 2023, respectively. The $1.0 million decrease in the provision for credit losses for loans and leases for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted primarily from the recognition of improvements in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment, partially offset by an increase in commercial and industrial loan balances held for investment.
Net charge-offs for the year ended December 31, 2024 were $68.3 million, or 50 basis points of average total loans and leases, compared to $69.0 million, or 48 basis points of average total loans and leases for the year ended December 31, 2023. The net charge-offs of $69.0 million for the year ended December 31, 2023 excludes $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. Subsequent recoveries and charge-offs of these PCD loans are included in the period in which they occur. The decrease in net charge-offs was primarily related to decreases in charge-offs for non-owner occupied commercial real estate and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans and subsequent recoveries of PCD loans acquired from the FDIC during the year ended December 31, 2023.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.

The provision for credit losses for the years ended December 31, 2024 and 2023 also included a provision for credit losses of $3.6 million and $3.8 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2024	2023
Commercial lease income	$40,662	$36,179	$4,483	12.4%
Loan fees	27,163	20,216	6,947	34.4%
Bank-owned life insurance	9,442	11,777	(2,335)	(19.8)%
Mortgage finance transactional fees	4,101	4,395	(294)	(6.7)%
Net gain (loss) on sale of loans and leases	(15,628)	(1,200)	(14,428)	NM
Loss on sale of capital call lines of credit	—	(5,037)	5,037	(100.0)%
Net gain (loss) on sale of investment securities	(27,009)	(574)	(26,435)	NM
Unrealized gain on equity method investments	11,430	—	11,430	NM
Other	10,273	4,809	5,464	113.6%
Total non-interest income	$60,434	$70,565	$(10,131)	(14.4)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers’ commercial equipment financing group in which Customers is the lessor. The $4.5 million increase in commercial lease income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $6.9 million increase in loan fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from increases in fees earned on unused lines of credit and other fees from borrowers.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $2.3 million decrease in bank-owned life insurance income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from a decrease in death benefits paid by insurance carriers under the policies.

Net gain (loss) on sale of loans and leases
The $14.4 million increase in net loss on sale of loans and leases for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from $14.9 million of loss on leases of commercial clean vehicles that were accounted for as sales-type leases, a loss of $0.3 million, inclusive of transaction costs, on sales of $202.5 million in consumer installment loans that were classified as held for sale, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs and $0.4 million in losses, inclusive of transaction costs, on sales of commercial and industrial loans and other consumer loans for the year ended December 31, 2024, as compared to $0.2 million in net gains on sales of $78.6 million of SBA loans, $0.2 million in losses on sales of consumer installment loans and a loss of $1.2 million, inclusive of transaction costs, on sales of $556.7 million in consumer installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs for the year ended December 31, 2023. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the year ended December 31, 2024. Refer to “NOTE 8 – LEASES” to Customers’ audited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 6 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains on the sale of loans in 2025, given the significant uncertainty in the capital markets.
Loss on sale of capital call lines of credit
The $5.0 million decrease in realized loss from the sale of capital call lines of credit for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflected the sale of $670.0 million of short-term syndicated capital call lines of credit within specialized lending, inclusive of accrued interest and unamortized deferred loan origination costs for the year ended December 31, 2023, compared to no such sales for the year ended December 31, 2024. Customers decided to exit completely the non-strategic, short-term syndicated call lines of credit with borrowers that Customers had no deposit relationships during the year ended December 31, 2023. Refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information.
Net gain (loss) on sale of investment securities
The $26.4 million increase in net loss on sale of investment securities for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflects net losses realized from the sales of $624.9 million in AFS debt securities for the year ended December 31, 2024, compared to the sales of $297.4 million in AFS debt securities for the year ended December 31, 2023. In 2024, Customers executed investment securities portfolio repositioning to improve structural liquidity, reduce asset sensitivity and benefit margin. Customers invested the proceeds from the sale of lower yielding investment securities into higher yielding loans and investment securities. There can be no assurance that Customers will realize gains from sales of investment securities in 2025, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Unrealized gain on equity method investments
The $11.4 million increase in unrealized gain on the equity method investments for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflects unrealized gain from the equity method investments with fair value of $16.6 million purchased at discount during the year ended December 31, 2024.
Other non-interest income
The $5.5 million increase in other non-interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from increases in income from equity investments, derivatives and deposit account fees.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2024	2023
Salaries and employee benefits	$175,836	$133,275	$42,561	31.9%
Technology, communication and bank operations	65,154	65,550	(396)	(0.6)%
Commercial lease depreciation	32,543	29,898	2,645	8.8%
Professional services	34,978	35,177	(199)	(0.6)%
Loan servicing	15,909	17,075	(1,166)	(6.8)%
Occupancy	11,789	10,070	1,719	17.1%
FDIC assessments, non-income taxes, and regulatory fees	41,684	35,036	6,648	19.0%
Advertising and promotion	4,489	3,095	1,394	45.0%
Legal settlement expense	—	4,096	(4,096)	(100.0)%
Other	34,632	19,391	15,241	78.6%
Total non-interest expense	$417,014	$352,663	$64,351	18.2%
Salaries and employee benefits
The $42.6 million increase in salaries and employee benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from an increase in average full-time equivalent team members including the addition of new banking teams, annual merit increases, incentives and severance.
Technology, communication and bank operations
The $0.4 million decrease in technology, communication and bank operations expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from a decrease in deposit servicing-related expenses resulting from lower servicing fees, partially offset by an increase of $9.0 million in fees for software and processing fees.
Customers incurred $19.6 million and $29.6 million in deposit servicing fees to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, under the deposit servicing agreement, as amended, included within the technology, communication and bank operations expense during the years ended December 31, 2024 and 2023, respectively. On March 22, 2023, Customers agreed to amend and extend an existing white label relationship with a third party and BM Technologies, whereby Customers will continue to pay deposit servicing fees to BM Technologies. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank. The remaining deposits serviced by BM Technologies in connection with an existing white label relationship are expected to remain at Customers Bank and continue to be serviced by BM Technologies until such accounts are transferred to another sponsor bank on or around March 31, 2025. The deposit servicing fees of $19.6 million incurred to BM Technologies for the year ended December 31, 2024 included $7.1 million for periods prior to 2024.
Commercial lease depreciation
The $2.6 million increase in commercial lease depreciation for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $0.2 million decrease in professional services for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from decreases in legal fees related to loan transactions and PPP related matters and other professional services, partially offset by increases in consulting fees including to enhance the Bank’s risk management infrastructure.
Loan servicing
The $1.2 million decrease in loan servicing for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from lower balances in consumer installment loans serviced by third parties.

Occupancy
The $1.7 million increase in occupancy for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher lease expense and depreciation and amortization associated with the Bank’s expansion.
FDIC assessments, non-income taxes, and regulatory fees
The $6.6 million increase in FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from an increase in FDIC assessment rates and FDIC premiums of $4.2 million relating to periods prior to 2024, partially offset by a decrease of $3.0 million in FDIC special assessments and a credit of $3.0 million for Pennsylvania bank shares taxes relating to periods prior to 2024.
Customers incurred FDIC special assessments of $0.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. In November 2023, FDIC issued a final rule to implement a special assessment of 3.36 basis points on the uninsured deposits in excess of $5 billion as of December 31, 2022 to recover the losses arising from the closures of Silicon Valley Bank and Signature Bank in early March 2023. The special assessment is paid over eight quarterly periods beginning in the first quarter 2024. Customers had approximately $6.4 billion in uninsured deposits as of December 31, 2022. The FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points. The total special assessment amount to be paid by Customers, including the projected number of additional quarters and the estimated rate applicable to those quarters, are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits by the FDIC.
Advertising and promotion
The $1.4 million increase in advertising and promotion expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from higher spending on advertising agencies and media.
Legal settlement expense
The $4.1 million decrease in legal settlement expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflects expenses from a settlement with a third party PPP service provider during the year ended December 31, 2023.
Other non-interest expenses
The $15.2 million increase in other non-interest expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from increases in fees paid to a fintech company related to consumer installment loans originated and held for sale as a part of the Bank’s held for sale strategy and the provision for credit losses on unfunded lending-related commitments.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
Income before income tax expense	$224,373	$330,740	$(106,367)	(32.2)%
Income tax expense	42,904	80,597	(37,693)	(46.8)%
Effective tax rate	19.1%	24.4%
The $37.7 million decrease in income tax expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from lower pre-tax income and an increase in investment tax credits, including $14.9 million of investment tax credits generated from commercial clean vehicles in 2024, partially offset by the increase of unrecognized tax benefits in 2024. The income tax expense for the year ended December 31, 2023 also included $4.1 million from the surrender of bank-owned life insurance policies that did not repeat in 2024. The investment tax credits from commercial clean vehicles were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases.
The decrease in the effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from an increase in investment tax credits in 2024 and tax on the surrender of bank-owned life insurance policies in 2023 that did not repeat in 2024, partially offset by the increase of unrecognized tax benefits in 2024. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to “NOTE 15 – INCOME TAXES” to Customers’ audited consolidated financial statements.

PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $15.0 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. There were no changes to the amount of preferred stock outstanding during the years ended December 31, 2024 and 2023.
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
Financial Condition
General
Customers’ total assets were $22.3 billion at December 31, 2024. This represented an increase of $992.0 million from total assets of $21.3 billion at December 31, 2023. The increase in total assets was primarily driven by increases of $1.2 billion in loans and leases receivable, $423.2 million in loans receivable, mortgage finance, at fair value and $114.6 million in other assets, partially offset by decreases of $385.9 million in investment securities, at fair value, $135.5 million in loans held for sale, $111.2 million in investment securities held to maturity and $60.4 million in cash and cash equivalents.
Total liabilities were $20.5 billion at December 31, 2024. This represented an increase of $793.7 million from $19.7 billion at December 31, 2023. The increase in total liabilities primarily resulted from an increase of $926.2 million in total deposits, partially offset by decreases of $74.9 million in FHLB advances, $33.2 million in accrued interest payable and other liabilities and $24.8 million in other borrowings.
The following table sets forth certain key condensed balance sheet data as of December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023	Change	% Change
Cash and cash equivalents	$3,785,931	$3,846,346	$(60,415)	(1.6)%
Investment securities, at fair value	2,019,694	2,405,640	(385,946)	(16.0)%
Investment securities held to maturity	991,937	1,103,170	(111,233)	(10.1)%
Loans held for sale	204,794	340,317	(135,523)	(39.8)%
Loans and leases receivable	13,127,634	11,963,855	1,163,779	9.7%
Loans receivable, mortgage finance, at fair value	1,321,128	897,912	423,216	47.1%
Allowance for credit losses on loans and leases	(136,775)	(135,311)	(1,464)	1.1%
Bank-owned life insurance	297,641	292,193	5,448	1.9%
Other assets	481,395	366,829	114,566	31.2%
Total assets	22,308,241	21,316,265	991,976	4.7%
Total deposits	18,846,461	17,920,236	926,225	5.2%
FHLB advances	1,128,352	1,203,207	(74,855)	(6.2)%
Other borrowings	99,068	123,840	(24,772)	(20.0)%
Subordinated debt	182,509	182,230	279	0.2%
Accrued interest payable and other liabilities	215,168	248,358	(33,190)	(13.4)%
Total liabilities	20,471,558	19,677,871	793,687	4.0%
Total shareholders’ equity	1,836,683	1,638,394	198,289	12.1%
Total liabilities and shareholders’ equity	$22,308,241	$21,316,265	$991,976	4.7%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $56.8 million and $45.2 million at December 31, 2024 and 2023, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.

Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.7 billion and $3.8 billion at December 31, 2024 and 2023, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2023 primarily resulted from deploying excess cash into loans and investment securities.
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
At December 31, 2024, investment securities at fair value totaled $2.0 billion compared to $2.4 billion at December 31, 2023. The decrease primarily resulted from the maturities, calls and principal repayments totaling $629.2 million and the sales of $624.9 million, partially offset by purchases of $845.8 million of the investment securities.
For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $3.6 million and $3.8 million on certain debt securities available for sale during the years ended December 31, 2024 and 2023, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ audited consolidated financial statements for additional information.

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

	December 31, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	1.39%	1.39%
Agency-guaranteed residential mortgage-backed securities	—	—	—	5.52	5.52
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	3.93	3.93
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	5.51	5.51
Collateralized loan obligations	—	—	—	6.31	6.31
Commercial mortgage-backed securities	—	—	—	5.86	5.86
Corporate notes	9.99	6.48	6.25	—	6.78
Private label collateralized mortgage obligations	—	—	—	4.84	4.84
Weighted-average yield	9.99%	6.48%	6.25%	3.76%	5.59%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At December 31, 2024, investment securities held to maturity totaled $991.9 million compared to $1.1 billion at December 31, 2023. The decrease primarily resulted from the maturities, calls and principal repayments totaling $291.5 million, partially offset by purchases of $160.0 million of asset-backed securities investments in VIEs in connection with the sales of consumer installment loans and $15.0 million of CRA-qualified, agency-guaranteed collateralized mortgage obligations.

During the year ended December 31, 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sale price in the form of $160.0 million of asset-backed securities collateralized by the sold loans. Customers accounts for its investment in the asset-backed securities as HTM debt securities on the consolidated balance sheet. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
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

	December 31, 2024
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.54%	5.54%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.89	1.89
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.39	2.39
Private label collateralized mortgage obligations	—	—	—	4.61	4.61
Weighted-average yield	—%	—%	—%	4.21%	4.21%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the HTM portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. For financial reporting purposes, these securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ audited consolidated financial statements for additional information.
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The portfolio of specialized lending loans and leases and mortgage finance loans is nationwide. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialized lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide. Customers is transitioning its consumer installment lending strategy from a held for investment to a held for sale business to reduce its exposure to credit risk.
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

As of December 31, 2024, Customers had $13.2 billion in commercial loans outstanding, totaling approximately 90.1% of its total loan and lease portfolio, which includes loans held for sale and loans receivable, mortgage finance, at fair value, compared to commercial loans outstanding of $11.5 billion, comprising approximately 86.8% of its total loan and lease portfolio at December 31, 2023.
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
Customers’ specialized banking includes equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. In 2021, Customers added three new verticals within its specialized lending, which included capital call lines, technology and venture capital banking and financial institutions group to further build its franchise and support the growth of its commercial lending. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
In 2023, Customers acquired a venture banking loan portfolio from the FDIC. Customers has also recruited team members that originated these loans to service the venture-backed growth industry from seed-stage through late-stage. The newly recruited team gives clients access to the capital to grow from innovation to maturity and leverage a customized, best-in-class tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio was combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms was combined with Customers’ existing capital call lines vertical within fund finance.
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of December 31, 2024 and 2023, mortgage finance loans totaled $1.3 billion and $897.9 million, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (including crane and utility), marine, franchise, general manufacturing (including machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2024 and 2023, Customers had $675.4 million and $547.0 million, respectively, of equipment finance loans outstanding. As of December 31, 2024 and 2023, Customers had $262.7 million and $205.7 million, respectively, of equipment finance leases outstanding. As of December 31, 2024 and 2023, Customers had $214.9 million and $205.7 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $95.1 million and $77.7 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. As of December 31, 2024, Customers had multifamily loans of $2.3 billion outstanding, comprising approximately 15.4% of the total loan and lease portfolio, compared to $2.1 billion, or approximately 16.2% of the total loan and lease portfolio, at December 31, 2023.

Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. Customers has continued to build out its held-for-sale strategy in 2024 in which we accumulate loans with the intent to sell in the future while reducing consumer installment loans held for investment. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of December 31, 2024, Customers had $1.4 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 9.9% of the total loan and lease portfolio, compared to $1.7 billion, or 13.2% of the total loan and lease portfolio, as of December 31, 2023.
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Purchases (1)
Specialized lending	$—	$631,252	$—
Other commercial and industrial	9,019	22,073	2,975
Commercial real estate owner occupied	—	2,867	—
Residential real estate	—	4,238	207,251
Personal installment (2)	189,374	—	123,785
Other installment (2)	—	96,758	149,969
Total	$198,393	$757,188	$483,980
Sales (3)
Specialized lending (4)	$—	$287,185	$2,200
Other commercial and industrial (5)	23,708	54,083	22,880
Multifamily	—	—	2,879
Commercial real estate owner occupied (5)	—	24,522	8,960
Commercial real estate non-owner occupied	—	16,000	—
Personal installment (6)	53,598	—	500,001
Other installment	—	154,042	—
Total	$77,306	$535,832	$536,920
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 97.5%, 87.9% and 99.1% of the loans’ unpaid principal balance for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Installment loan purchases for the years ended December 31, 2024, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2024, 2023 and 2022, sales of loans held for investment resulted in net losses of $0.4 million and net gains of $0.2 million and $3.2 million, respectively, included in net gain (loss) on sale of loans and leases in the consolidated statements of income.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans for the years ended December 31, 2023 and 2022.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.

Loans Held for Sale
The composition of loans held for sale as of December 31, 2024 and 2023 was as follows:

	December 31,
(amounts in thousands)	2024	2023
Residential mortgage loans, at fair value	$1,836	$1,215
Personal installment loans, at lower of cost or fair value	40,903	151,040
Other installment loans, at fair value	162,055	188,062
Loans held for sale	$204,794	$340,317
At December 31, 2024, loans held for sale totaled $204.8 million, or 1.4% of the total loan and lease portfolio, and $340.3 million, or 2.6% of the total loan and lease portfolio, at December 31, 2023.
During the year ended December 31, 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash.
During the year ended December 31, 2023, Customers sold $556.7 million of personal and other installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2024	2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,842,420	$5,006,693
Other commercial and industrial (2)	1,182,350	1,279,147
Multifamily	2,252,246	2,138,622
Commercial real estate owner occupied	1,100,944	797,319
Commercial real estate non-owner occupied	1,359,130	1,177,650
Construction	147,209	166,393
Total commercial loans and leases receivable	11,884,299	10,565,824
Consumer:
Residential real estate	496,559	484,435
Manufactured housing	33,123	38,670
Installment:
Personal	463,854	555,533
Other	249,799	319,393
Total consumer loans receivable	1,243,335	1,398,031
Loans and leases receivable	13,127,634	11,963,855
Loans receivable, mortgage finance, at fair value	1,321,128	897,912
Allowance for credit losses on loans and leases	(136,775)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$14,311,987	$12,726,456
(1)Includes direct finance and sales-type equipment leases of $262.7 million and $205.7 million at December 31, 2024 and 2023, respectively.
(2)Includes PPP loans of $22.8 million and $74.7 million at December 31, 2024 and 2023, respectively. The PPP loans are fully guaranteed by the SBA, provided that the SBA’s eligibility criteria are met and earn a fixed interest rate of 1%. Customers substantially completed processing forgiveness and guarantee claims for the PPP in early 2023.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(20.8) million and $(22.7) million at December 31, 2024 and 2023, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value), net of the ACL, increased by $1.2 billion to $13.0 billion at December 31, 2024, from $11.8 billion at December 31, 2023. The increase in loans and leases receivable, net of the ACL, was primarily attributable to higher balances in specialized lending, multifamily, owner-occupied and non-owner occupied commercial real estate loans, partially offset by $1.5 million increase in ACL, as further described below, from December 31, 2023. The overall loans and leases receivable fluctuations were the result of Customers selectively pursuing disciplined loan growth by focusing on holistic and strategic banking relationships that create franchise value, while executing on the held-for-sale strategy and de-risking the held-for-investment consumer installment loan portfolio in 2024.

The following table presents Customers’ loans receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value) as of December 31, 2024 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,377,299	$4,397,073	$1,183,761	$66,637	$7,024,770
Multifamily	50,638	424,809	1,776,799	—	2,252,246
Commercial real estate owner occupied	156,610	611,515	219,892	112,927	1,100,944
Commercial real estate non-owner occupied	271,708	837,390	250,032	—	1,359,130
Construction	59,782	52,280	29,982	5,165	147,209
Total commercial loans	$1,916,037	$6,323,067	$3,460,466	$184,729	$11,884,299

Consumer loans:
Residential real estate	$1,228	$1,008	$9,198	$485,125	$496,559
Manufactured housing	262	3,761	24,207	4,893	33,123
Installment	23,460	427,397	148,751	114,045	713,653
Total consumer loans	$24,950	$432,166	$182,156	$604,063	$1,243,335

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2024:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,168,262	$4,479,209	$5,647,471
Multifamily	255,983	1,945,625	2,201,608
Commercial real estate owner occupied	114,837	829,497	944,334
Commercial real estate non-owner occupied	613,300	474,122	1,087,422
Construction	7,871	79,556	87,427
Total commercial loans	$2,160,253	$7,808,009	$9,968,262

Consumer loans:
Residential real estate	$407,345	$87,986	$495,331
Manufactured housing	32,861	—	32,861
Installment	690,193	—	690,193
Total consumer loans	$1,130,399	$87,986	$1,218,385

Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At December 31, 2024, all of Customers’ mortgage finance loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.3 billion and $897.9 million at December 31, 2024 and 2023, respectively.
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
The provision for credit losses on loans and leases was $69.8 million and $70.8 million for the years ended December 31, 2024 and 2023, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value) was $136.8 million, or 1.04% of loans and leases receivable at December 31, 2024, and $135.3 million, or 1.13% of loans and leases receivable at December 31, 2023.
The increase in the ACL resulted primarily from an increase in commercial and industrial loan balances held for investment, partially offset by the recognition of improvement in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. Net charge-offs were $68.3 million for the year ended December 31, 2024, a decrease of $0.7 million compared to $69.0 million for the year ended December 31, 2023. The net charge-offs for year ended December 31, 2023 excluded $6.2 million of charge-offs for certain PCD loans acquired from the FDIC applied against $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of the venture banking loan portfolio on June 15, 2023. The decrease in net charge-offs was primarily due to decreases in charge-offs for non-owner occupied commercial real estate and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans and subsequent recoveries of PCD loans acquired from the FDIC during the year ended December 31, 2023. Installment charge-offs were attributable to unsecured consumer loans originated and purchased through arrangements with fintech companies and other market place lenders. Refer to the table of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The table below presents changes in Customers’ ACL for the periods indicated.

(dollars in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs (3)	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries (3)	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (4)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (3)	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries (3)	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (3)	(23,735)	(4,073)	(365)	(145)	—	(38)	—	(56,109)	(84,465)
Recoveries (3)	5,689	—	—	—	10	79	—	10,352	16,130
Provision (benefit) for credit losses on loans and leases	23,922	6,241	1,238	691	(242)	(659)	(410)	39,018	69,799
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775

Net Charge-offs to Average Loans and Leases
2022	(0.22)%	(0.08)%	0.01%	(0.50)%	0.14%	0.01%	—%	(2.48)%	(0.50)%
2023	(0.12)%	(0.17)%	0.00%	(0.34)%	0.06%	(0.01)%	—%	(4.65)%	(0.53)%
2024	(0.28)%	(0.19)%	(0.04)%	(0.01)%	0.01%	0.01%	—%	(5.90)%	(0.56)%
(1)    Includes specialized lending.
(2)    PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.
(3)    Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(4)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a Venture Banking loan portfolio (included within specialized lending) from the FDIC on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.

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

Customers’ commercial real estate, commercial and residential construction, consumer residential and commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”), primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. The credit committee and loan officers review loans that are 15 or more days delinquent and all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including accounts receivable and inventory aging reports and relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the loan portfolio as of December 31, 2024.
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
The following table shows the ACL by various portfolios as of December 31, 2024 and 2023:

	December 31,
	2024		2023
(dollars in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ACL	Percent of loans in each category to loans and leases receivable
Commercial and industrial, including specialized lending (1)	$29,379	53.5%	$23,503	52.5%
Multifamily	18,511	17.2%	16,343	17.9%
Commercial real estate owner occupied	10,755	8.4%	9,882	6.7%
Commercial real estate non-owner occupied	17,405	10.3%	16,859	9.8%
Construction	1,250	1.1%	1,482	1.4%
Total commercial loans and leases	77,300	90.5%	68,069	88.3%

Residential real estate	5,968	3.8%	6,586	4.0%
Manufactured housing	3,829	0.3%	4,239	0.3%
Installment	49,678	5.4%	56,417	7.4%
Total consumer loans	59,475	9.5%	67,242	11.7%
Loans and leases receivable	$136,775	100.0%	$135,311	100.0%
(1)    Includes PPP loans.

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment.
Asset Quality at December 31, 2024

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (2) (a)+(b)	NPL to Loan and Lease Type (%)	NPA (2) to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$7,024,770	$6,997,577	$23,131	$21	$4,041	$—	$4,041	0.06%	0.06%
Multifamily	2,252,246	2,240,412	—	—	11,834	—	11,834	0.53%	0.53%
Commercial real estate owner occupied	1,100,944	1,081,459	11,395	—	8,090	—	8,090	0.73%	0.73%
Commercial real estate non-owner occupied	1,359,130	1,342,123	—	16,653	354	—	354	0.03%	0.03%
Construction	147,209	147,209	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	11,884,299	11,808,780	34,526	16,674	24,319	—	24,319	0.20%	0.20%
Residential	496,559	476,848	10,997	—	8,714	—	8,714	1.75%	1.75%
Manufactured housing	33,123	29,941	920	410	1,852	—	1,852	5.59%	5.59%
Installment	713,653	695,014	13,026	—	5,613	—	5,613	0.79%	0.79%
Total consumer loans receivable	1,243,335	1,201,803	24,943	410	16,179	—	16,179	1.30%	1.30%
Loans and leases receivable	13,127,634	13,010,583	59,469	17,084	40,498	—	40,498	0.31%	0.31%
Loans receivable, mortgage finance, at fair value	1,321,128	1,321,128	—	—	—	—	—	—%	—%
Total loans held for sale	204,794	196,157	5,860	—	2,777	—	2,777	1.36%	1.36%
Total portfolio	$14,653,556	$14,527,868	$65,329	$17,084	$43,275	$—	$43,275	0.30%	0.30%
Asset Quality at December 31, 2024 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual/NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$7,024,770	$4,041	$29,379	0.42%	727.02%
Multifamily	2,252,246	11,834	18,511	0.82%	156.42%
Commercial real estate owner occupied	1,100,944	8,090	10,755	0.98%	132.94%
Commercial real estate non-owner occupied	1,359,130	354	17,405	1.28%	4916.67%
Construction	147,209	—	1,250	0.85%	—%
Total commercial loans and leases receivable	11,884,299	24,319	77,300	0.65%	317.86%
Residential	496,559	8,714	5,968	1.20%	68.49%
Manufactured housing	33,123	1,852	3,829	11.56%	206.75%
Installment	713,653	5,613	49,678	6.96%	885.05%
Total consumer loans receivable	1,243,335	16,179	59,475	4.78%	367.61%
Loans and leases receivable	13,127,634	40,498	136,775	1.04%	337.73%
Loans receivable, mortgage finance, at fair value	1,321,128	—	—	—%	—%
Total loans held for sale	204,794	2,777	—	—%	—%
Total portfolio	$14,653,556	$43,275	$136,775	0.93%	316.06%
(1)Includes PPP loans of $22.8 million within commercial and industrial, including specialized lending, and classified as current. PPP loans of $0.8 million were 30-59 days past due and $16.1 million were 60 days or more past due as of December 31, 2024. PPP loans were $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(2)Excludes non-performing investment securities, at fair value of $12.5 million with ACL of $4.3 million at December 31, 2024.

The total loan and lease portfolio was $14.7 billion at December 31, 2024 compared to $13.2 billion at December 31, 2023 and $43.3 million, or 0.30% of loans and leases, were non-performing at December 31, 2024 compared to $27.1 million, or 0.21% of loans and leases, at December 31, 2023. The total loan and lease portfolio was supported by an ACL of $136.8 million (316.06% of NPLs and 0.93% of total loans and leases) and $135.3 million (499.12% of NPLs and 1.02% of total loans and leases), at December 31, 2024 and 2023, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2024	2023
Loans 90+ days delinquent still accruing (1)	$17,084	$538

Non-accrual loans	$43,275	$27,110
OREO and repossessed assets	—	99
Investment securities, at fair value	12,532	—
Total non-performing assets	$55,807	$27,209
(1)Excludes PCD loans at December 31, 2024 and 2023.

	December 31,
	2024	2023
Non-accrual loans to loans and leases receivable (1)	0.31%	0.22%
Non-accrual loans to total loans and leases portfolio	0.30%	0.21%
Non-performing assets to total assets (2)	0.25%	0.13%
Non-accrual loans and loans 90+ days delinquent to total assets	0.27%	0.13%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.04%	1.13%
Non-accrual loans	316.06%	499.12%
(1)    Excludes loans held for sale and loans receivable, mortgage finance, at fair value.
(2)Includes non-performing investment securities, at fair value of $12.5 million with ACL of $4.3 million at December 31, 2024.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at December 31, 2024 as compared to December 31, 2023. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at December 31, 2024 as compared to December 31, 2023.
The table below sets forth loans held for investment that were non-performing at December 31, 2024 and 2023.

	December 31,
(amounts in thousands)	2024	2023
Commercial and industrial, including specialized lending	$4,041	$4,436
Multifamily	11,834	—
Commercial real estate owner occupied	8,090	5,869
Commercial real estate non-owner occupied	354	—
Residential real estate	8,714	6,802
Manufactured housing	1,852	2,331
Installment	5,613	7,211
Total non-performing loans	$40,498	$26,649
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
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers’ financial position. At December 31, 2024 and 2023, special mention loans and leases were $175.1 million and $196.2 million, respectively, and are considered performing loans and are therefore not included in the tables above.
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

The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable and type of modification granted.

	For the Year Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,999	$9,114	$—	$—	$11,113	0.16%
Multifamily	—	10,694	—	—	10,694	0.47%
Residential real estate	—	51	—	303	354	0.07%
Manufactured housing	100	—	—	217	317	0.96%
Personal installment	4,937	171	73	—	5,181	1.12%
Total	$7,036	$20,030	$73	$520	$27,659

	For the Year Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$250	$14,791	$—	$—	$15,041	0.24%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Residential real estate	46	—	—	—	46	0.01%
Manufactured housing	158	—	—	664	822	2.13%
Personal installment	14,075	756	312	—	15,143	2.73%
Total	$14,698	$15,547	$312	$664	$31,221
As of December 31, 2024, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2024.
The loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
ACCRUED INTEREST RECEIVABLE
At December 31, 2024, accrued interest receivable totaled $108.4 million compared to $114.8 million at December 31, 2023. The decrease primarily resulted from a decrease in interest rates.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2024, bank premises and equipment, net of accumulated depreciation and amortization, totaled $6.7 million compared to $7.4 million at December 31, 2023. The decrease primarily resulted from higher depreciation and amortization expenses.
At December 31, 2024, Customers Bank’s restricted stock holdings totaled $96.2 million compared to $109.5 million at December 31, 2023. These holdings consist of stock of the FRB, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2024, the cash surrender value of BOLI totaled $297.6 million compared to $292.2 million at December 31, 2023. Presented within BOLI on the consolidated balance sheets is the cash surrender value of the annuities funding the SERPs of $9.9 million and $11.4 million at December 31, 2024 and 2023, respectively. For additional information on the SERPs, refer to “NOTE 13 - EMPLOYEE BENEFIT PLANS” to Customers’ audited consolidated financial statements.
At December 31, 2024 and 2023, other assets totaled $481.4 million and $366.8 million, respectively. Other assets consist primarily of operating leases through Customers’ commercial equipment financing group (net investment in operating leases of $214.9 million at December 31, 2024 compared to $205.7 million at December 31, 2023), mark-to-market adjustments and receivable related to interest-rate swaps, investments in affordable housing projects and other limited partnerships or limited liability companies, ROU assets and prepaid expenses and taxes.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, our white label relationship, deposit brokers, listing services and other relationships.
In April 2024, Customers onboarded 10 experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. The new teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All newly onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
Customers Bank provided TassatPay instant blockchain-based digital payments platform via CBIT, which allowed clients to make instant payments in U.S. dollars. In November 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBIT. CBIT could only be created by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. Each CBIT was minted with precisely one U.S. dollar equivalent, and those dollars were held in a non-interest bearing omnibus deposit account until the CBIT was burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform was always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and was reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT included the omnibus deposit account established for the CBIT instant payments platform, which had no outstanding balance and an outstanding balance of $826.9 million at December 31, 2024 and 2023, respectively. The deposits from customers who participated in CBIT and transitioned to cubiX are included in the deposit liability on the consolidated balance sheet. The deposits from customers who participated in CBIT, including the omnibus deposit account, had an outstanding balance of $2.8 billion at December 31, 2023. The deposits from these customers who transitioned to cubiX was $3.6 billion at December 31, 2024.
The components of deposits were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2024	2023	Change	% Change
Demand, non-interest bearing	$5,608,288	$4,422,494	$1,185,794	26.8%
Demand, interest bearing	5,553,698	5,580,527	(26,829)	(0.5)%
Savings, including MMDA	4,976,270	4,629,336	346,934	7.5%
Non-time deposits	16,138,256	14,632,357	1,505,899	10.3%
Time deposits	2,708,205	3,287,879	(579,674)	(17.6)%
Total deposits	$18,846,461	$17,920,236	$926,225	5.2%
Total deposits were $18.8 billion at December 31, 2024, an increase of $926.2 million, or 5.2%, from $17.9 billion at December 31, 2023. The increase in total deposits was primarily due to increases in non-interest bearing demand deposits of $1.2 billion, or 26.8%, to $5.6 billion and savings, including MMDA, of $346.9 million, or 7.5%, to $5.0 billion. These increases were offset in part by decreases in time deposits of $579.7 million, or 17.6%, to $2.7 billion and interest bearing demand deposits of $26.8 million, or 0.5%, to $5.6 billion.
Total deposits at December 31, 2024 and 2023 include $221.3 million and $307.9 million, respectively, of deposits serviced by BM Technologies under a deposit servicing agreement, as amended. On December 1, 2023, Customers had an outflow of approximately $430.0 million of student-related deposits serviced by BM Technologies to a new sponsor bank. The remaining deposits serviced by BM Technologies in connection with an existing white label relationship are expected to remain at Customers Bank and continue to be serviced by BM Technologies until such accounts are transferred to another sponsor bank on or around March 31, 2025.
At December 31, 2024 and 2023, the Bank had $1.5 billion and $1.1 billion in deposits, respectively, to which it had pledged $1.5 billion and $1.1 billion, respectively, of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement.

The total amount of estimated uninsured deposits was $7.3 billion and $5.4 billion at December 31, 2024 and 2023, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $803.1 million and $186.3 million at December 31, 2024, and 2023, respectively. At December 31, 2024, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	December 31, 2024
3 months or less	$574,405
Over 3 through 6 months	79,263
Over 6 through 12 months	44,762
Over 12 months	104,705
Total	$803,135
Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$4,807,647	0.00%	$3,801,053	0.00%
Demand, interest-bearing	5,660,890	4.39%	6,048,797	3.98%
Savings, including MMDA	5,154,719	4.53%	3,388,388	3.98%
Time deposits	2,434,622	4.99%	4,401,855	4.55%
Total	$18,057,878	3.34%	$17,640,093	3.27%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations. Refer to “NOTE 11 – BORROWINGS” to Customers’ audited consolidated financial statements for additional information.
Short-term debt
Short-term debt at December 31, 2024 and 2023 was as follows:

	December 31,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.61%	$—	—%
Total short-term debt	$100,000		$—
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2024 and 2023 were as follows:

	December 31,
	2024				2023
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,028,352	(2)	4.11%	(3)	$1,203,207	(2)	3.91%	(3)
Total long-term FHLB and FRB advances	$1,028,352				$1,203,207
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $950.0 million with maturities ranging from March 2025 to March 2028, and variable rate long-term advances from FHLB of $80.0 million with maturities ranging from March 2028 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at December 31, 2024.
(2)    Includes $(1.6) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2024 and 2023, respectively. Refer to “NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ audited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

The maximum borrowing capacity with the FHLB and FRB at December 31, 2024 and 2023 was as follows:

	December 31,
(dollars in thousands)	2024	2023
Total maximum borrowing capacity with the FHLB	$3,562,171	$3,474,347
Total maximum borrowing capacity with the FRB	4,357,519	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,722,736	8,575,137
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2024 and 2023 were as follows:

		Carrying Amount at December 31,
(dollars in thousands)
Issued by	Ranking	2024	2023	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,068	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	—	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$99,068	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,947	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,562	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,509	$182,230
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
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2024	2023	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,758	35,459	299	0.8%
Additional paid in capital	575,333	564,538	10,795	1.9%
Retained earnings	1,326,011	1,159,582	166,429	14.4%
Accumulated other comprehensive income (loss), net	(96,560)	(136,569)	40,009	(29.3)%
Treasury stock	(141,653)	(122,410)	(19,243)	15.7%
Total shareholders’ equity	$1,836,683	$1,638,394	$198,289	12.1%
Shareholders’ equity increased $198.3 million, or 12.1%, to $1.8 billion at December 31, 2024 when compared to shareholders’ equity of $1.6 billion at December 31, 2023. The increase primarily resulted from increases in retained earnings of $166.4 million, common stock of $0.3 million, additional paid in capital of $10.8 million and accumulated other comprehensive income (loss), net of $40.0 million, partially offset by an increase in treasury stock of $19.2 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the year ended December 31, 2024.

The increase in retained earnings resulted from net income of $181.5 million for the year ended December 31, 2024, partially offset by preferred stock dividends of $15.0 million for the year ended December 31, 2024.
The increase in accumulated other comprehensive income (loss), net primarily resulted from a decrease of $21.7 million in unrealized losses on AFS debt securities primarily due to changes in interest rates and credit spreads and income tax effect of $5.5 million, and the reclassification of realized losses from the sales of $27.0 million and income tax effects of $7.1 million, during the year ended December 31, 2024.
The increase treasury stock resulted from repurchases of 393,303 shares of its common stock for $19.2 million under the 2024 Share Repurchase Program during the year ended December 31, 2024. On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The Company’s previously authorized common stock repurchase program, the Share Repurchase Program, authorized on August 25, 2021, subsequently expired on September 27, 2023. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information.
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
With commitments to extend credit, exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Because they involve credit risk similar to extending a loan and lease, these financial instruments are subject to the Bank’s credit policy and other underwriting standards. Refer to “NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ audited consolidated financial statements for additional information.
As described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses on unfunded lending-related commitments of $2.0 million during the year ended December 31, 2024 resulting in an ACL of $4.9 million as of December 31, 2024. Customers recognized a benefit to provision for credit losses on unfunded lending-related commitments of $0.1 million during the year ended December 31, 2023 resulting in an ACL of $2.9 million as of December 31, 2023. The ACL on unfunded lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of December 31, 2024. Refer to “NOTE 8 – LEASES”, “NOTE 10 – DEPOSITS”, “NOTE 11 – BORROWINGS” and “NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ audited consolidated financial statements for additional information.

At December 31, 2024, Customers had $3.8 billion of cash on hand and $3.0 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $9.1 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 124% of uninsured deposits and approximately 159% of uninsured deposits less collateralized and affiliate deposits at December 31, 2024. Our loan to deposit ratio was 78% at December 31, 2024. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of December 31, 2024, Customers’ borrowing capacity with the FHLB was $3.6 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of December 31, 2023, Customers’ borrowing capacity with the FHLB was $3.5 billion, of which $1.2 billion was utilized in borrowings and $1.1 billion of available capacity was utilized to collateralize deposits. As of December 31, 2024 and 2023, Customers’ borrowing capacity with the FRB was $4.4 billion and $3.4 billion, respectively. None of this capacity was utilized as of December 31, 2024 and 2023.
Customers Bank provided blockchain-based digital payments via CBIT, which allowed clients to make instant payments in U.S. dollars. In November 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBIT. CBIT could only be created or minted by, transferred to and redeemed by commercial customers of Customers Bank on the instant B2B payments platform by maintaining U.S. dollars in deposit accounts at Customers Bank. CBIT was not listed or traded on any digital currency exchange. The deposits from customers who participated in CBIT and transitioned to cubiX are included in the deposit liability on the consolidated balance sheet. The deposits from customers who participated in CBIT had an outstanding balance of $2.8 billion at December 31, 2023. The deposits from these customers who transitioned to cubiX was $3.6 billion at December 31, 2024.
The CBIT instant payments platform provided a closed-system for intrabank commercial transactions and was not intended to be a trading platform for tokens or digital assets. CBIT tokens were used only in connection with the CBIT instant payments platform and were not securities for purposes of applicable securities laws. There were no scenarios in which the transaction or redemption value of one CBIT would not be equal to one U.S. dollar. Each CBIT was minted with precisely one U.S. dollar equivalent, and those dollars were held in a non-interest bearing omnibus deposit account until the CBIT was burned or redeemed. The number of CBIT outstanding in the CBIT instant payments platform was always equal to the U.S. dollars held in the omnibus deposit account at Customers Bank and was reported as a deposit liability on the consolidated balance sheet. The deposits from customers participating in CBIT included the omnibus deposit account, which had no outstanding balance and an outstanding balance of $826.9 million at December 31, 2024 and 2023, respectively.
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
The table below summarizes Customers’ cash flows for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$145,057	$124,729	$20,328	16.3%
Net cash provided by (used in) investing activities	(1,006,091)	3,157,723	(4,163,814)	(131.9)%
Net cash provided by (used in) financing activities	800,619	108,088	692,531	640.7%
Net increase (decrease) in cash and cash equivalents	$(60,415)	$3,390,540	$(3,450,955)	(101.8)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $145.1 million for the year ended December 31, 2024 resulted from proceeds from the sales and repayments of loans held for sale of $1.3 billion, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to two third-party sponsored VIEs, net income of $181.5 million and non-cash operating adjustments of $109.1 million, partially offset by origination and purchases of loans held for sale of $1.4 billion, an increase in accrued interest receivable and other assets of $100.0 million and a decrease in accrued interest payable and other liabilities of $32.8 million. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 6 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs.

Cash provided by operating activities of $124.7 million for the year ended December 31, 2023 resulted from proceeds from the sales and repayments of loans held for sale of $600.5 million, which included cash proceeds from the sales of consumer installment loans that were classified as held for sale to two third-party sponsored VIEs, net income of $250.1 million, non-cash operating adjustments of $38.4 million, a decrease in accrued interest receivable and other assets of $23.6 million and an increase in accrued interest payable and other liabilities of $18.7 million, partially offset by origination and purchases of loans held for sale of $806.6 million. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 6 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.0 billion for the year ended December 31, 2024 primarily resulted from a net increase in loans and leases, excluding mortgage finance loans of $1.1 billion, purchases of investment securities available for sale of $845.8 million and CRA-qualified investment securities held to maturity of $15.0 million, net origination of mortgage finance loans of $426.5 million, purchases of loans of $198.4 million and purchases of leased assets under lessor operating leases of $63.7 million, partially offset by proceeds from maturities, calls and principal repayments on investment securities available for sale of $629.2 million and held to maturity of $291.5 million, proceeds from sales of investment securities available for sale of $624.9 million, proceeds from sales of loans and leases of $35.0 million, proceeds from sales of leased assets under lessor operating leases of $18.5 million and net proceeds from sales of FHLB, Federal Reserve Bank, and other restricted stock of $13.3 million.
Cash provided by investing activities of $3.2 billion for the year ended December 31, 2023 primarily resulted from a net decrease in loans and leases, excluding mortgage finance loans, of $2.3 billion mostly from PPP loan forgiveness and guarantee payments by the SBA, proceeds from sales of loans and leases of $409.5 million including the sales of capital call lines of credit held for investment, proceeds from net repayments of mortgage finance loans of $408.3 million, proceeds from maturities, calls and principal repayments on investment securities available for sale of $323.3 million and held to maturity of $252.4 million, proceeds from sales of investment securities available for sale of $297.4 million and proceeds from surrenders and death benefits from the BOLI of $56.6 million, partially offset by purchases of loans of $709.2 million including the venture banking loans purchased from the FDIC, purchases of investment securities held to maturity of $73.1 million, purchases of leased assets under lessor operating leases of $40.8 million and net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $35.1 million. Refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the sales of capital call lines of credit held for investment and the venture banking loans purchased from the FDIC.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $800.6 million for the year ended December 31, 2024 primarily resulted from a net increase in deposits of $933.7 million, proceeds from long-term borrowed funds from the FHLB and the FRB of $155.0 million and a net increase in short-term borrowed funds from the FHLB of $100.0 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $325.0 million, repayments of other long-term borrowings of $25.0 million, purchases of treasury stock of $19.2 million and dividends paid on preferred stock of $15.1 million. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information on purchases of treasury stock.
Cash provided by financing activities of $108.1 million for the year ended December 31, 2023 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $2.6 billion, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $1.9 billion, a net decrease in short-term borrowed funds from the FHLB of $300.0 million, a net decrease in deposits of $238.1 million and purchases of treasury stock of $39.8 million. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information on purchases of treasury stock.

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

In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2024 and 2023, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of December 31, 2024, the Bank and the Bancorp were in compliance with the Basel III requirements. Refer to “NOTE 18 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements for additional discussion regarding regulatory capital requirements.

Capital Ratios
Customers continued to build capital during 2024. In general, for the past few years, Customers Bancorp capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. In 2022, Customers repurchased 830,145 shares of common stock for $33.2 million pursuant to the Share Repurchase Program. In 2023, Customers repurchased 1,379,883 shares of its common stock for $39.8 million pursuant to the Share Repurchase Program. In 2024, Customers repurchased 393,303 shares of its common stock for $19.2 million pursuant to the 2024 Share Repurchase Program. During 2024, 2023 and 2022, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. In 2021, Customers Bancorp issued $100 million in fixed-to-floating rate senior notes, and utilized the proceeds to redeem all of the outstanding shares of Series C and Series D Preferred Stock. Customers Bank capital growth for the past few years has been achieved primarily by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of senior and subordinated notes. For more information relating to preferred and common stock, refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers’ asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015, Customers Bank’s board of directors has declared a quarterly cash dividend to the Bank’s sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2024 and 2023, include the following:
•$30.0 million declared on February 22, 2023, and paid on February 22, 2023;
•$20.0 million declared on June 28, 2023, and paid on June 28, 2023;
•$10.0 million declared on September 27, 2023, and paid on September 27, 2023;
•$30.0 million declared on December 20, 2023, and paid on December 21, 2023;
•$10.0 million declared on March 27, 2024, and paid on March 28, 2024;
•$25.0 million declared on June 26, 2024, and paid on June 26, 2024;
•$45.0 million declared on July 24, 2024, and paid on July 25, 2024; and
•$45.0 million declared on October 23, 2024, and paid on October 23, 2024.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending December 31, 2025 and 2024, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at December 31, 2024 and 2023.
Customers has also estimated changes to that projected twelve-month net interest income based upon interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at December 31, 2024 and 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2024 and 2023, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending December 31, 2025 and 2024, resulting from changes in interest rates.
Net change in net interest income

	% Change December 31,
Rate Shocks	2024	2023
Up 3%	8.4%	9.9%
Up 2%	5.9%	6.6%
Up 1%	3.2%	3.6%
Down 1%	(4.1)%	(3.5)%
Down 2%	(8.8)%	(7.2)%
Down 3%	(13.6)%	(11.2)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment. For upward rate shocks modeling a rising rate environment at December 31, 2024 and 2023, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2024 and 2023, current market rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer-term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at December 31, 2024 and 2023, resulting from shocks to interest rates.

	From Base December 31,
Rate Shocks	2024	2023
Up 3%	(5.5)%	(6.2)%
Up 2%	(1.3)%	(3.0)%
Up 1%	0.5%	0.3%
Down 1%	(3.3)%	(5.4)%
Down 2%	(8.1)%	(13.2)%
Down 3%	(15.8)%	(23.1)%

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

Item 8.        Financial Statements and Supplementary Data
Customers Bancorp, Inc.
Financial statements for the three years ended
December 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Customers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•We used our credit specialists to assist us in evaluating the reasonableness of the loss rate models.
•We (i) evaluated the reasonableness of the loss rate models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the loss rate models for estimating expected credit losses, (iii) tested the accuracy of the data input into the loss rate models, and (iv) assessed the reasonableness of the models’ calculations of loss rates derived from the loss rate models.
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2024 that provides additional evidence about conditions that existed at the balance sheet date.
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
•We tested the arithmetic accuracy of the calculation of the overall ACL.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2025

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and our report dated February 28, 2025, expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2025

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Cash and due from banks	$56,787	$45,210
Interest earning deposits	3,729,144	3,801,136
Cash and cash equivalents	3,785,931	3,846,346
Investment securities, at fair value (includes allowance for credit losses of $7,604 and $3,952, respectively)	2,019,694	2,405,640
Investment securities held to maturity	991,937	1,103,170
Loans held for sale (includes $163,891 and $189,277, respectively, at fair value)	204,794	340,317
Loans and leases receivable	13,127,634	11,963,855
Loans receivable, mortgage finance, at fair value	1,321,128	897,912
Allowance for credit losses on loans and leases	(136,775)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	12,726,456
FHLB, Federal Reserve Bank, and other restricted stock	96,214	109,548
Accrued interest receivable	108,351	114,766
Bank premises and equipment, net	6,668	7,371
Bank-owned life insurance	297,641	292,193
Goodwill and other intangibles	3,629	3,629
Other assets	481,395	366,829
Total assets	$22,308,241	$21,316,265
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$5,608,288	$4,422,494
Interest bearing	13,238,173	13,497,742
Total deposits	18,846,461	17,920,236
FHLB advances	1,128,352	1,203,207
Other borrowings	99,068	123,840
Subordinated debt	182,509	182,230
Accrued interest payable and other liabilities	215,168	248,358
Total liabilities	20,471,558	19,677,871
Commitments and contingencies (NOTE 21)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized; 5,700,000 shares issued and outstanding as of December 31, 2024 and 2023	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,758,246 and 35,459,342 shares issued as of December 31, 2024 and 2023; 31,346,507 and 31,440,906 shares outstanding as of December 31, 2024 and 2023	35,758	35,459
Additional paid in capital	575,333	564,538
Retained earnings	1,326,011	1,159,582
Accumulated other comprehensive income (loss), net	(96,560)	(136,569)
Treasury stock, at cost (4,411,739 and 4,018,436 shares as of December 31, 2024 and 2023)	(141,653)	(122,410)
Total shareholders’ equity	1,836,683	1,638,394
Total liabilities and shareholders’ equity	$22,308,241	$21,316,265
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Interest income:
Loans and leases	$901,457	$996,517	$743,949
Investment securities	180,291	200,659	119,236
Interest earning deposits	190,842	125,923	10,952
Loans held for sale	46,073	36,221	1,364
Other	9,171	8,040	9,872
Total interest income	1,327,834	1,367,360	885,373
Interest expense:
Deposits	603,312	576,437	226,239
FHLB advances	52,107	80,008	11,464
FRB advances	—	6,286	—
Subordinated debt	12,309	10,755	10,755
Other borrowings	5,702	6,425	13,195
Total interest expense	673,430	679,911	261,653
Net interest income	654,404	687,449	623,720
Provision for credit losses	73,451	74,611	60,066
Net interest income after provision for credit losses	580,953	612,838	563,654
Non-interest income:
Commercial lease income	40,662	36,179	27,719
Loan fees	27,163	20,216	12,188
Bank-owned life insurance	9,442	11,777	15,697
Mortgage finance transactional fees	4,101	4,395	6,738
Net gain (loss) on sale of loans and leases	(15,628)	(1,200)	3,155
Loss on sale of capital call lines of credit	—	(5,037)	—
Loss on sale of consumer installment loans	—	—	(23,465)
Net gain (loss) on sale of investment securities	(27,009)	(574)	(23,164)
Unrealized gain on equity method investments	11,430	—	—
Legal settlement gain	—	—	7,519
Other	10,273	4,809	5,885
Total non-interest income	60,434	70,565	32,272
Non-interest expense:
Salaries and employee benefits	175,836	133,275	112,365
Technology, communication and bank operations	65,154	65,550	84,998
Commercial lease depreciation	32,543	29,898	22,978
Professional services	34,978	35,177	27,465
Loan servicing	15,909	17,075	15,023
Occupancy	11,789	10,070	13,606
FDIC assessments, non-income taxes, and regulatory fees	41,684	35,036	8,869
Advertising and promotion	4,489	3,095	2,541
Legal settlement expense	—	4,096	—
Other	34,632	19,391	16,784
Total non-interest expense	417,014	352,663	304,629
Income before income tax expense	224,373	330,740	291,297
Income tax expense	42,904	80,597	63,263
Net income	181,469	250,143	228,034
Preferred stock dividends	15,040	14,695	9,632
Net income available to common shareholders	$166,429	$235,448	$218,402

Basic earnings per common share	$5.28	$7.49	$6.69
Diluted earnings per common share	5.09	7.32	6.51
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$181,469	$250,143	$228,034
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	21,672	31,146	(236,834)
Income tax effect	(5,467)	(7,911)	61,577
Reclassification adjustments for (gains) losses included in net income	27,009	(574)	23,164
Income tax effect	(7,099)	146	(6,023)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	5,247	4,986	—
Income tax effect	(1,353)	(1,266)	—
Net unrealized gains (losses) on available for sale debt securities	40,009	26,527	(158,116)
Other comprehensive income (loss), net of income tax effect	40,009	26,527	(158,116)
Comprehensive income (loss)	$221,478	$276,670	$69,918

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	5,700,000	$137,794	32,913,267	$34,722	$542,391	$705,732	$(4,980)	$(49,442)	$1,366,217
Net income	—	—	—	—	—	228,034	—	—	228,034
Other comprehensive income (loss)	—	—	—	—	—	—	(158,116)	—	(158,116)
Preferred stock dividends (1)	—	—	—	—	—	(9,632)	—	—	(9,632)
Share-based compensation expense	—	—	—	—	14,080	—	—	—	14,080
Issuance of common stock under share-based-compensation arrangements	—	—	290,575	290	(4,750)	—	—	—	(4,460)
Repurchase of common shares	—	—	(830,145)	—	—	—	—	(33,162)	(33,162)
Balance, December 31, 2022	5,700,000	137,794	32,373,697	35,012	551,721	924,134	(163,096)	(82,604)	1,402,961
Net income	—	—	—	—	—	250,143	—	—	250,143
Other comprehensive income (loss)	—	—	—	—	—	—	26,527	—	26,527
Preferred stock dividends (1)	—	—	—	—	—	(14,695)	—	—	(14,695)
Share-based compensation expense	—	—	—	—	12,495	—	—	—	12,495
Issuance of common stock under share-based-compensation arrangements	—	—	447,092	447	322	—	—	—	769
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, December 31, 2023	5,700,000	137,794	31,440,906	35,459	564,538	1,159,582	(136,569)	(122,410)	1,638,394
Net income	—	—	—	—	—	181,469	—	—	181,469
Other comprehensive income (loss)	—	—	—	—	—	—	40,009	—	40,009
Preferred stock dividends (1)	—	—	—	—	—	(15,040)	—	—	(15,040)
Share-based compensation expense	—	—	—	—	14,785	—	—	—	14,785
Issuance of common stock under share-based-compensation arrangements	—	—	298,904	299	(3,990)	—	—	—	(3,691)
Repurchase of common shares	—	—	(393,303)	—	—	—	—	(19,243)	(19,243)
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
(1)Dividends per share of $2.714831 and $2.618493 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2024. Dividends per share of $2.624902 and $2.529089 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2023. Dividends per share of $1.693208 and $1.597395 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2022.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income from continuing operations	$181,469	$250,143	$228,034
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision for credit losses	73,451	74,611	60,066
Depreciation and amortization	33,552	31,813	27,157
Share-based compensation expense	14,435	12,585	14,150
Deferred taxes	(1,143)	22,177	6,907
Net amortization (accretion) of investment securities premiums and discounts	(4,483)	(11,582)	1,482
Unrealized (gain) loss on investment securities	94	(62)	710
Net (gain) loss on sale of investment securities	27,009	574	23,164
Unrealized gain on equity method investments	(11,430)	—	—
Impairment loss on fixed assets and leases	—	124	1,362
Unrealized (gain) loss on derivatives	(1,856)	—	(2,391)
Settlement of terminated fair value hedge derivatives	—	4,630	—
Fair value adjustment on loans held for sale	754	—	—
Net (gain) loss on sale of loans and leases	15,628	867	(4,232)
Loss on sale of capital call lines of credit	—	5,037	—
Loss on sale of consumer installment loans	—	—	23,465
Origination and purchases of loans held for sale	(1,361,112)	(806,582)	(366,496)
Proceeds from the sales and repayments of loans held for sale	1,348,428	600,488	59,594
Amortization (accretion) of loan net deferred fees, discounts and premiums	(27,486)	(90,581)	(53,515)
Earnings on investment in bank-owned life insurance	(9,442)	(11,777)	(15,697)
(Increase) decrease in accrued interest receivable and other assets	(99,977)	23,584	(3,591)
Increase (decrease) in accrued interest payable and other liabilities	(32,834)	18,680	(20,994)
Net Cash Provided by (Used in) Operating Activities	145,057	124,729	(20,825)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	629,192	323,298	464,060
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	291,497	252,437	59,507
Proceeds from sales of investment securities available for sale	624,917	297,417	983,575
Purchases of investment securities available for sale	(845,788)	(1,425)	(1,357,354)
Purchases of investment securities held to maturity	(14,955)	(73,074)	—
Purchases of equity method investments	(5,140)	—	—
Origination of mortgage finance loans	(22,147,520)	(20,056,973)	(28,966,329)
Proceeds from repayments of mortgage finance loans	21,721,051	20,465,303	29,895,527
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(1,067,778)	2,267,601	(1,933,109)
Proceeds from sales of loans and leases	35,003	409,503	136,920
Purchases of loans	(198,393)	(709,197)	(483,980)
Proceeds from bank-owned life insurance	5,110	56,645	11,807
Net (purchases of) proceeds from sales of FHLB, Federal Reserve Bank, and other restricted stock	13,334	(35,117)	(3,174)
Purchases of bank premises and equipment	(1,491)	(590)	(4,046)
Proceeds from sale of fixed assets	—	73	—
Proceeds from sales of other real estate owned	79	33	—
Proceeds from sales of leased assets under lessor operating leases	18,487	2,541	7,485
Purchases of leased assets under lessor operating leases	(63,696)	(40,752)	(109,301)
Net Cash Provided by (Used in) Investing Activities	(1,006,091)	3,157,723	(1,298,412)

		(continued)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities
Net increase (decrease) in deposits	933,700	(238,149)	1,379,029
Net increase (decrease) in short-term borrowed funds from the FHLB	100,000	(300,000)	(400,000)
Net increase (decrease) in federal funds purchased	—	—	(75,000)
Proceeds from long-term borrowed funds from FHLB and FRB	155,000	2,565,000	500,000
Repayments of long-term borrowed funds from FHLB and FRB	(325,000)	(1,865,000)	—
Repayments of other borrowings	(25,000)	—	(100,000)
Preferred stock dividends paid	(15,147)	(14,636)	(9,326)
Purchases of treasury stock	(19,243)	(39,806)	(33,162)
Payments of employee taxes withheld from share-based awards	(5,452)	(2,433)	(5,063)
Proceeds from issuance of common stock	1,761	3,112	533
Net Cash Provided by (Used in) Financing Activities	800,619	108,088	1,257,011
Net Increase (Decrease) in Cash and Cash Equivalents	(60,415)	3,390,540	(62,226)
Cash and Cash Equivalents – Beginning Balance	3,846,346	455,806	518,032
Cash and Cash Equivalents – Ending Balance	$3,785,931	$3,846,346	$455,806

Supplementary Cash Flow Information:
Interest paid	$715,214	$649,544	$226,993
Income taxes paid	57,593	44,972	80,054
Noncash Investing and Financing Activities:
Transfer of investment securities available for sale to held to maturity	$—	$—	$500,174
Purchases of investment securities held to maturity upon sale of consumer installment loans	160,029	436,841	400,001
Transfer of loans held for investment to held for sale	56,192	309,076	4,079
Transfer of loans held for sale to held for investment	7,181	15,163	—

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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve businesses and residents in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The Bank has seven branches and provides commercial banking products, primarily loans and deposits. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices. The Bank also serves specialized businesses nationwide, including its mortgage finance loans, commercial equipment financing, Small Business Administration (“SBA”) lending, specialized lending and consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accounting and reporting policies of Customers Bancorp and subsidiaries are in conformity with U.S. GAAP and predominant practices of the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported balances of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses (“ACL”) is a material estimate that is particularly susceptible to significant change in the near-term.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Customers Bancorp and its wholly owned subsidiaries, including Customers Bank, as well as Customers Bank’s wholly owned subsidiaries, Customers Commercial Finance, LLC (“CCF”) and Devon Service PA LLC. All intercompany balances and transactions have been eliminated in consolidation.
The purpose of consolidated financial statements is to present the results of operations and the financial position of Customers and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entity (“VOE”) in which Customers has a controlling financial interest and any variable interest entity (“VIE”) for which Customers is deemed to be the primary beneficiary. Customers generally consolidates its VOEs if Customers, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights. Customers is also involved with various entities in the normal course of its business that are deemed to be VIEs. Customers evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it is deemed to be the primary beneficiary. Customers is deemed to be the primary beneficiary if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Refer to NOTE 5 – INVESTMENT SECURITIES for additional information.
Customers accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when Customers owns between 20% and 50% of a corporation, or when it has greater than 3% to 5% interest in a limited partnership or similarly structured entity. Under the equity method, Customers records its equity ownership share of net income or loss of the investee within other non-interest income. Investments accounted for under the equity method of accounting are included in other assets on the consolidated balance sheets.

Cash and Cash Equivalents and Statements of Cash Flows
Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks with a maturity date of three months or less and are recorded at cost. The carrying value of cash and cash equivalents is a reasonable estimate of its approximate fair value. Changes in the balances of cash and cash equivalents are reported on the consolidated statements of cash flows. Cash receipts from the repayment or sale of loans are classified within the statement of cash flows based on management’s original intent upon origination of the loan, as prescribed by accounting guidance related to the statement of cash flows. Mortgage finance loans are classified as held for investment and presented as loans receivable, mortgage finance, at fair value, on the consolidated balance sheets and the cash flow activities associated with these mortgage finance lending activities are reported as investing activities on the consolidated statements of cash flows.
Restrictions on Cash and Amounts due from Banks
The Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank of Philadelphia (“FRB”). Customers Bank generally maintains balances in excess of the required levels at the FRB. There were no required reserve balances at December 31, 2024 and 2023.
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
Loan Accounting Framework
The accounting for a loan depends on management’s strategy for the loan and on whether the loan was credit deteriorated at the date of acquisition. The Bank accounts for loans based on the following categories:
•Loans held for sale,
•Loans at fair value,
•Loans and leases receivable, and
•Purchased credit-deteriorated loans and leases.
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
As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be designated as held for sale. At the date of designation as held for sale, any ACL is reversed into earnings and the loans to be sold is transferred to the held for sale portfolio at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Any subsequent lower of cost or fair value adjustments are recognized in non-interest income as a valuation allowance adjustment. Similarly, if it is determined that a loan should be transferred from held for sale to held for investment, the valuation allowance (net of any write downs), is reversed into earnings and the loan is transferred at the amortized cost basis on the transfer date, which coincides with the date of change in management’s intent. An ACL, excluding the amounts already charged off, is also established for the loan at the date of transfer to held for investment portfolio.
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
Loans Receivable, Mortgage Finance, at Fair Value
Certain mortgage finance lending transactions subject to master repurchase agreements are reported at fair value based on an election made to account for the loans at fair value. Pursuant to these agreements, Customers funds the pipelines for these mortgage lenders by sending payments directly to the closing agents for funded loans and receives proceeds directly from third party investors when the loans are sold into the secondary market. Mortgage finance loans are classified as held for investment and presented as loans receivable, mortgage finance, at fair value, on the consolidated balance sheets. An ACL is not maintained on mortgage finance loans reported at fair value.
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
The ACL on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Customers’ loan portfolio includes commercial and consumer. Each of these two loan portfolios is comprised of multiple loan classes. Loan classes are characterized by similarities in loan type, collateral type, risk attributes and the manner in which credit risk is assessed and monitored. The commercial loan portfolio is composed of commercial and industrial including specialized lending, multifamily, commercial real estate owner occupied, commercial real estate non-owner occupied and construction loan classes. The consumer loan portfolio is primarily composed of residential real estate, manufactured housing and installment loan classes. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.

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
Credit Quality Factors
Commercial and industrial, multifamily, commercial real estate and construction loans and leases are each assigned a numerical rating of risk based on an internal risk-rating system. The risk rating is assigned at loan origination and indicates management’s estimate of credit quality. Risk ratings are reviewed on a periodic or “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated primarily based on payment activity of the loan. Risk ratings are not established for residential real estate, home equity, manufactured housing and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based on aggregate payment history (through the monitoring of delinquency levels and trends). For additional information about credit quality risk ratings refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES.

Allowance for Credit Losses on Lending-Related Commitments
Customers estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by Customers. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Customers estimates the expected credit losses for undrawn commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Refer to NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK for additional information regarding Customers’ ACL on lending related commitments.
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
Lessee Operating Leases
A right-of-use (“ROU”) asset and corresponding lease liability is recognized at the lease commencement date when Customers is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or Customers’ incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy expense within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. Refer to NOTE 8 – LEASES for additional information.
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
Customers applies the proportional amortization method to qualifying tax equity investments, whereby the amortized cost of the investment is recognized as a component of income tax expense in proportion to and over the same period as the tax credits and other tax benefits are recognized. Investment tax credits related to renewable energy are recognized under the flow-through method, whereby the associated tax credits are recognized as a reduction to income tax expense in the year the investment tax credits arise. Refer to NOTE 15 – INCOME TAXES for additional information.
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

Segment Information
Customers’ chief operating decision maker (“CODM”) allocates resources and assesses performance for a single reportable segment. Customers’ products and services are delivered predominately to commercial customers in Southeastern and Central Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, Illinois, Texas and other states through a single point of contact business model. Customers also serves specialized businesses nationwide, including mortgage finance loans, commercial equipment financing, SBA lending, specialized lending and consumer loans through relationships with fintech companies. Refer to NOTE 23 – BUSINESS SEGMENTS for additional information.
Derivative Instruments and Hedging
Customers records all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Customers has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. In addition, to qualify for the use of hedge accounting, a derivative must be highly effective at inception and expected to be continuously and highly effective in offsetting the risk being hedged. Customers may enter into derivative contracts that are intended to economically hedge certain of its risks; even though hedge accounting does not apply, or Customers elects not to apply hedge accounting.
Customers entered into pay-fixed, receive-variable interest rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. Customers documented and designated these interest rate swaps as cash flow hedges. The changes in the fair value of financial derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to financial derivatives are reclassified to interest expense as interest payments are made on Customers’ variable-rate debt.
Customers entered into pay-fixed, receive-variable interest rate derivatives designated as fair value hedges of certain AFS debt securities, and pay-variable, receive-fixed interest rate derivatives designated as fair value hedges of certain deposits and borrowings. Customers is exposed to changes in the fair value of certain fixed rate AFS debt securities, deposits and borrowings due to changes in the benchmark interest rate. Customers uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Federal Funds Effective Swap Rate. Interest rate swaps designated as fair value hedges of AFS debt securities involve the payment of fixed-rate amounts to a counterparty in exchange for Customers receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of deposits and borrowings involve the payment of variable-rate amounts to a counterparty in exchange for Customers receiving fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net interest income.
Customers has also purchased and sold credit derivatives to either hedge or participate in the performance risk associated with some of its counterparties. These derivatives were not designated in hedge relationships for accounting purposes and are being recorded at their fair value, with fair value changes recorded directly in earnings.
In accordance with the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance, Customers made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Refer to NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
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
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
• Eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors, and applies the loan refinancing and restructuring guidance when a borrower is experiencing financial difficulty to determine whether a modification results in a new loan or a continuation of an existing loan.
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
• Customers adopted this guidance for the fiscal year ended December 31, 2024. Additional disclosures are presented in NOTE 23 – BUSINESS SEGMENTS.

Accounting Standards adopted on January 1, 2025

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
• Customers adopted this guidance on January 1, 2025. This guidance did not have a material impact on Customers’ financial condition, results of operations and consolidated financial statements.

SEC Staff Accounting Bulletin (“SAB”) No. 122, Rescission of Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users Issued January 2025
• Rescinds interpretive guidance regarding the SEC staff’s views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
• Effective for the annual period beginning after December 15, 2024, on a fully retrospective basis.
• Customers adopted this guidance on January 1, 2025. This guidance did not have any impact on Customers’ financial condition, results of operations and consolidated financial statements.

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
• Customers will adopt this ASU and provide the newly required disclosures in the consolidated financial statements for the year ending December 31, 2025.

ASU 2024-03,
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)

Issued November 2024

and

ASU 2025-01,
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

Issued January 2025

• Requires disclosure in the notes to financial statements at each interim and annual reporting period of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities.
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
• Effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented.

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2024	2023	2022
Net income available to common shareholders	$166,429	$235,448	$218,402

Weighted-average number of common shares outstanding – basic	31,509,179	31,435,647	32,632,751
Share-based compensation plans	1,209,955	723,141	914,955
Weighted-average number of common shares – diluted	32,719,134	32,158,788	33,547,706

Basic earnings (loss) per common share	$5.28	$7.49	$6.69

Diluted earnings (loss) per share	$5.09	$7.32	$6.51
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	For the Years Ended December 31,
	2024	2023	2022
Anti-dilutive securities:
Share-based compensation awards	1,053	663,273	348,454

NOTE 4 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024, 2023 and 2022. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss).

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)
Balance, December 31, 2021	$(4,980)
Current period:
Unrealized gains (losses) arising during period, before tax	(236,834)
Income tax effect	61,577
Other comprehensive income (loss) before reclassifications	(175,257)
Reclassification adjustments for losses (gains) included in net income, before tax	23,164
Income tax effect	(6,023)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	17,141
Net current-period other comprehensive income (loss)	(158,116)
Balance, December 31, 2022	(163,096)
Current period:
Unrealized gains (losses) arising during period, before tax	31,146
Income tax effect	(7,911)
Other comprehensive income (loss) before reclassifications	23,235
Reclassification adjustments for losses (gains) included in net income, before tax	(574)
Income tax effect	146
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	4,986
Income, tax effect	(1,266)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,292
Net current-period other comprehensive income (loss)	26,527
Balance, December 31, 2023	(136,569)
Current period:
Unrealized gains (losses) arising during period, before tax	21,672
Income tax effect	(5,467)
Other comprehensive income (loss) before reclassifications	16,205
Reclassification adjustments for losses (gains) included in net income, before tax	27,009
Income, tax effect	(7,099)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	5,247
Income, tax effect	(1,353)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	23,804
Net current-period other comprehensive income (loss)	40,009
Balance, December 31, 2024	$(96,560)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 – INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$14,820	$(362)	$—	$(1,222)	$13,236
Agency-guaranteed residential mortgage-backed securities	330,637	—	146	(3,745)	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	—	—	(16,112)	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	—	44	(2,819)	93,075
Collateralized loan obligations	257,500	—	100	(2,193)	255,407
Commercial mortgage-backed securities	78,707	—	—	(999)	77,708
Corporate notes	564,524	(7,135)	347	(41,406)	516,330
Private label collateralized mortgage obligations	502,985	(107)	95	(27,075)	475,898
Available for sale debt securities	$2,087,881	$(7,604)	$732	$(95,571)	1,985,438
Equity securities (2)					34,256
Total investment securities, at fair value					$2,019,694

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$97,359	$(483)	$15	$(4,262)	$92,629
Agency-guaranteed residential collateralized mortgage obligations	129,589	—	—	(12,681)	116,908
Collateralized loan obligations	500,109	—	1	(11,018)	489,092
Commercial mortgage-backed securities	125,885	—	—	(4,249)	121,636
Corporate notes	636,880	(3,469)	79	(50,456)	583,034
Private label collateralized mortgage obligations	1,034,841	—	1,201	(62,481)	973,561
Available for sale debt securities	$2,524,663	$(3,952)	$1,296	$(145,147)	2,376,860
Equity securities (2)					28,780
Total investment securities, at fair value					$2,405,640
(1)Accrued interest on AFS debt securities totaled $15.0 million and $14.7 million at December 31, 2024 and 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and Community Reinvestment Act (“CRA”)-qualified mutual fund shares at December 31, 2024 and 2023. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
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

Proceeds from the sale of AFS debt securities were $624.9 million, $297.4 million and $983.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Gross realized gains	$4,237	$1,430	$3,087
Gross realized losses	(31,246)	(2,004)	(26,251)
Net realized gain (loss) on sale of available for sale debt securities	$(27,009)	$(574)	$(23,164)
These gains (losses) were determined using the specific identification method and were reported as net gain (loss) on sale of investment securities within non-interest income on the consolidated statements of income.
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date.

	December 31, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$51,201	$42,207
Due after one year through five years	444,507	410,636
Due after five years through ten years	68,816	63,487
Asset-backed securities	14,820	13,236
Agency-guaranteed residential mortgage-backed securities	330,637	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	93,075
Collateralized loan obligations	257,500	255,407
Commercial mortgage-backed securities	78,707	77,708
Private label collateralized mortgage obligations	502,985	475,898
Total available for sale debt securities	$2,087,881	$1,985,438
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$266,568	$(3,745)	$—	$—	$266,568	$(3,745)
Agency-guaranteed residential collateralized mortgage obligations	126,602	(2,717)	100,144	(13,395)	226,746	(16,112)
Agency-guaranteed commercial collateralized mortgage obligations	85,902	(2,819)	—	—	85,902	(2,819)
Collateralized loan obligations	35,710	(265)	205,639	(1,928)	241,349	(2,193)
Commercial mortgage-backed securities	—	—	77,708	(999)	77,708	(999)
Corporate notes	74,373	(976)	239,509	(16,064)	313,882	(17,040)
Private label collateralized mortgage obligations	29,419	(581)	351,040	(24,552)	380,459	(25,133)
Total	$618,574	$(11,103)	$974,040	$(56,938)	$1,592,614	$(68,041)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$—	$—	$64,029	$(4,027)	$64,029	$(4,027)
Agency-guaranteed residential mortgage-backed securities	—	—	116,908	(12,681)	116,908	(12,681)
Collateralized loan obligations	29,241	(392)	438,551	(10,626)	467,792	(11,018)
Commercial mortgage-backed securities	—	—	121,636	(4,249)	121,636	(4,249)
Corporate notes	23,243	(1,147)	424,768	(33,764)	448,011	(34,911)
Private label collateralized mortgage obligations	303,750	(11,243)	613,007	(51,417)	916,757	(62,660)
Total	$356,234	$(12,782)	$1,778,899	$(116,764)	$2,135,133	$(129,546)
At December 31, 2024, there were 46 AFS debt securities with unrealized losses in the less-than-twelve-months category and 71 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 117 securities, and it is not more likely than not that Customers will be required to sell any of the 117 securities before recovery of the amortized cost basis. At December 31, 2023, there were 119 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the year ended December 31, 2024, 2023 and 2022. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	For the Years Ended December 31,
	2024				2023			2022
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$483	$3,469	$—	$3,952	$578	$—	$578	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	224	665	107	996	—	3,860	3,860	578	—	578
Increase in credit losses on previously impaired securities	—	4,675	—	4,675	—	—	—	—	—	—
Decrease in allowance for credit losses on previously impaired securities	(345)	(1,504)	—	(1,849)	(95)	—	(95)	—	—	—
Reduction due to sales	—	(170)	—	(170)	—	(391)	(391)	—	—	—
Balance at December 31	$362	$7,135	$107	$7,604	$483	$3,469	$3,952	$578	$—	$578
Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At December 31, 2024, there was one corporate note in nonaccrual status. There were no AFS debt securities past due under the terms of their agreements or in nonaccrual status at December 31, 2023. Customers recorded a reversal of $2.5 million for the corporate note in accrued interest income for the year ended December 31, 2024. No accrued interest income was reversed for the years ended December 31, 2023 and 2022.
At December 31, 2024 and 2023, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.

At December 31, 2024 and 2023, Customers Bank had pledged AFS investment securities aggregating $1.3 billion and $1.2 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$471,996	$—	$471,996	$1,775	$(401)	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	—	6,880	—	(940)	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	—	1,770	—	(146)	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	—	169,754	—	(21,984)	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	—	158,320	—	(22,689)	135,631
Private label collateralized mortgage obligations	183,217	—	183,217	574	(13,449)	170,342
Total held to maturity debt securities	$991,937	$—	$991,937	$2,349	$(59,609)	$934,677

	December 31, 2023 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$575,990	$—	$575,990	$202	$(2,064)	$574,128
Agency-guaranteed residential mortgage-backed securities	7,039	—	7,039	—	(649)	6,390
Agency-guaranteed commercial mortgage-backed securities	1,850	—	1,850	—	(134)	1,716
Agency-guaranteed residential collateralized mortgage obligations	186,636	—	186,636	—	(19,049)	167,587
Agency-guaranteed commercial collateralized mortgage obligations	146,765	—	146,765	—	(23,178)	123,587
Private label collateralized mortgage obligations	184,890	—	184,890	—	(11,859)	173,031
Total held to maturity debt securities	$1,103,170	$—	$1,103,170	$202	$(56,933)	$1,046,439
(1)Accrued interest on HTM debt securities totaled $2.4 million and $2.7 million at December 31, 2024 and 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
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
During the year ended December 31, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in net gain (loss) on sale of loans and leases within non-interest income included in the consolidated statement of income for the year ended December 31, 2023. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to one of the VIEs, and receives a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
During the year ended December 31, 2024, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $202.5 million, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $0.3 million, inclusive of transaction costs, in net gain (loss) on sale of loans and leases within non-interest income included in the consolidated statement of income for the year ended December 31, 2024. Customers provided financing to the purchasers for a portion of the sale price in the form of $160.0 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to the VIEs, and receives a servicing fee. Customers recognized a servicing asset of $2.1 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of December 31, 2024 and 2023, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers’ interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
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

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	December 31, 2024
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$471,996	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	135,631
Private label collateralized mortgage obligations	183,217	170,342
Total held to maturity debt securities	$991,937	$934,677
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at December 31, 2024 and 2023. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at December 31, 2024 and 2023. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at December 31, 2024 and 2023. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	December 31, 2024
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$471,996	$471,996
Agency-guaranteed residential mortgage-backed securities	—	—	6,880	6,880
Agency-guaranteed commercial mortgage-backed securities	—	—	1,770	1,770
Agency-guaranteed residential collateralized mortgage obligations	—	—	169,754	169,754
Agency-guaranteed commercial collateralized mortgage obligations	—	—	158,320	158,320
Private label collateralized mortgage obligations	99,589	9,309	74,319	183,217
Total held to maturity debt securities	$99,589	$9,309	$883,039	$991,937
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At December 31, 2024 and 2023, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At December 31, 2024 and 2023, Customers Bank had pledged HTM investment securities aggregating $386.4 million and $398.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2024 and 2023 was as follows:

	December 31,
(amounts in thousands)	2024	2023
Residential mortgage loans, at fair value	$1,836	$1,215
Personal installment loans, at lower of cost or fair value	40,903	151,040
Other installment loans, at fair value	162,055	188,062
Loans held for sale	$204,794	$340,317
Total loans held for sale included non-performing loans (“NPLs”) of $2.8 million and $0.5 million as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2023, Customers sold $556.7 million of personal and other installment loans that were classified as held for sale, inclusive of $154.0 million of other installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $436.8 million of asset-backed securities while $115.1 million of the remaining sales proceeds were paid in cash.
During the year ended December 31, 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash. Refer to NOTE 5 – INVESTMENT SECURITIES for additional information.
NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of December 31, 2024 and 2023:

	December 31,
(amounts in thousands)	2024	2023
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$5,842,420	$5,006,693
Other commercial and industrial (2)	1,182,350	1,279,147
Multifamily	2,252,246	2,138,622
Commercial real estate owner occupied	1,100,944	797,319
Commercial real estate non-owner occupied	1,359,130	1,177,650
Construction	147,209	166,393
Total commercial loans and leases receivable	11,884,299	10,565,824
Consumer:
Residential real estate	496,559	484,435
Manufactured housing	33,123	38,670
Installment:
Personal	463,854	555,533
Other	249,799	319,393
Total consumer loans receivable	1,243,335	1,398,031
Loans and leases receivable	13,127,634	11,963,855
Loans receivable, mortgage finance, at fair value	1,321,128	897,912
Allowance for credit losses on loans and leases	(136,775)	(135,311)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (3)	$14,311,987	$12,726,456

(1)Includes direct finance and sales-type equipment leases of $262.7 million and $205.7 million at December 31, 2024 and 2023, respectively.
(2)Includes the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans of $22.8 million and $74.7 million at December 31, 2024 and 2023, respectively. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended, included the PPP designed to aid small-and medium sized businesses through federally guaranteed loans distributed through banks at the outset of the COVID-19 pandemic. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and terms of two or five years, if not forgiven, in whole or in part. Customers classified the PPP loans as held for investment and these loans are reported at amortized cost and interest income is recognized using the interest method. The origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the yield of the related loans over their contractual life using the interest method. Customers has elected to not estimate prepayments as a policy election.
(3)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(20.8) million and $(22.7) million at December 31, 2024 and 2023, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $88.2 million and $95.0 million at December 31, 2024 and 2023, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2024 and 2023, there were $31.9 million and $15.8 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2024 and 2023:

	December 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,655	$19,854	$3,606	$27,115	$6,974,904	$7,002,019
Multifamily	—	—	11,834	11,834	2,240,412	2,252,246
Commercial real estate owner occupied	11,395	—	8,071	19,466	1,081,478	1,100,944
Commercial real estate non-owner occupied	—	—	17,007	17,007	1,342,123	1,359,130
Construction	—	—	—	—	147,209	147,209
Residential real estate	9,541	4,560	3,384	17,485	479,074	496,559
Manufactured housing	766	155	2,262	3,183	29,940	33,123
Installment	7,918	5,108	5,613	18,639	695,014	713,653
Total	$33,275	$29,677	$51,777	$114,729	$12,990,154	$13,104,883

	December 31, 2023
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$1,516	$322	$4,153	$5,991	$6,205,114	$6,211,105
Multifamily	16,003	—	—	16,003	2,122,619	2,138,622
Commercial real estate owner occupied	449	3,814	5,827	10,090	787,229	797,319
Commercial real estate non-owner occupied	16,653	—	—	16,653	1,160,997	1,177,650
Construction	—	—	—	—	166,393	166,393
Residential real estate	10,504	2,255	3,764	16,523	467,912	484,435
Manufactured housing	1,152	343	2,869	4,364	34,306	38,670
Installment	9,255	7,866	7,211	24,332	850,594	874,926
Total	$55,532	$14,600	$23,824	$93,956	$11,795,164	$11,889,120
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $17.1 million and $0.5 million as of December 31, 2024 and 2023, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans of $22.8 million, of which $0.8 million were 30-59 days past due and $16.1 million were 60 days or more past due as of December 31, 2024, and PPP loans of $74.7 million, of which $0.7 million were 30-59 days past due and $48.5 million were 60 days or more past due as of December 31, 2023. Claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $126.4 million and $157.2 million at December 31, 2024 and 2023, respectively. On June 15, 2023, Customers acquired $631.0 million of venture banking loan portfolio (included within specialized lending above) from the FDIC, which included $228.7 million of PCD loans.
Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	December 31, 2024			December 31, 2023
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$4,041	$—	$4,041	$3,365	$1,071	$4,436
Multifamily	11,834	—	11,834	—	—	—
Commercial real estate owner occupied	8,090	—	8,090	5,869	—	5,869
Commercial real estate non-owner occupied	354	—	354	—	—	—
Residential real estate	8,274	440	8,714	6,685	117	6,802
Manufactured housing	—	1,852	1,852	—	2,331	2,331
Installment	—	5,613	5,613	—	7,211	7,211
Total	$32,593	$7,905	$40,498	$15,919	$10,730	$26,649
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2024, 2023 and 2022. Accrued interest reversed when the loans went to nonaccrual status was insignificant during the years ended December 31, 2024, 2023 and 2022.

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
At December 31, 2024 and 2023, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the years ended December 31, 2024, 2023 and 2022 are presented in the table below. ACL as of December 31, 2024, 2023 and 2022 is calculated in accordance with the CECL methodology as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2021	$12,702	$4,477	$3,213	$6,210	$692	$2,383	$4,278	$103,849	$137,804
Charge-offs	(16,248)	(1,990)	—	(6,075)	—	(17)	—	(52,866)	(77,196)
Recoveries	1,182	337	51	121	236	64	—	8,837	10,828
Provision (benefit) for credit losses on loans and leases	19,946	11,717	3,190	10,963	985	3,664	152	8,871	59,488
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on FDIC PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(23,735)	(4,073)	(365)	(145)	—	(38)	—	(56,109)	(84,465)
Recoveries	5,689	—	—	—	10	79	—	10,352	16,130
Provision (benefit) for credit losses on loans and leases	23,922	6,241	1,238	691	(242)	(659)	(410)	39,018	69,799
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
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

At December 31, 2024, the ACL on loans and leases was $136.8 million, an increase of $1.5 million from the December 31, 2023 balance of $135.3 million. The increase in ACL for the year ended December 31, 2024 was primarily attributable to an increase in commercial and industrial loan balances held for investment, partially offset by the recognition of improvement in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. At December 31, 2023, the ACL was $135.3 million, an increase of $4.4 million from the December 31, 2022 balance of $130.9 million. The increase in ACL for the year ended December 31, 2023 resulted primarily from additional provision for credit losses from the recognition of weaker and increased uncertainties in macroeconomic forecasts and the recognition of ACL for PCD loans acquired from the FDIC, net of related charge-offs upon acquisition, partially offset by a decrease in loan balances held for investment.
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
Customers will generally try other forms of relief before principal forgiveness. Any contractual reduction in the amount of principal due without receiving payment or assets is considered forgiveness. For the purpose of this disclosure, Customers considers any contractual change in interest rate that results in a reduction in interest rate relative to the current stated interest rate as an interest rate reduction. Generally, Customers considers any delay in payment of greater than 90 days in the last twelve months to be significant. Term extensions extend the original contractual maturity of the loan. For the purpose of this disclosure, modification of contingent payment features or covenants that would have accelerated payment are not considered term extensions.
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable and type of modification granted.

	For the Year Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,999	$9,114	$—	$—	$11,113	0.16%
Multifamily	—	10,694	—	—	10,694	0.47%
Residential real estate	—	51	—	303	354	0.07%
Manufactured housing	100	—	—	217	317	0.96%
Personal installment	4,937	171	73	—	5,181	1.12%
Total	$7,036	$20,030	$73	$520	$27,659

	For the Year Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$250	$14,791	$—	$—	$15,041	0.24%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Residential real estate	46	—	—	—	46	0.01%
Manufactured housing	158	—	—	664	822	2.13%
Personal installment	14,075	756	312	—	15,143	2.73%
Total	$14,698	$15,547	$312	$664	$31,221

As of December 31, 2024, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2024.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	1	8	$—
Multifamily	—	0	5	—
Residential real estate	2.8	13	5	—
Manufactured housing	3.0	83	0	—
Personal installment	—	6	7	158

	For the Year Ended December 31, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	56	10	$—
Commercial real estate owner occupied	—	4	0	—
Residential real estate	—	228	0	—
Manufactured housing	2.5	56	0	—
Personal installment	—	5	6	462
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	December 31, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$11,113	$11,113
Multifamily	—	—	—	10,694	10,694
Residential real estate	—	—	—	354	354
Manufactured housing	17	31	—	269	317
Personal installment	356	302	121	4,402	5,181
Total	$373	$333	$121	$26,832	$27,659

	December 31, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$15,041	$15,041
Commercial real estate owner occupied	—	—	169	—	169
Residential real estate	—	—	—	46	46
Manufactured housing	51	31	—	740	822
Personal installment	1,000	785	518	12,840	15,143
Total	$1,051	$816	$687	$28,667	$31,221

The loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Troubled Debt Restructurings
For the year ended December 31, 2022, a loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The ACL on a TDR is measured using the same method as all other loans held for investment, except in cases when the value of a concession cannot be measured using a method other than the discounted cash flow (“DCF”) method. When the value of a concession is measured using the DCF method, the ACL is determined by discounting the expected future cash flows at the original effective interest rate of the loan. At December 31, 2022, there were $16.8 million in loans reported as TDRs. TDRs were reported as impaired loans in the calendar year of their restructuring and were evaluated to determine whether they should be placed on non-accrual status. In subsequent years, a TDR might be returned to accrual status if it satisfied a minimum performance requirement of six months, however, it would remain classified as impaired. Generally, the Bank required sustained performance for nine months before returning a TDR to accrual status. Customers had no lease receivables that had been restructured as a TDR as of December 31, 2022.
The following table presents loans modified in a TDR by type of concession for the year ended December 31, 2022. There were no modifications that involved forgiveness of debt for the year ended December 31, 2022.

	For the Year Ended December 31, 2022
(dollars in thousands)	Number of loans	Recorded investment
Interest-rate reductions	18	$582
Other (1)	241	2,748
Total	259	$3,330
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
The following table presents, by loan type, the number of loans modified in TDRs and the related recorded investment, for which there was a payment default within twelve months following the modification:

	December 31, 2022
(dollars in thousands)	Number of loans	Recorded investment
Installment	212	$2,206
Residential real estate	2	201
Manufactured housing	15	491
Total loans	229	$2,898
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

Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. PPP loans of $22.8 million and $74.7 million at December 31, 2024 and 2023, respectively, are excluded in the tables below as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,103,150	$738,456	$1,278,246	$333,068	$107,840	$6,742	$1,907,480	$336,100	$6,811,082
Special mention	16,905	—	6,933	1,522	—	62	8,144	3,630	37,196
Substandard	—	1,631	43,668	11,525	4,178	62,095	27,830	2,814	153,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,120,055	$740,087	$1,328,847	$346,115	$112,018	$68,899	$1,943,454	$342,544	$7,002,019

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2024 (1)	$312	$2,765	$5,833	$4,865	$2,429	$7,531	$—	$—	$23,735

Multifamily loans:
Pass	$235,685	$813	$1,182,371	$288,055	$124,779	$314,967	$—	$—	$2,146,670
Special mention	—	—	14,040	12,093	—	32,316	—	—	58,449
Substandard	—	—	—	—	—	47,127	—	—	47,127
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$235,685	$813	$1,196,411	$300,148	$124,779	$394,410	$—	$—	$2,252,246

Multifamily loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$4,073	$—	$—	$4,073

Commercial real estate owner occupied loans:
Pass	$395,522	$54,356	$211,300	$195,169	$42,078	$118,677	$7,605	$104	$1,024,811
Special mention	—	—	159	16,429	10,000	15,885	—	11,136	53,609
Substandard	—	2,944	703	—	—	18,877	—	—	22,524
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$395,522	$57,300	$212,162	$211,598	$52,078	$153,439	$7,605	$11,240	$1,100,944

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$365	$—	$—	$365

Commercial real estate non-owner occupied loans:
Pass	$163,429	$30,367	$412,352	$96,656	$165,111	$413,336	$2,000	$—	$1,283,251
Special mention	—	12,000	4,277	—	—	431	—	—	16,708
Substandard	—	—	—	—	—	59,171	—	—	59,171
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate non-owner occupied loans	$163,429	$42,367	$416,629	$96,656	$165,111	$472,938	$2,000	$—	$1,359,130

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$145	$—	$—	$—	$145

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$16,103	$22,610	$94,957	$—	$—	$4,446	$—	$—	$138,116
Special mention	—	9,093	—	—	—	—	—	—	9,093
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$16,103	$31,703	$94,957	$—	$—	$4,446	$—	$—	$147,209

Construction loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$2,930,794	$872,270	$3,249,006	$954,517	$453,986	$1,094,132	$1,953,059	$353,784	$11,861,548

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$312	$2,765	$5,833	$4,865	$2,574	$11,969	$—	$—	$28,318

Residential real estate loans:
Performing	$45,757	$20,701	$163,473	$123,170	$5,827	$77,989	$50,807	$—	$487,724
Non-performing	138	273	925	1,077	317	5,425	680	—	8,835
Total residential real estate loans	$45,895	$20,974	$164,398	$124,247	$6,144	$83,414	$51,487	$—	$496,559

Residential real estate loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$38	$—	$—	$38

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$31,570	$—	$—	$31,570
Non-performing	—	—	—	—	—	1,553	—	—	1,553
Total manufactured housing loans	$—	$—	$—	$—	$—	$33,123	$—	$—	$33,123

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$86,018	$164,223	$255,777	$98,375	$31,808	$25,733	$46,126	$5	$708,065
Non-performing	238	1,829	1,698	918	260	504	141	—	5,588
Total installment loans	$86,256	$166,052	$257,475	$99,293	$32,068	$26,237	$46,267	$5	$713,653

Installment loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,792	$—	$—	$56,109

Total consumer loans	$132,151	$187,026	$421,873	$223,540	$38,212	$142,774	$97,754	$5	$1,243,335

Total consumer loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,830	$—	$—	$56,147

Loans and leases receivable	$3,062,945	$1,059,296	$3,670,879	$1,178,057	$492,198	$1,236,906	$2,050,813	$353,789	$13,104,883

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$3,109	$11,556	$28,540	$20,076	$5,385	$15,799	$—	$—	$84,465

(1)    Charge-offs for the year ended December 31, 2024 included $5.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

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

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Purchases (1)
Specialized lending	$—	$631,252	$—
Other commercial and industrial	9,019	22,073	2,975
Commercial real estate owner occupied	—	2,867	—
Residential real estate	—	4,238	207,251
Personal installment (2)	189,374	—	123,785
Other installment (2)	—	96,758	149,969
Total	$198,393	$757,188	$483,980
Sales (3)
Specialized lending (4)	$—	$287,185	$2,200
Other commercial and industrial (5)	23,708	54,083	22,880
Multifamily	—	—	2,879
Commercial real estate owner occupied (5)	—	24,522	8,960
Commercial real estate non-owner occupied	—	16,000	—
Personal installment (6)	53,598	—	500,001
Other installment	—	154,042	—
Total	$77,306	$535,832	$536,920
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 97.5%, 87.9% and 99.1% of the loans’ unpaid principal balance for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Installment loan purchases for the years ended December 31, 2024, 2023 and 2022 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2024, 2023 and 2022, sales of loans held for investment resulted in net losses of $0.4 million, and net gains of $0.2 million and $3.2 million, respectively, included in net gain (loss) on sale of loans and leases in the consolidated statements of income.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans for the years ended December 31, 2023 and 2022.
(6)Customers sold $521.8 million of consumer installment loans held for investment, inclusive of accrued interest and unamortized deferred loan origination costs, to a third-party sponsored VIE for a loss of $23.5 million included in loss on sale of consumer installment loans in the consolidated statement of income for the year ended December 31, 2022. Customers provided financing to the purchaser for a portion of the sales price in the form of $400.0 million of asset-backed securities. $100.7 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 5 – INVESTMENT SECURITIES” for additional information.
Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $8.0 billion and $7.0 billion at December 31, 2024 and 2023, respectively.
NOTE 8 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices (“LPOs”), and administrative offices, with remaining lease terms ranging between one month and eleven years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the Consumer Price Index (“CPI”). Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.

As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2024	December 31, 2023
ASSETS
Operating lease ROU assets	Other assets	$35,322	$15,644
LIABILITIES
Operating lease liabilities	Other liabilities	$37,882	$18,048
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	2024	2023	2022
Operating lease cost (1)	Occupancy expenses	$6,264	$5,050	$4,758
(1)    There were no variable lease costs for the years ended December 31, 2024, 2023 and 2022, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2024:

(amounts in thousands)	December 31, 2024
2025	$5,759
2026	6,486
2027	5,995
2028	5,374
2029	4,626
Thereafter	17,171
Total minimum payments	45,411
Less: interest	7,529
Present value of lease liabilities	$37,882
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to operating lease liabilities was $5.6 million, $5.4 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	8.2 years	5.6 years

Weighted average discount rate
Operating leases	4.22%	3.28%
Equipment Lessor
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. Lease terms typically range from 24 months to 120 months. The commercial equipment financing group offers the following lease products: Loans, Capital Lease, Purchase Upon Termination (“PUT”), Terminal Rental Adjustment Clause ("TRAC”), Split-TRAC, and Fair Market Value (“FMV”). Customers’ commercial equipment financing group leases equipment under direct finance, sales-type or operating leases.

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
Direct finance and sales-type equipment leases, are included in commercial and industrial loans and leases receivable and are recorded at the discounted amounts of lease payments receivable and the estimated residual value of the leased assets. Interest income on direct finance and sales-type leases is recognized over the term of the leases using the effective interest method. Any difference between the lower of the fair value of the underlying leased asset or the sum of the lease receivables and the carrying amount of the underlying leased asset would result to a gain or loss at the lease commencement date. Customers’ direct finance and sales-type lease activity primarily relates to leasing of new equipment.
During the year ended December 31, 2024, Customers’ commercial equipment financing group executed leases of commercial clean vehicles that qualified for investment tax credits. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers recognized a loss on sales-type leases of $14.9 million within net gain (loss) on sale of loans and leases and the corresponding investment tax credits within income tax expense in the consolidated statement of income for the year ended December 31, 2024.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $45.7 million, $32.0 million and $25.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2024 and 2023:

(amounts in thousands)	Classification	December 31, 2024	December 31, 2023
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$251,507	$190,559
Guaranteed residual assets	Loans and leases receivable	24,045	15,783
Unguaranteed residual assets	Loans and leases receivable	10,463	10,010
Deferred initial direct costs	Loans and leases receivable	1,352	1,213
Unearned income	Loans and leases receivable	(24,673)	(11,891)
Net investment in direct financing and sales-type leases		$262,694	$205,674

Operating leases
Investment in operating leases	Other assets	$308,993	$282,208
Accumulated depreciation	Other assets	(95,053)	(77,672)
Deferred initial direct costs	Other assets	978	1,192
Net investment in operating leases		214,918	205,728
Total lease assets		$477,612	$411,402

Maturities of operating and direct financing and sales-type lease receivables were as follows at December 31, 2024:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2025	$46,725	$70,621
2026	50,700	60,772
2027	37,245	52,098
2028	60,734	33,378
2029	23,770	21,431
Thereafter	25,514	13,207
Total lease payments	$244,688	251,507
Less: interest		24,673
Present value of lease receivables		$226,834
NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2024 and 2023 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2024	2023
Leasehold improvements	3 to 25 years	$13,953	$13,623
Furniture, fixtures and equipment	5 to 10 years	6,656	6,311
IT equipment	3 to 5 years	10,359	9,566
Automobiles	3 to 5 years	367	349
		31,335	29,849
Accumulated depreciation and amortization		(24,667)	(22,478)
Total		$6,668	$7,371
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $2.2 million, $2.2 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 10 – DEPOSITS
The components of deposits at December 31, 2024 and 2023 were as follows:

	December 31,
(amounts in thousands)	2024	2023
Demand, non-interest bearing	$5,608,288	$4,422,494
Demand, interest bearing	5,553,698	5,580,527
Savings, including money market deposit accounts	4,976,270	4,629,336
Time	2,708,205	3,287,879
Total deposits	$18,846,461	$17,920,236

The scheduled maturities for time deposits at December 31, 2024 were as follows:

(amounts in thousands)	December 31, 2024
2025	$968,691
2026	584,003
2027	361,650
2028	457,853
2029	336,008
Thereafter	—
Total time deposits	$2,708,205
Time deposits greater than the FDIC limit of $250,000 totaled $803.1 million and $186.3 million at December 31, 2024 and 2023, respectively.
Demand deposit overdrafts reclassified as loans were $1.2 million at December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Bank had $1.5 billion and $1.1 billion in deposits, respectively, to which it had pledged $1.5 billion and $1.1 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2024 and 2023 was as follows:

	December 31,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.61%	$—	—%
Total short-term debt	$100,000		$—
The following is a summary of additional information relating to Customers’ short-term debt:

	December 31,
(dollars in thousands)	2024	2023	2022
FRB advances (1)
Maximum outstanding at any month end	$—	$—	$—
Average balance during the year	—	120,099	—
Weighted-average interest rate during the year	—%	5.23%	—%
FHLB advances
Maximum outstanding at any month end	$150,000	$—	$775,000
Average balance during the year	8,880	87,407	144,918
Weighted-average interest rate during the year	5.71%	5.16%	1.07%
Federal funds purchased
Maximum outstanding at any month end	$—	$—	$895,000
Average balance during the year	—	3,781	349,581
Weighted-average interest rate during the year	—%	4.97%	1.66%
(1)    Included advances under the Bank Term Funding Program (“BTFP”). The BTFP offered loans of up to one year to eligible depository institutions pledging any collateral valued at par, that are eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The BTFP ended on March 11, 2024.
At December 31, 2024 and 2023, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2024 and 2023 were as follows:

	December 31,
	2024				2023
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,028,352	(2)	4.11%	(3)	$1,203,207	(2)	3.91%	(3)
Total long-term FHLB and FRB advances	$1,028,352				$1,203,207
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $950.0 million with maturities ranging from March 2025 to March 2028, and variable rate long-term advances from FHLB of $80.0 million with maturities ranging from March 2028 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at December 31, 2024.
(2)    Includes $(1.6) million and $3.2 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2024 and 2023, respectively. Refer to NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
Maturities of long-term FHLB advances were as follows at December 31, 2024:

	December 31, 2024
(dollars in thousands)	Amount (1)	Rate
2025	$200,000	4.45%
2026	200,000	4.32%
2027	450,000	3.70%
2028	180,000	4.54%
2029	—	—%
Thereafter	—	—%
Total long-term FHLB advances	$1,030,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $80.0 million with maturities ranging from March 2028 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2024 and 2023 was as follows:

	December 31,
(amounts in thousands)	2024	2023
Total maximum borrowing capacity with the FHLB	$3,562,171	$3,474,347
Total maximum borrowing capacity with the FRB	4,357,519	3,436,000
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,722,736	8,575,137

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2024 and 2023 were as follows:

		Carrying Amount at December 31,
(dollars in thousands)
Issued by	Ranking	2024	2023	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,068	$98,928	2.875%	$100,000	August 2021	August 2031	100.000%
Customers Bancorp	Senior	—	24,912	4.500%	25,000	September 2019	September 2024	100.000%
Total other borrowings		$99,068	$123,840

Customers Bancorp	Subordinated (2)(3)	$72,947	$72,766	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,562	109,464	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,509	$182,230

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
NOTE 12 – SHAREHOLDERS’ EQUITY
Common Stock
During 2024, 2023 and 2022, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
On August 25, 2021, the Board of Directors of Customers Bancorp authorized a share repurchase program (the “Share Repurchase Program”) to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. Customers Bancorp purchased 1,379,883 shares of its common stock for $39.8 million and 830,145 shares for $33.2 million under the Share Repurchase Program during the years ended December 31, 2023 and 2022, respectively. On September 27, 2023, the Share Repurchase Program expired. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased.
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program (the “2024 Share Repurchase Program”) to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 393,303 shares of its common stock for $19.2 million under the 2024 Share Repurchase Program during the year ended December 31, 2024.
Preferred Stock
As of December 31, 2024 and 2023, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers’ issuances of preferred stock that remain outstanding at December 31, 2024 and 2023 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate became floating and earliest redemption date	Floating rate of Three-Month SOFR (1) Plus:	Dividend Paid Per Share in 2024
Fixed-to-floating rate:	Issue Date	2024	2023	2024	2023
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$2.71
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$2.62
Totals		5,700,000	5,700,000	$137,794	$137,794
(1)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
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
NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual Internal Revenue Service (“IRS”) statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Customers’ employer contributions for the years ended December 31, 2024, 2023 and 2022 were $3.4 million, $2.5 million, and $2.3 million, respectively. In 2021, the 401(k) plan became a multiple employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering the full-time employees of Customers and BM Technologies. Effective January 1, 2023, employees of BM Technologies were no longer participants in the 401(k) plan and the 401(k) plan changed from a multiple employer plan to a single employer plan. All employees of BM Technologies and their account balances were transferred to a separate 401(k) plan sponsored by BM Technologies.
Supplemental Executive Retirement Plans
Customers entered into a supplemental executive retirement plan (“SERP”) with its Chairman and CEO that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Chairman and CEO which it owns. The present value of the amount owed as of December 31, 2024 and 2023 was $8.4 million and $7.3 million, respectively, and was included in other liabilities.
During the years ended December 31, 2024, 2022 and 2021, Customers entered into additional SERPs with several senior executives that provide lifetime retirement benefits upon reaching the age of 65 or when the executives terminate employment; early termination benefits; change in control benefits; and certain disability and death benefits as described in these SERPs. These SERPs are deferred-compensation arrangements that are designed to provide benefits based on the account value of the annuity contracts purchased by Customers to fund its obligations under the SERPs. The present value of the amount owed under these SERPs as of December 31, 2024 and 2023 was $1.0 million and $0.8 million, respectively, and was included in other liabilities.
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

The 2019, 2010 and 2004 Plans are administered by the Leadership Development and Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. During the years ended December 31, 2024, 2023 and 2022, the shareholders of Customers Bancorp approved amendments to the 2019 Plan increasing the number of shares of common stock to be issued by additional 750,000 shares, 740,325 shares and 330,000 shares, respectively. The maximum number of shares of common stock which may be issued under the 2019 Plan, as amended, is 3,320,325 shares. The 2010 Plan provided exclusively for the grant of stock options, some or all of which might be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which might be issued under the 2010 Plan was 3,666,667 shares. The 2004 Plan provided for the grant of options, some or all of which might be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which might be issued under the 2004 Plan was 2,750,000 shares. The 2010 and 2004 Plans were terminated by December 31, 2021 in accordance with the respective plan agreements. At December 31, 2024, the aggregate number of shares of common stock available for grant under the 2019 Plan was 841,513 shares. During the year ended December 31, 2020, Customers granted an initial inducement award of 300,000 restricted stock units in connection with an executive appointment, outside of the 2019 and 2004 Plans and approved by the independent members of the Board of Directors including all of the members of its Leadership Development and Compensation Committee. These restricted stock units vested on January 22, 2025. During the year ended December 31, 2023, Customers granted one-time employment inducement awards under the New York Stock Exchange listing rules of 22,300 restricted stock units in connection with the onboarding of the venture banking team, outside of the 2019 Plan and approved by Customers Board of Directors, including all of its independent directors present at the meeting, comprising a majority of the independent directors.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $13.2 million, $11.2 million and $11.0 million, respectively. At December 31, 2024, there was $22.5 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2029.
Employee Stock Purchase Plan
In 2014, the shareholders of Customers Bancorp approved an Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to encourage team member participation in the ownership and economic progress of Customers. This plan is intended to qualify as an ESPP within the meaning of the Internal Revenue Code (“Code”), as amended, and is administered by the Leadership Development and Compensation Committee of Customers Board of Directors.
Under the ESPP, team members may elect to purchase shares of Customers’ common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers’ ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for the years ended December 31, 2024, 2023 and 2022 was $170 thousand, $172 thousand, and $192 thousand, respectively.
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
The exercise price for the options granted was equal to the closing price of Customers Bancorp’s common stock on the date of grant. The options issued are subject to a three or five-year waterfall or cliff vesting and expire after ten years, except as permitted under the plans. 19,164 options were granted to certain officers and team members to purchase shares of Customers Bancorp common stock during the year ended December 31, 2024. The exercise price for the options granted was equal to the closing price of Customers Bancorp’s voting common stock on the date of grant. The options issued are subject to a five-year cliff vesting and expire after ten years, except as permitted under the plans. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock during the years ended December 31, 2023 and 2022.

The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Weighted-average risk-free interest rate	4.46%	—%	—%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	54.71%	—%	—%
Weighted-average expected life (in years)	7	0	0
Weighted-average fair value of each option granted	$28.31	$—	$—
The following table summarizes stock option activity for the year ended December 31, 2024:

(dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,339,396	$27.56
Granted	19,164	46.98
Exercised	(40,392)	19.06		$1,526
Forfeited	(26,153)	27.97
Outstanding, December 31, 2024	1,292,015	$28.10	4.5	$26,588
Exercisable at December 31, 2024	722,851	$25.87	3.1	$16,487
Cash received from the exercise of the stock options during the year ended December 31, 2024 was $0.8 million. The tax benefit resulting from option exercises was $0.1 million in 2024.
A summary of the status of Customers’ non-vested options at December 31, 2024, and changes during the year ended December 31, 2024 was as follows:

	Number of Options	Weighted- Average exercise price
Non-vested at December 31, 2023	605,741	$29.73
Granted	19,164	46.98
Vested	(30,741)	19.28
Forfeited	(25,000)	28.37
Non-vested at December 31, 2024	569,164	30.93
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
Beginning in 2018, the Leadership Development and Compensation Committee recommended and the Board of Directors approved a long-term incentive compensation plan which incorporates performance metrics into the restricted stock awards for certain of Customers’ key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The number of restricted stock units that will vest for the remaining 60% is dependent upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average non-performing assets (“NPAs”) to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
There were 364,899 restricted stock units granted during the year ended December 31, 2024. The 364,899 units were granted under the 2019 Plan and are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 39,555 of those units also subject to the performance metrics described above.

The table below presents the status of the restricted stock units at December 31, 2024, and changes during the year ended December 31, 2024:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2023	1,159,782	$26.78
Granted	364,899	48.46
Vested	(316,088)	29.43
Forfeited	(98,471)	32.85
Outstanding and unvested at December 31, 2024	1,110,122	32.61
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2024, Customers issued 26,791 shares of common stock with a fair value of $1.3 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 15 – INCOME TAXES
The components of income tax expense were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Current
Federal	$23,723	$42,485	$37,476
State	20,324	15,935	18,880
Total current expense	44,047	58,420	56,356

Deferred
Federal	(1,204)	17,478	7,249
State	61	4,699	(342)
Total deferred expense (benefit)	(1,143)	22,177	6,907
Income tax expense	$42,904	$80,597	$63,263
Effective tax rates differ from the federal statutory rate of 21% at December 31, 2024, 2023, and 2022, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$47,118	21.00%	$69,455	21.00%	$61,173	21.00%
State income tax, net of federal benefit	9,831	4.38	16,447	4.97	9,184	3.15
Tax-exempt interest, net of disallowance	(769)	(0.34)	(769)	(0.23)	(650)	(0.22)
Bank-owned life insurance	(2,129)	(0.95)	1,286	0.39	(3,084)	(1.06)
Tax credits, net of basis reduction	(19,902)	(8.87)	(11,199)	(3.39)	(8,644)	(2.97)
Equity-based compensation	(1,888)	(0.84)	(679)	(0.21)	(2,293)	(0.79)
Non-deductible executive compensation	2,868	1.28	1,872	0.57	2,074	0.71
FDIC premium limitation	2,440	1.09	1,604	0.49	268	0.09
Unrecognized tax benefits	4,993	2.23	(785)	(0.24)	3,633	1.25
Other	342	0.14	3,365	1.02	1,602	0.56
Effective income tax rate	$42,904	19.12%	$80,597	24.37%	$63,263	21.72%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers’ deferred tax assets and liabilities as December 31, 2024 and 2023:

	December 31,
(amounts in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses on loans and leases	$35,733	$33,978
Net operating losses	551	643
Compensation and benefits	12,716	8,576
Net deferred loan fees and costs	2,032	—
Lease liability	9,951	4,618
Net unrealized losses on securities	34,203	46,281
Accrued severance	797	51
Other	7,467	6,100
Total deferred tax assets	103,450	100,247
Deferred tax liabilities
Net deferred loan fees and costs	—	(1,236)
Tax qualified lease adjustments	(86,522)	(80,749)
Right of use asset	(9,278)	(4,037)
Other	(5,974)	(1,614)
Total deferred tax liabilities	(101,774)	(87,636)
Net deferred tax asset	$1,676	$12,611
The net deferred tax asset is recorded in other assets and other liabilities at December 31, 2024 and in other assets at December 31, 2023.
Customers had approximately $2.6 million of federal net operating loss carryovers subject to the annual limitation under Section 382 of the Code at December 31, 2024, that begin to expire in 2029. At December 31, 2024, Customers had approximately $122.3 million of Pennsylvania net operating loss carryovers for which a deferred tax asset was not established because realization of the loss carryovers was considered remote.
The following table presents changes in unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Balance at January 1	$1,796	$4,065	$—
Increases related to prior year tax positions	4,987	—	1,221
Decreases related to prior year tax positions	(104)	(1,474)	—
Increases related to current year tax positions	289	361	2,844
Settlements	(230)	(1,156)	—
Lapse of statute	—	—	—
Balance at December 31	$6,738	$1,796	$4,065

As of December 31, 2024, all of Customers’ unrecognized tax benefits, if recognized, would impact the effective tax rate. Not included in the table above is $1.7 million of federal income tax benefit on unrecognized state tax benefits recognized in deferred taxes. Customers recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. During the years ended December 31, 2024, 2023 and 2022, Customers recognized $1.3 million, $0.1 million and $1.4 million, respectively, of interest related to unrecognized tax benefits in income tax expense.
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the re-evaluation of uncertain tax positions arising in examinations, in appeals, in the courts, or from the closure of tax statutes. While the net effect on the total unrecognized tax benefits during the next twelve months cannot be reasonably estimated, Customers expects a $1.5 million to $2.2 million reduction in unrecognized tax benefits in 2025 due to the closure of tax statutes and/or potential settlement with taxing authorities.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2021, with the exception of New Jersey and New York City. In 2023, Customers settled the audit examination with New York State for the 2015-2017 tax years and with New York City for the 2016-2018 tax years. Customers is currently under audit by New Jersey for the 2018 tax year and by New York City for the 2019-2021 tax years. Any potential adjustments for open audits have been considered in the balance of unrecognized tax benefits as of December 31, 2024.
NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the years ended December 31, 2024, 2023 and 2022. None of these transactions involved amounts in excess of 5% of Customers’ total shareholders’ equity at December 31, 2024, 2023 and 2022. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

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
As of December 31, 2024 and 2023, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2024	2023
Commitments to fund loans and leases	$165,881	$114,510
Unfunded commitments to fund mortgage finance loans	1,562,593	1,749,897
Unfunded commitments under lines of credit and credit cards	3,825,727	3,105,689
Letters of credit	31,832	20,273
Other unused and unfunded commitments	28,904	17,523
Commitments to fund loans and leases, unfunded commitments to fund mortgage finance loans, unfunded commitments under lines of credit, letters of credit, and credit cards are agreements to extend credit to or for the benefit of a customer in the ordinary course of the Bank’s business.

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
Mortgage finance loan commitments are agreements to fund the pipelines of mortgage banking businesses from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans are insured or guaranteed by the U.S. government through one of its programs such as the Federal Housing Administration (“FHA”), the U.S. Department of Veterans Affairs (“VA”), or are conventional loans eligible for sale to Fannie Mae and Freddie Mac. These commitments generally fluctuate monthly based on changes in interest rates, refinance activity, new home sales and laws and regulation.
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
Allowance For Credit Losses on Lending- Related Commitments
As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses of $2.0 million during the year ended December 31, 2024 resulting in an ACL of $4.9 million as of December 31, 2024. Customers recognized a benefit to provision for credit losses of $0.1 million during the year ended December 31, 2023 resulting in an ACL of $2.9 million as of December 31, 2023. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
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
In first quarter 2020, the U.S. federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2024, our regulatory capital ratios reflected 25%, or $15.4 million, benefit associated with the CECL transition provisions.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2024 and 2023, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
As of December 31, 2023:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,661,149	12.230%	$611,200	4.500%	N/A	N/A	$950,755	7.000%
Customers Bank	$1,868,360	13.773%	$610,453	4.500%	$881,765	6.500%	$949,594	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,798,942	13.245%	$814,933	6.000%	N/A	N/A	$1,154,489	8.500%
Customers Bank	$1,868,360	13.773%	$813,937	6.000%	$1,085,250	8.000%	$1,153,078	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,076,550	15.289%	$1,086,578	8.000%	N/A	N/A	$1,426,133	10.500%
Customers Bank	$2,073,202	15.283%	$1,085,250	8.000%	$1,356,562	10.000%	$1,424,390	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,798,942	8.375%	$859,189	4.000%	N/A	N/A	$859,189	4.000%
Customers Bank	$1,868,360	8.708%	$858,225	4.000%	$1,072,782	5.000%	$858,225	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2024 and 2023:
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
Loans held for sale - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreements with fintech companies, and generally held for up to 90 days prior to sale. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at December 31, 2024 and 2023 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2024
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,785,931	$3,785,931	$3,785,931	$—	$—
Debt securities, available for sale	1,985,438	1,985,438	—	1,972,202	13,236
Debt securities, held to maturity	991,937	934,677	—	461,307	473,370
Loans held for sale	204,794	204,794	—	1,836	202,958
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	14,104,884	—	1,321,128	12,783,756
FHLB, Federal Reserve Bank, and other restricted stock	96,214	96,214	—	96,214	—
Derivatives	15,263	15,263	—	15,223	40
Liabilities:
Deposits	$18,846,461	$18,842,810	$16,138,256	$2,704,554	$—
FHLB advances	1,128,352	1,103,324	—	1,103,324	—
Other borrowings	99,068	88,000	—	88,000	—
Subordinated debt	182,509	167,601	—	167,601	—
Derivatives	22,570	22,570	—	22,570	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2023
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,846,346	$3,846,346	$3,846,346	$—	$—
Debt securities, available for sale	2,376,860	2,376,860	—	2,341,911	34,949
Debt securities, held to maturity	1,103,170	1,046,439	—	472,311	574,128
Loans held for sale	340,317	340,317	—	1,215	339,102
Total loans and leases receivable, net of allowance for credit losses on loans and leases	12,726,456	12,513,386	—	897,912	11,615,474
FHLB, Federal Reserve Bank, and other restricted stock	109,548	109,548	—	109,548	—
Derivatives	17,931	17,931	—	17,906	25
Liabilities:
Deposits	$17,920,236	$17,922,005	$14,632,357	$3,289,648	$—
FHLB advances	1,203,207	1,188,517	—	1,188,517	—
Other borrowings	123,840	103,674	—	103,674	—
Subordinated debt	182,230	164,233	—	164,233	—
Derivatives	27,110	27,110	—	27,110	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$—	$13,236	$13,236
Agency-guaranteed residential mortgage-backed securities	—	327,038	—	327,038
Agency-guaranteed residential collateralized mortgage obligations	—	226,746	—	226,746
Agency-guaranteed commercial collateralized mortgage obligations	—	93,075	—	93,075
Collateralized loan obligations	—	255,407	—	255,407
Commercial mortgage-backed securities	—	77,708	—	77,708
Corporate notes	—	516,330	—	516,330
Private label collateralized mortgage obligations	—	475,898	—	475,898
Derivatives	—	15,223	40	15,263
Loans held for sale – fair value option	—	1,836	162,055	163,891
Loans receivable, mortgage warehouse – fair value option	—	1,321,128	—	1,321,128
Total assets – recurring fair value measurements	$—	$3,310,389	$175,331	$3,485,720
Liabilities
Derivatives	$—	$22,570	$—	$22,570
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,048	$18,048
Total assets – nonrecurring fair value measurements	$—	$—	$18,048	$18,048

	December 31, 2023
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$57,680	$34,949	$92,629
Agency-guaranteed residential collateralized mortgage obligations	—	116,908	—	116,908
Collateralized loan obligations	—	489,092	—	489,092
Commercial mortgage-backed securities	—	121,636	—	121,636
Corporate notes	—	583,034	—	583,034
Private label collateralized mortgage obligations	—	973,561	—	973,561
Derivatives	—	17,906	25	17,931
Loans held for sale – fair value option	—	1,215	188,062	189,277
Loans receivable, mortgage warehouse – fair value option	—	897,912	—	897,912
Total assets - recurring fair value measurements	$—	$3,258,944	$223,036	$3,481,980
Liabilities
Derivatives	$—	$27,110	$—	$27,110
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$2,373	$2,373
Total assets – nonrecurring fair value measurements	$—	$—	$2,373	$2,373

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2024, 2023 and 2022 are summarized in the table below.

	Asset-backed securities
	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Balance at January 1	$34,949	$73,266	$142,885
Principal payments and premium amortization	(23,867)	(40,041)	(64,181)
Increase in allowance for credit losses	(224)	(1,487)	(1,604)
Decrease in allowance for credit losses	345	1,582	1,026
Change in fair value recognized in OCI	2,033	1,629	(4,860)
Balance at December 31	$13,236	$34,949	$73,266

The changes in other installment loans (Level 3 assets) measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the years ended December 31, 2024 and 2023 are summarized in the table below.

	Other Installment Loans
	For the Years Ended December 31,
(amounts in thousands)	2024	2023
Balance at January 1	$188,062	$—
Originations	924,183	218,794
Sales	(743,682)	—
Principal payments	(206,508)	(30,732)
Change in fair value recognized in earnings	—	—
Balance at December 31	$162,055	$188,062
There were no transfers between levels during the years ended December 31, 2024, 2023 and 2022.
The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2024 and 2023 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2024
Asset-backed securities	$13,236	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 5% - 10% (7%) 19% - 20% (19%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2023
Asset-backed securities	$34,949	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	12% - 14% (13%) 3% - 13% (5%) 11% - 30% (26%)

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. To date, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. Interest rate swaps designated as cash flow hedges of forecasted issuances of debt and variable-rate deposit relationship involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings. At December 31, 2024 and 2023, Customers had no outstanding interest rate derivatives designated as cash flow hedges of interest-rate risk.
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
At December 31, 2024, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the year ended December 31, 2024, Customers entered into 44 interest rate derivatives with notional amounts totaling $2.0 billion that were designated as fair value hedges of certain deposits and FHLB advances, and terminated one interest rate derivative with notional amount of $5.7 million. During the year ended December 31, 2023, Customers entered into five interest rate derivatives with notional amounts totaling $1.0 billion, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense. At December 31, 2023, Customers had six outstanding interest rate derivatives with notional amounts totaling $472.5 million that were designated as fair value hedges of certain AFS debt securities and FHLB advances. During the year ended December 31, 2022, Customers terminated thirteen interest rate derivatives with notional amounts totaling $58.0 million that were designated as fair value hedges together with the sale of hedged AFS debt securities.

As of December 31, 2024 and 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	December 31,		December 31,
	2024	2023	2024	2023
AFS debt securities	$10,000	$22,500	$—	$941
Deposits	1,794,923	300,000	(6,042)	1,432
FHLB advances	1,200,000	700,000	(1,648)	3,206
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At December 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $150.0 million related to this program. At December 31, 2023, Customers had 132 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $55.6 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of December 31, 2024 and 2023.

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$15,223	Other liabilities	$22,567

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$17,903	Other liabilities	$27,097
(1) Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2024, 2023 and 2022.

		Amount of Income (Loss) Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2024	2023	2022
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(8,512)	$(1,187)	$3,422
Recognized on hedged AFS debt securities	Net interest income	(1,049)	(1,120)	(3,422)
Recognized on hedged deposits	Net interest income	3,791	—	—
Recognized on hedged FHLB advances	Net interest income	7,878	2,307	—
Total		$2,108	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$1,869	$(30)	$2,338

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2024, the fair value of derivatives in a net asset position related to these agreements was $14.2 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $14.6 million of cash as collateral at December 31, 2024. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
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

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2024
Interest rate derivative assets with institutional counterparties	$14,782	$(577)	$(14,205)	$—

Interest rate derivative liabilities with institutional counterparties	$577	$(577)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2023
Interest rate derivative assets with institutional counterparties	$17,439	$(500)	$(16,939)	$—

Interest rate derivative liabilities with institutional counterparties	$500	$(500)	$—	$—

NOTE 21 – LOSS CONTINGENCIES
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
Chun Yao Chang Matter
On December 2, 2024, a federal securities class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, captioned Chang v. Customers Bancorp, Inc. et al., Case No. 2:24-cv-06416-JS, by Chun Yao Chang against Customers Bancorp, Jay Sidhu, its Chief Executive Officer and Executive Chairman of the Company’s Board of Directors, and Carla Leibold, its former Chief Financial Officer. The action alleges that Customers Bancorp and the individual defendants made materially false and/or misleading statements and/or omissions during the class period of March 1, 2024 through August 8, 2024, and that such statements violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of Customers Bancorp. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. On January 31, 2025, Chun Yao Chang filed the only application for appointment as lead plaintiff with The Rosen Law Firm, P.A. as counsel. Customers Bancorp intends to defend itself against this action.
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

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022.
Balance Sheets

	December 31,
(amounts in thousands)	2024	2023
Assets
Cash in bank subsidiary	$167,326	$113,950
Investment securities (1)	24,998	24,429
Investments in and receivables due from bank subsidiary	1,826,227	1,707,832
Other assets	2,336	285
Total assets	$2,020,887	$1,846,496
Liabilities and Shareholders’ equity
Borrowings	$172,015	$196,606
Other liabilities	12,189	11,496
Total liabilities	184,204	208,102
Shareholders’ equity	1,836,683	1,638,394
Total Liabilities and Shareholders’ Equity	$2,020,887	$1,846,496
(1)    Includes perpetual preferred stock issued by domestic banks or bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, at December 31, 2024 and 2023. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Operating income:
Dividends from bank subsidiary	$125,000	$90,000	$52,000
Other	900	1,643	1,264
Total operating income	125,900	91,643	53,264
Operating expense:
Interest	8,130	8,459	10,657
Other	3,961	2,251	3,410
Total operating expense	12,091	10,710	14,067
Income before taxes and undistributed income of subsidiaries	113,809	80,933	39,197
Income tax benefit	2,445	2,026	2,819
Income before undistributed income of subsidiaries	116,254	82,959	42,016
Equity in undistributed income of subsidiaries	65,215	167,184	186,018
Net income	181,469	250,143	228,034
Preferred stock dividends	15,040	14,695	9,632
Net income available to common shareholders	166,429	235,448	218,402
Comprehensive income	$221,478	$276,670	$69,918
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

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2024		2023	2022
Cash Flows from Operating Activities
Net income	$181,469		$250,143	$228,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from Bank	(65,215)		(167,184)	(186,018)
(Increase) decrease in other assets	(366)		2,023	4,328
Increase (decrease) in other liabilities	110		10,802	680
Net Cash Provided By (Used in) Operating Activities	115,998		95,784	47,024
Cash Flows from Investing Activities
Purchases of investment securities	(510)	`	(1,831)	(2,095)
Other, net	92		72	—
Net Cash Provided By (Used in) Investing Activities	(418)		(1,759)	(2,095)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,638		3,947	2,720
Repayments of other borrowings	(25,000)		—	(100,000)
Preferred stock dividends paid	(15,147)		(14,636)	(9,326)
Purchase of treasury stock	(19,243)		(39,806)	(33,162)
Payments of employee taxes withheld from share-based awards	(5,452)		(2,433)	(5,063)
Net Cash Provided by (Used in) Financing Activities	(62,204)		(52,928)	(144,831)
Net Increase (Decrease) in Cash and Cash Equivalents	53,376		41,097	(99,902)
Cash and Cash Equivalents - Beginning Balance	113,950		72,853	172,755
Cash and Cash Equivalents - Ending Balance	$167,326		$113,950	$72,853
NOTE 23 – BUSINESS SEGMENTS
Customers has one reportable segment. Customers derives its revenues from customers by providing loans and deposit products in the United States, and manages the business on a consolidated basis. Customers’ accounting policies of the reportable segment are the same as those described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.
Customers’ CODM is the Executive Committee (the “Executive Committee”) that includes the Chief Executive Officer, President, Chief Financial Officer, Chief Banking Officer, Chief Risk Officer and Chief Credit Officer. The Executive Committee assesses performance of Customers on a consolidated basis, and decides how to allocate resources based on net income that is also reported as net income available to common shareholders on the consolidated statement of income.
The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, tax equivalent, return on average assets, return on common equity and tangible common equity per common share, in deciding how to reinvest profits, such as originating loans and leases, investing in investment securities, or to repurchase shares in Customers’ common stock.
Net income available to common shareholders is used to monitor budget versus actual results. The Executive Committee also uses net income available to common shareholders and other measures in comparing to Customers’ peer banks. The comparison of Customers’ net income available to common shareholders and other measures to its peer banks, along with the comparison of budgeted versus actual results are used in assessing Customers’ performance and in establishing management compensation.

The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the years ended December 31, 2024, 2023 and 2022:

Segment profit or loss
	For the Years Ended December 31,
(amounts in thousands, except per share data)	2024	2023	2022
Total interest income	$1,327,834	$1,367,360	$885,373
Total interest expense	673,430	679,911	261,653
Net interest income	654,404	687,449	623,720
Provision for credit losses	73,451	74,611	60,066
Net interest income after provision for credit losses	580,953	612,838	563,654
Total non-interest income (1)	60,434	70,565	32,272
Non-interest expense:
Salaries and employee benefits	175,836	133,275	112,365
Technology, communication and bank operations	65,154	65,550	84,998
Commercial lease depreciation	32,543	29,898	22,978
Professional services	34,978	35,177	27,465
Loan servicing	15,909	17,075	15,023
Occupancy (2)	11,789	10,070	13,606
FDIC assessments, non-income taxes, and regulatory fees	41,684	35,036	8,869
Advertising and promotion	4,489	3,095	2,541
Legal settlement expense	—	4,096	—
Other (3)	34,632	19,391	16,784
Total non-interest expense	417,014	352,663	304,629
Income before income tax expense	224,373	330,740	291,297
Income tax expense	42,904	80,597	63,263
Segment net income	181,469	250,143	228,034
Preferred stock dividends	15,040	14,695	9,632
Segment net income available to common shareholders	$166,429	$235,448	$218,402

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income available to common shareholders	$166,429	$235,448	$218,402

Basic earnings per common share	$5.28	$7.49	$6.69
Diluted earnings per common share	5.09	7.32	6.51
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method, consisting primarily of investments in affordable housing projects and the SBA’s small business investment companies.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $2.2 million, $2.2 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)    Other expenses include fees paid to a fintech company related to consumer installment loans originated and held for sale, provision for credit losses on unfunded lending-related commitments, loan workout and non-capitalizable origination costs, provision for operating losses, insurance expenses, charitable contributions and other miscellaneous expenses.
Substantially all revenues generated and long-lived assets held by Customers are derived from customers that reside in the United States. Customers did not earn revenues from a single external customer that represents ten percent or more of consolidated total revenues.
The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of December 31, 2024 and 2023:

Segment assets
	December 31,
(amounts in thousands)	2024	2023
Segment total assets	$22,308,241	$21,316,265
Adjustments and reconciling items	—	—
Consolidated total assets	$22,308,241	$21,316,265

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2024. Based upon that evaluation, Customers Bancorp’s management concluded that its disclosure controls and procedures are effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, Customers Bancorp’s management assessed the effectiveness of Customers Bancorp’s internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.
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
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2024, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp’s internal control over financial reporting.

Item 9B.    Other Information
On November 22, 2024, Customers entered into a Supplemental Executive Retirement Plan for the benefit of Thomas Kasulka (the “Executive”). The purpose of the SERP is to provide supplemental nonqualified pension benefits to the Executive and incentivize the Executive to continue to make substantial contributions to the success of the Company.
The SERP is intended to be and shall be administered as an income tax nonqualified, unfunded plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of the ERISA, as amended, Sections 201(2), 301(a)(3), and 401(a)(1). The SERP is intended to comply with the requirements of Section 409A of the Code and, accordingly, the intent of the parties hereto is that the SERP shall be operated and interpreted consistent with the requirements thereof.
The SERP provides for, among other features, a monthly benefit payment of $12,500 to the Executive upon the Executive’s Separation from Service after reaching Normal Retirement Age for any reason other than death or Disability and continuing for the Executive’s lifetime; an Early Termination Benefit equal to the vested benefit payment in the event the Executive incurs a Separation from Service prior to Normal Retirement Age for any reason other than death or Change in Control payable monthly and continuing for the Executive’s lifetime; a Change in Control Benefit payable monthly and continuing for the Executive’s lifetime if the Executive is actively employed at the time of a Change in Control and incurs a Separation from Service, except for Cause, within twelve (12) months following the Change in Control; and certain disability and death benefits. The SERP also includes certain clawback, non-compete, non-disclosure and non-solicitation provisions and provide for forfeiture of benefits in the event the Executive is terminated for Cause.
The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by the terms and conditions of the Plan, a copy of which is filed as Exhibit 10.30 hereto and is incorporated herein by reference.
During the fourth quarter of 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company’s directors, officers, employees, and other covered persons, and to the Company itself. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The information required by this Item will be included in the Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections titled “Board of Directors and Executive Management,” and “Board and Corporate Governance,” and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Compensation,” and “Board and Corporate Governance,” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2024, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	2,402,137	$28.10	841,513

Equity Compensation Plans Not
Approved by Security Holders (3)(4)	322,300	N/A	—
(1)Includes shares of common stock that may be issued upon the exercise of awards granted or rights accrued under the Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan, Customers Bancorp, Inc. 2010 Plan, Customers Bancorp, Inc. Amended and Restated 2014 ESPP, and the Customers Bancorp, Inc. 2019 Plan, as amended. The Amended and Restated Customers Bancorp, Inc. 2004 Incentive Equity and Deferred Compensation Plan and the Customers Bancorp, Inc. 2010 Plan have been terminated by December 31, 2021.
(2)Does not include restricted stock units and stock awards for which, by definition, there exists no exercise price.
(3)Includes an initial inducement award of 300,000 restricted stock units in connection with an executive appointment during 2020. The grant of the restricted stock units was made outside of the Customers Bancorp Inc. 2019 Plan and approved by the independent members of Customers Board of Directors including all of the members of its Leadership Development and Compensation Committee. These restricted stock units vested on January 22, 2025.
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
The information required by this Item will be included in the Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2025 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2025 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

Exhibit No.	Description
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

10.3+	Customers Bancorp, Inc. 2014 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the Customers Bancorp Form S-8 filed with the SEC on August 8, 2014

10.4+	Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Exhibit 4.6 to the Customers Bancorp Form S-8 filed with the SEC on July 25, 2019

10.5+	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.18 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

10.6+
Form of Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to the Customers Bancorp Form 10-K filed with the SEC on March 2, 2020

10.7+
Amended and Restated Employment Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.8+
Employment Agreement, dated as of January 22, 2020, by and between Customers Bancorp, Inc. and Samvir Sidhu, incorporated by reference to Exhibit 10.18 to Customers Bancorp’s Form 10-K filed with the SEC on March 2, 2020

10.9+
Change of Control Agreement, dated as of January 30, 2013, by and between Customers Bancorp, Inc. and Glenn Hedde, incorporated by reference to Exhibit 10.29 to Customers Bancorp’s Form 10-K filed with the SEC on March 18, 2013

10.10+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.11+
Letter Agreement, dated as of December 30, 2016, by and between Customers Bancorp, Inc. and Jay S. Sidhu. incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on December 30, 2016

10.12+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

10.13
Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Dated December 2, 2016, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on December 7, 2016

10.14
Sponsor Share Letter, dated August 6, 2020, by and among Sponsor, Megalith and Customers Bank, incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.15	Form of Non-Competition Agreement, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.16	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Customers Bancorp Form 8-K filed with the SEC on August 6, 2020

10.17
Software License Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.18
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between Customers Bank and BM Technologies, Inc., incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 8-K filed with the SEC on January 8, 2021

10.19+	Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

Exhibit No.	Description
10.20+	Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

10.21+	Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 20, 2022

10.22+
Change of Control Agreement, dated as of May 19, 2019 by and between Customers Bancorp, Inc. and Lyle Cunningham incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 10-Q filed with the SEC on August 8, 2022

10.23+
Change of Control Agreement, dated as of May 31, 2022 by and between Customers Bancorp, Inc. and Jessie John D. Velasquez incorporated by reference to Exhibit 10.5 to Customers Bancorp’s Form 10-Q filed with the SEC on August 8, 2022

10.24+	Second Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 19, 2023

10.25+	Third Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 17, 2024

10.26+
Agreement and Mutual General Release, dated April 25, 2024, by and between Customers Bancorp, Inc. and Carla A. Leibold, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 10-Q filed with the SEC on May 9, 2024

10.27+	Form of Split Dollar Life Insurance Agreement, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 10-Q filed with the SEC on May 9, 2024

10.28
Written Agreement by and among Customers Bancorp, Inc., Customers Bank and Federal Reserve Bank of Philadelphia, dated August 5, 2024, incorporated by reference to Exhibit 10.2 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2024

10.29
Consent Order by the Commonwealth of Pennsylvania, Department of Banking and Securities, Bureau of Bank Supervision, dated August 5, 2024, incorporated by reference to Exhibit 10.3 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2024

10.30+	Supplemental Executive Retirement Plan of Thomas H. Kasulka filed herewith

19.1	Insider Trading Policy, filed herewith

21.1	List of Subsidiaries of Customers Bancorp, Inc.

23.1	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy dated October 1, 2023, incorporated by reference to Exhibit 97.1 to Customers Bancorp's Form 10-K filed with the SEC on February 29, 2024

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

February 28, 2025	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Jay S. Sidhu	Chairman, Chief Executive Officer and Director (principal executive officer)	February 28, 2025
Jay S. Sidhu

/s/ Philip S. Watkins	Executive Vice President - Chief Financial Officer (principal financial officer)	February 28, 2025
Philip S. Watkins

/s/ Jessie John D. Velasquez	Executive Vice President - Chief Accounting Officer (principal accounting officer)	February 28, 2025
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	February 28, 2025
Andrea R. Allon

/s/ Bernard B. Banks	Director	February 28, 2025
Bernard B. Banks

/s/ Robert J. Buford	Director	February 28, 2025
Robert J. Buford

/s/ Rajeev V. Date	Director	February 28, 2025
Rajeev V. Date

/s/ Robert N. Mackay	Director	February 28, 2025
Robert N. Mackay

/s/ Daniel K. Rothermel	Director	February 28, 2025
Daniel K. Rothermel

/s/ T. Lawrence Way	Director	February 28, 2025
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	February 28, 2025
Steven J. Zuckerman