Form 10-Q
period 2025-03-31
Customers Bancorp, Inc.
filed 2025-05-09
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On May 6, 2025, 31,587,794 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2025 and for the three month periods ended March 31, 2025 and 2024 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4.	Controls and Procedures	77

PART II

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

SIGNATURES		81

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CMO	Collateralized Mortgage Obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PUT	Purchase Upon Termination
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use

SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$62,146	$56,787
Interest earning deposits	3,366,544	3,729,144
Cash and cash equivalents	3,428,690	3,785,931
Investment securities, at fair value (includes allowance for credit losses of $13,127 and $7,604, respectively)	2,057,555	2,019,694
Investment securities held to maturity	938,161	991,937
Loans held for sale (includes $1,529 and $163,891, respectively, at fair value)	37,529	204,794
Loans and leases receivable	13,555,820	13,127,634
Loans receivable, mortgage finance, at fair value	1,366,460	1,321,128
Loans receivable, installment, at fair value	138,159	—
Allowance for credit losses on loans and leases	(141,076)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,919,363	14,311,987
FHLB, Federal Reserve Bank, and other restricted stock	96,758	96,214
Accrued interest receivable	105,800	108,351
Bank premises and equipment, net	6,653	6,668
Bank-owned life insurance	298,551	297,641
Goodwill and other intangibles	3,629	3,629
Other assets	530,355	481,395
Total assets	$22,423,044	$22,308,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$5,552,605	$5,608,288
Interest bearing	13,380,320	13,238,173
Total deposits	18,932,925	18,846,461
FHLB advances	1,133,456	1,128,352
Other borrowings	99,103	99,068
Subordinated debt	182,579	182,509
Accrued interest payable and other liabilities	210,421	215,168
Total liabilities	20,558,484	20,471,558
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 5,700,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	137,794	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 35,995,077 and 35,758,246 shares issued as of March 31, 2025 and December 31, 2024; 31,479,132 and 31,346,507 shares outstanding as of March 31, 2025 and December 31, 2024	35,995	35,758
Additional paid in capital	570,172	575,333
Retained earnings	1,335,534	1,326,011
Accumulated other comprehensive income (loss), net	(67,641)	(96,560)
Treasury stock, at cost (4,515,945 and 4,411,739 shares as of March 31, 2025 and December 31, 2024)	(147,294)	(141,653)
Total shareholders’ equity	1,864,560	1,836,683
Total liabilities and shareholders’ equity	$22,423,044	$22,308,241
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans and leases	$231,008	$217,999
Investment securities	34,339	46,802
Interest earning deposits	42,914	52,817
Loans held for sale	4,761	12,048
Other	1,887	2,111
Total interest income	314,909	331,777
Interest expense:
Deposits	131,308	153,725
FHLB advances	11,801	13,485
Subordinated debt	3,212	2,689
Other borrowings	1,142	1,493
Total interest expense	147,463	171,392
Net interest income	167,446	160,385
Provision for credit losses	28,297	17,070
Net interest income after provision for credit losses	139,149	143,315
Non-interest income:
Commercial lease income	10,668	9,683
Loan fees	7,235	5,280
Bank-owned life insurance	4,660	3,261
Mortgage finance transactional fees	933	946
Net gain (loss) on sale of loans and leases	2	10
Net gain (loss) on sale of investment securities	—	(30)
Impairment loss on investment securities	(51,319)	—
Other	3,331	2,081
Total non-interest income (loss)	(24,490)	21,231
Non-interest expense:
Salaries and employee benefits	42,674	36,025
Technology, communication and bank operations	11,312	21,904
Commercial lease depreciation	8,463	7,970
Professional services	11,857	6,353
Loan servicing	4,630	4,031
Occupancy	3,412	2,347
FDIC assessments, non-income taxes and regulatory fees	11,750	13,469
Advertising and promotion	528	682
Other	8,145	6,388
Total non-interest expense	102,771	99,169
Income before income tax expense (benefit)	11,888	65,377
Income tax expense (benefit)	(1,024)	15,651
Net income	12,912	49,726
Preferred stock dividends	3,389	3,800
Net income available to common shareholders	$9,523	$45,926

Basic earnings per common share	$0.30	$1.46
Diluted earnings per common share	0.29	1.40
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$12,912	$49,726
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(13,249)	4,480
Income tax effect	3,484	(1,138)
Reclassification adjustments for (gains) losses included in net income	51,319	30
Income tax effect	(13,497)	(8)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,169	1,206
Income tax effect	(307)	(306)
Net unrealized gains (losses) on available for sale debt securities	28,919	4,264
Other comprehensive income (loss), net of income tax effect	28,919	4,264
Comprehensive income (loss)	$41,831	$53,990
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	12,912	—	—	12,912
Other comprehensive income (loss)	—	—	—	—	—	—	28,919	—	28,919
Preferred stock dividends (1)	—	—	—	—	—	(3,389)	—	—	(3,389)
Share-based compensation expense	—	—	—	—	4,295	—	—	—	4,295
Issuance of common stock under share-based compensation arrangements	—	—	236,831	237	(9,456)	—	—	—	(9,219)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, March 31, 2025	5,700,000	$137,794	31,479,132	$35,995	$570,172	$1,335,534	$(67,641)	$(147,294)	$1,864,560

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
Net income	—	—	—	—	—	49,726	—	—	49,726
Other comprehensive income (loss)	—	—	—	—	—	—	4,264	—	4,264
Preferred stock dividends (1)	—	—	—	—	—	(3,800)	—	—	(3,800)
Share-based compensation expense	—	—	—	—	3,976	—	—	—	3,976
Issuance of common stock under share-based compensation arrangements	—	—	81,025	81	(1,024)	—	—	—	(943)
Balance, March 31, 2024	5,700,000	$137,794	31,521,931	$35,540	$567,490	$1,205,508	$(132,305)	$(122,410)	$1,691,617
(1)Dividends per share of $0.616789 and $0.592902 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2025. Dividends per share of $0.681630 and $0.657743 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2024.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$12,912	$49,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	28,297	17,070
Depreciation and amortization	15,639	8,246
Share-based compensation expense	4,246	3,890
Deferred taxes	(24,941)	(276)
Net amortization (accretion) of investment securities premiums and discounts	(725)	(2,286)
Unrealized (gain) loss on investment securities	(160)	45
Impairment loss on investment securities	51,319	—
Net (gain) loss on sale of investment securities	—	30
Unrealized (gain) loss on derivatives	(712)	(661)
Fair value adjustment on loans held for sale	667	—
Net (gain) loss on sale of loans and leases	(2)	(68)
Origination and purchases of loans held for sale	(299,808)	(340,536)
Proceeds from the sales and repayments of loans held for sale	326,356	322,413
Amortization (accretion) of loan net deferred fees, discounts and premiums	(4,365)	(7,367)
Earnings on investment in bank-owned life insurance	(4,660)	(3,261)
(Increase) decrease in accrued interest receivable and other assets	(10,470)	(10,576)
Increase (decrease) in accrued interest payable and other liabilities	528	(55,207)
Net Cash Provided By (Used In) Operating Activities	94,121	(18,818)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	99,521	113,323
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	69,058	72,327
Proceeds from sales of investment securities available for sale	—	21,970
Purchases of investment securities available for sale	(156,689)	(328,905)
Purchases of investment securities held to maturity	(14,022)	—
Origination of mortgage finance loans	(5,329,199)	(4,936,887)
Proceeds from repayments of mortgage finance loans	5,287,252	4,880,422
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(337,435)	16,634
Proceeds from sales of loans and leases	1,081	—
Purchases of loans	(106,020)	(7,403)
Purchases of bank-owned life insurance	(1,462)	—
Proceeds from bank-owned life insurance	5,102	176
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(544)	9,481
Purchases of bank premises and equipment	(686)	(418)
Proceeds from sale of other real estate owned	—	33
Proceeds from sales of leased assets under lessor operating leases	413	94
Purchases of leased assets under lessor operating leases	(16,398)	(4,007)
Net Cash Provided By (Used In) Investing Activities	(500,028)	(163,160)

	(continued)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Financing Activities
Net increase (decrease) in deposits	66,911	41,501
Proceeds from long-term borrowed funds from FHLB and FRB	100,000	—
Repayments of long-term borrowed funds from FHLB and FRB	(100,000)	—
Preferred stock dividends paid	(3,434)	(3,804)
Purchase of treasury stock	(5,641)	—
Payments of employee taxes withheld from share-based awards	(9,815)	(1,426)
Proceeds from issuance of common stock	645	481
Net Cash Provided By (Used In) Financing Activities	48,666	36,752
Net Increase (Decrease) in Cash and Cash Equivalents	(357,241)	(145,226)
Cash and Cash Equivalents – Beginning	3,785,931	3,846,346
Cash and Cash Equivalents – Ending	$3,428,690	$3,701,120

Non-cash Investing and Financing Activities:
Transfer of loans held for sale to held for investment	$135,815	$858
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2024 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2024 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2024 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (the “2024 Form 10-K”). The 2024 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three months ended March 31, 2025.
Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted as well as those that the FASB has issued but are not yet effective.

Accounting Standards Adopted in 2025

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

ASU 2025-02, Liabilities (Topic 450) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 Issued March 2025
• Rescinds interpretive guidance regarding the SEC staff’s views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
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

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented.

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2025	2024
Net income available to common shareholders	$9,523	$45,926

Weighted-average number of common shares outstanding – basic	31,447,623	31,473,424
Share-based compensation plans	1,042,949	1,381,110
Weighted-average number of common shares – diluted	32,490,572	32,854,534

Basic earnings per common share	$0.30	$1.46
Diluted earnings per common share	0.29	1.40
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2025	2024
Anti-dilutive securities:
Share-based compensation awards	22,027	1,680

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024. Amounts in parentheses indicate reductions to AOCI.

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Balance at January 1	$(96,560)	$(136,569)
Unrealized gains (losses) arising during period, before tax	(13,249)	4,480
Income tax effect	3,484	(1,138)
Other comprehensive income (loss) before reclassifications	(9,765)	3,342
Reclassification adjustments for (gains) losses included in net income, before tax	51,319	30
Income tax effect	(13,497)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	37,822	22
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,169	1,206
Income tax effect	(307)	(306)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	862	900
Net current-period other comprehensive income (loss)	28,919	4,264
Balance at March 31	$(67,641)	$(132,305)

(1)    Reclassification amounts for AFS debt securities are reported as net gain (loss) on sale of investment securities or impairment loss on investment securities, and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$169,570	$(353)	$—	$(742)	$168,475
Agency-guaranteed residential mortgage-backed securities	322,646	—	1,349	(1,111)	322,884
Agency-guaranteed residential collateralized mortgage obligations	236,386	—	2,037	(10,080)	228,343
Agency-guaranteed commercial collateralized mortgage obligations	95,734	—	269	(2,256)	93,747
Collateralized loan obligations	187,703	—	66	(290)	187,479
Commercial mortgage-backed securities	76,008	—	—	—	76,008
Corporate notes	518,545	(12,774)	914	(24,324)	482,361
Private label collateralized mortgage obligations	488,626	—	—	(23,486)	465,140
Available for sale debt securities	$2,095,218	$(13,127)	$4,635	$(62,289)	2,024,437
Equity securities (2)					33,118
Total investment securities, at fair value					$2,057,555

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$14,820	$(362)	$—	$(1,222)	$13,236
Agency-guaranteed residential mortgage-backed securities	330,637	—	146	(3,745)	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	—	—	(16,112)	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	—	44	(2,819)	93,075
Collateralized loan obligations	257,500	—	100	(2,193)	255,407
Commercial mortgage-backed securities	78,707	—	—	(999)	77,708
Corporate notes	564,524	(7,135)	347	(41,406)	516,330
Private label collateralized mortgage obligations	502,985	(107)	95	(27,075)	475,898
Available for sale debt securities	$2,087,881	$(7,604)	$732	$(95,571)	1,985,438
Equity securities (2)					34,256
Total investment securities, at fair value					$2,019,694
(1)Accrued interest on AFS debt securities totaled $12.4 million and $15.0 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at March 31, 2025 and December 31, 2024. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition.

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
There was no sale of AFS debt securities for the three months ended March 31, 2025. Proceeds from the sale of AFS debt securities were $22.0 million for the three months ended March 31, 2024. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Gross realized gains	$—	$—
Gross realized losses	—	(30)
Net realized gains (losses) on sale of available for sale debt securities	$—	$(30)
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

	March 31, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20,195	$19,816
Due after one year through five years	422,613	391,589
Due after five years through ten years	68,214	65,011
Due after ten years	7,523	5,945
Asset-backed securities	169,570	168,475
Agency-guaranteed residential mortgage-backed securities	322,646	322,884
Agency-guaranteed residential collateralized mortgage obligations	236,386	228,343
Agency-guaranteed commercial collateralized mortgage obligations	95,734	93,747
Collateralized loan obligations	187,703	187,479
Commercial mortgage-backed securities	76,008	76,008
Private label collateralized mortgage obligations	488,626	465,140
Total available for sale debt securities	$2,095,218	$2,024,437

Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$191,812	$(1,111)	$—	$—	$191,812	$(1,111)
Agency-guaranteed residential collateralized mortgage obligations	—	—	99,860	(10,080)	99,860	(10,080)
Agency-guaranteed commercial collateralized mortgage obligations	59,818	(1,571)	16,881	(685)	76,699	(2,256)
Collateralized loan obligations	—	—	131,203	(290)	131,203	(290)
Corporate notes	68,532	(716)	266,678	(12,087)	335,210	(12,803)
Private label collateralized mortgage obligations	89,058	(261)	385,532	(23,225)	474,590	(23,486)
Total	$409,220	$(3,659)	$900,154	$(46,367)	$1,309,374	$(50,026)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$266,568	$(3,745)	$—	$—	$266,568	$(3,745)
Agency-guaranteed residential collateralized mortgage obligations	126,602	(2,717)	100,144	(13,395)	226,746	(16,112)
Agency-guaranteed commercial collateralized mortgage obligations	85,902	(2,819)	—	—	85,902	(2,819)
Collateralized loan obligations	35,710	(265)	205,639	(1,928)	241,349	(2,193)
Commercial mortgage-backed securities	—	—	77,708	(999)	77,708	(999)
Corporate notes	74,373	(976)	239,509	(16,064)	313,882	(17,040)
Private label collateralized mortgage obligations	29,419	(581)	351,040	(24,552)	380,459	(25,133)
Total	$618,574	$(11,103)	$974,040	$(56,938)	$1,592,614	$(68,041)
At March 31, 2025, there were 24 AFS debt securities with unrealized losses in the less-than-twelve-months category and 37 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 61 securities with unrealized losses, and it is not more likely than not that Customers will be required to sell any of the 61 securities before recovery of the amortized cost basis. At December 31, 2024, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three months ended March 31, 2025 and 2024. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended March 31,
	2025				2024
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$362	$7,135	$107	$7,604	$483	$3,469	$3,952
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	—	502	502
Credit losses on previously impaired securities	66	7,007	—	7,073	—	648	648
Decrease in allowance for credit losses on previously impaired securities	(75)	(146)	—	(221)	(33)	—	(33)
Reduction due to sales and intent to sell	—	(1,222)	(107)	(1,329)	—	—	—
Balance at March 31	$353	$12,774	$—	$13,127	$450	$4,619	$5,069

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At March 31, 2025, there were four corporate notes from two issuers in nonaccrual status. At December 31, 2024, there was one corporate note in nonaccrual status. Customers recorded a reversal of $4.1 million for the corporate notes in accrued interest income for the three months ended March 31, 2025. No accrued interest income was reversed for the three months ended March 31, 2024.
At March 31, 2025 and December 31, 2024, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At March 31, 2025 and December 31, 2024, Customers Bank had pledged AFS investment securities aggregating $1.3 billion in fair value as collateral primarily for immediately available liquidity from the FRB. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$409,904	$—	$409,904	$397	$(1,631)	$408,670
Agency-guaranteed residential mortgage-backed securities	6,833	—	6,833	—	(822)	6,011
Agency-guaranteed commercial mortgage-backed securities	1,750	—	1,750	—	(262)	1,488
Agency-guaranteed residential collateralized mortgage obligations	165,521	—	165,521	—	(16,848)	148,673
Agency-guaranteed commercial collateralized mortgage obligations	171,307	—	171,307	—	(21,702)	149,605
Private label collateralized mortgage obligations	182,846	—	182,846	372	(11,127)	172,091
Total held to maturity debt securities	$938,161	$—	$938,161	$769	$(52,392)	$886,538

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$471,996	$—	$471,996	$1,775	$(401)	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	—	6,880	—	(940)	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	—	1,770	—	(146)	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	—	169,754	—	(21,984)	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	—	158,320	—	(22,689)	135,631
Private label collateralized mortgage obligations	183,217	—	183,217	574	(13,449)	170,342
Total held to maturity debt securities	$991,937	$—	$991,937	$2,349	$(59,609)	$934,677
(1)Accrued interest on HTM debt securities totaled $2.2 million and $2.4 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	March 31, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$409,904	$408,670
Agency-guaranteed residential mortgage-backed securities	6,833	6,011
Agency-guaranteed commercial mortgage-backed securities	1,750	1,488
Agency-guaranteed residential collateralized mortgage obligations	165,521	148,673
Agency-guaranteed commercial collateralized mortgage obligations	171,307	149,605
Private label collateralized mortgage obligations	182,846	172,091
Total held to maturity debt securities	$938,161	$886,538
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at March 31, 2025 and December 31, 2024. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at March 31, 2025 and December 31, 2024. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at March 31, 2025 and December 31, 2024. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.

The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	March 31, 2025
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$409,904	$409,904
Agency-guaranteed residential mortgage-backed securities	—	—	6,833	6,833
Agency-guaranteed commercial mortgage-backed securities	—	—	1,750	1,750
Agency-guaranteed residential collateralized mortgage obligations	—	—	165,521	165,521
Agency-guaranteed commercial collateralized mortgage obligations	—	—	171,307	171,307
Private label collateralized mortgage obligations	82,060	26,323	74,463	182,846
Total held to maturity debt securities	$82,060	$26,323	$829,778	$938,161
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At March 31, 2025 and December 31, 2024, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At March 31, 2025 and December 31, 2024, Customers Bank had pledged HTM investment securities aggregating $403.0 million and $386.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and unused lines of credit with another financial institution. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	March 31, 2025	December 31, 2024
Residential mortgage loans, at fair value	$1,465	$1,836
Personal installment loans, at lower of cost or fair value	36,000	40,903
Other installment loans, at fair value	64	162,055
Total loans held for sale	$37,529	$204,794
Total loans held for sale included NPLs of $0.4 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively.
Refer to NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the three months ended March 31, 2025.

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2025 and December 31, 2024.

(amounts in thousands)	March 31, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$6,070,093	$5,842,420
Other commercial and industrial	1,174,369	1,182,350
Multifamily	2,322,123	2,252,246
Commercial real estate owner occupied	1,139,126	1,100,944
Commercial real estate non-owner occupied	1,438,906	1,359,130
Construction	154,647	147,209
Total commercial loans and leases receivable	12,299,264	11,884,299
Consumer:
Residential real estate	496,772	496,559
Manufactured housing	31,775	33,123
Installment:
Personal	493,276	463,854
Other	234,733	249,799
Total consumer loans receivable	1,256,556	1,243,335
Loans and leases receivable	13,555,820	13,127,634
Loans receivable, mortgage finance, at fair value	1,366,460	1,321,128
Loans receivable, installment, at fair value	138,159	—
Allowance for credit losses on loans and leases	(141,076)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,919,363	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $269.2 million and $262.7 million at March 31, 2025 and December 31, 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.2) million and $(20.8) million at March 31, 2025 and December 31, 2024, respectively.
Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $86.2 million and $88.2 million at March 31, 2025 and December 31, 2024, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2025 and December 31, 2024, there were $33.5 million and $31.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$6,933	$3,999	$18,519	$29,451	$7,196,323	$7,225,774
Multifamily	6,427	—	—	6,427	2,315,696	2,322,123
Commercial real estate owner occupied	118	—	7,792	7,910	1,131,216	1,139,126
Commercial real estate non-owner occupied	16,653	—	62	16,715	1,422,191	1,438,906
Construction	—	—	—	—	154,647	154,647
Residential real estate	9,013	2,616	2,093	13,722	483,050	496,772
Manufactured housing	465	239	1,984	2,688	29,087	31,775
Installment	9,124	2,757	4,659	16,540	711,469	728,009
Total	$48,733	$9,611	$35,109	$93,453	$13,443,679	$13,537,132

	December 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,655	$19,854	$3,606	$27,115	$6,974,904	$7,002,019
Multifamily	—	—	11,834	11,834	2,240,412	2,252,246
Commercial real estate owner occupied	11,395	—	8,071	19,466	1,081,478	1,100,944
Commercial real estate non-owner occupied	—	—	17,007	17,007	1,342,123	1,359,130
Construction	—	—	—	—	147,209	147,209
Residential real estate	9,541	4,560	3,384	17,485	479,074	496,559
Manufactured housing	766	155	2,262	3,183	29,940	33,123
Installment	7,918	5,108	5,613	18,639	695,014	713,653
Total	$33,275	$29,677	$51,777	$114,729	$12,990,154	$13,104,883
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.4 million and $17.1 million as of March 31, 2025 and December 31, 2024, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans.
(4)Includes PCD loans of $122.9 million and $126.4 million at March 31, 2025 and December 31, 2024, respectively.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status.

	March 31, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$18,754	$—	$18,754	$4,041	$—	$4,041
Multifamily	—	—	—	11,834	—	11,834
Commercial real estate owner occupied	7,793	—	7,793	8,090	—	8,090
Commercial real estate non-owner occupied	62	—	62	354	—	354
Residential real estate	7,714	437	8,151	8,274	440	8,714
Manufactured housing	—	1,653	1,653	—	1,852	1,852
Installment	—	4,659	4,659	—	5,613	5,613
Total	$34,323	$6,749	$41,072	$32,593	$7,905	$40,498
Interest income recognized on nonaccrual loans was insignificant for the three months ended March 31, 2025 and 2024. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three months ended March 31, 2025 and 2024.
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
At March 31, 2025 and December 31, 2024, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, installment, at fair value
Customers has a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers has been originating consumer installment loans and holding these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expires in the second quarter of 2025. Accordingly, Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value.
At March 31, 2025, Customers had $2.1 million of consumer installment loans, at fair value, of nonaccrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three months ended March 31, 2025 and 2024 are presented in the tables below.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Charge-offs	(4,507)	(3,834)	(19)	—	—	—	—	(12,403)	(20,763)
Recoveries	1,276	—	3	—	3	—	—	2,337	3,619
Provision (benefit) for credit losses on loans and leases	4,436	4,113	41	653	11	195	(29)	12,025	21,445
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(5,396)	(473)	(22)	—	—	(19)	—	(16,917)	(22,827)
Recoveries	1,724	—	—	—	—	1	—	3,134	4,859
Provision (benefit) for credit losses on loans and leases	3,172	2,437	341	1,461	384	139	(79)	8,098	15,953
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296

(1)    Includes specialized lending.
At March 31, 2025, the ACL on loans and leases was $141.1 million, an increase of $4.3 million from the December 31, 2024 balance of $136.8 million. The increase in ACL for the three months ended March 31, 2025 was primarily attributable to slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment.
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

The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024, disaggregated by class of financing receivable and type of modification granted.

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$731	$766	$—	$—	$1,497	0.02%
Personal installment	2,616	1,440	118	128	4,302	0.87%
Total	$3,347	$2,206	$118	$128	$5,799

	Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$1,980	$—	$—	$1,980	0.03%
Multifamily	—	10,688	—	—	10,688	0.50%
Residential real estate	—	57	—	—	57	0.01%
Personal installment	3,747	198	36	—	3,981	0.50%
Total	$3,747	$12,923	$36	$—	$16,706

As of March 31, 2025, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three months ended March 31, 2025.
The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	11	6	$—	—%	0	3	$—
Multifamily	—	0	0	—	—	0	12	—
Residential real estate	—	0	0	—	—	0	5	—
Personal installment	13.2	5	7	73	—	6	6	100

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended March 31, 2025 and 2024.

	March 31, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$11,179	$11,179
Residential real estate	—	—	—	302	302
Manufactured housing	—	—	17	299	316
Personal installment	188	347	136	5,951	6,622
Total	$188	$347	$153	$17,731	$18,419

	March 31, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$1,980	$—	$—	$15,348	$17,328
Multifamily	—	—	—	10,688	10,688
Residential real estate	57	—	—	46	103
Manufactured housing	—	92	31	620	743
Personal installment	943	626	546	12,131	14,246
Total	$2,980	$718	$577	$38,833	$43,108
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended March 31, 2025 and 2024, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
Credit Quality Indicators
The ACL represents management’s estimate of expected losses in Customers’ loans and leases receivable portfolio, excluding mortgage finance and consumer installment loans reported at fair value pursuant to a fair value option election and PPP loans as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. Commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
To facilitate the monitoring of credit quality within the commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2024 Form 10-K describes Customers Bancorp’s risk rating grades.
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of March 31, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$870,173	$1,568,549	$757,704	$1,095,070	$296,349	$156,307	$2,000,301	$276,874	$7,021,327
Special mention	7,200	19,278	466	18,920	107	—	6,145	8,159	60,275
Substandard	—	1,005	531	36,248	9,663	65,051	28,981	2,693	144,172
Doubtful	—	—	—	—	—	—	—		—
Total commercial and industrial loans and leases	$877,373	$1,588,832	$758,701	$1,150,238	$306,119	$221,358	$2,035,427	$287,726	$7,225,774

Commercial and industrial loans and leases charge-offs:
Three Months Ended March 31, 2025	$—	$—	$103	$4,013	$12	$379	$—	$—	$4,507

Multifamily loans:
Pass	$126,248	$238,962	$803	$1,171,382	$285,480	$393,640	$—	$—	$2,216,515
Special mention	—	—	—	18,572	—	30,800	—	—	49,372
Substandard	—	—	—	—	12,023	44,213	—	—	56,236
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$126,248	$238,962	$803	$1,189,954	$297,503	$468,653	$—	$—	$2,322,123

Multifamily loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$3,834	$—		$3,834

Commercial real estate owner occupied loans:
Pass	$61,337	$394,556	$53,922	$209,748	$194,376	$168,200	$7,604	$97	$1,089,840
Special mention	—	—	—	156	16,362	4,650	—	11,091	32,259
Substandard	—	—	2,944	703	—	13,380	—	—	17,027
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$61,337	$394,556	$56,866	$210,607	$210,738	$186,230	$7,604	$11,188	$1,139,126

Commercial real estate owner occupied loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$19	$—	$—	$19

Commercial real estate non-owner occupied loans:
Pass	$101,960	$163,009	$30,307	$389,600	$95,827	$560,208	$2,000	$—	$1,342,911
Special mention	—	—	12,000	24,855	—	557	—	—	37,412
Substandard	—	—	—	—	—	58,583	—	—	58,583
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$101,960	$163,009	$42,307	$414,455	$95,827	$619,348	$2,000	$—	$1,438,906

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Pass	$—	$22,382	$28,779	$93,649	$—	$—	$—	$—	$144,810
Special mention	—	—	9,837	—	—	—	—	—	9,837
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$—	$22,382	$38,616	$93,649	$—	$—	$—	$—	$154,647

Construction loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$1,166,918	$2,407,741	$897,293	$3,058,903	$910,187	$1,495,589	$2,045,031	$298,914	$12,280,576

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
Three Months Ended March 31, 2025	$—	$—	$103	$4,013	$12	$4,232	$—	$—	$8,360

Residential real estate loans:
Performing	$8,055	$45,794	$20,557	$160,993	$121,810	$83,313	$48,752	$—	$489,274
Non-performing	—	137	268	1,211	1,059	4,536	287	—	7,498
Total residential real estate loans	$8,055	$45,931	$20,825	$162,204	$122,869	$87,849	$49,039	$—	$496,772

Residential real estate loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$30,653	$—	$—	$30,653
Non-performing	—	—	—	—	—	1,122	—	—	1,122
Total manufactured housing loans	$—	$—	$—	$—	$—	$31,775	$—	$—	$31,775

Manufactured housing loans charge-offs:
Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$9,618	$80,834	$229,157	$228,396	$79,363	$49,056	$46,399	$3	$722,826
Non-performing	—	1,138	1,522	1,084	645	583	211	—	5,183
Total installment loans	$9,618	$81,972	$230,679	$229,480	$80,008	$49,639	$46,610	$3	$728,009

Installment loans charge-offs:
Three Months Ended March 31, 2025	$217	$658	$3,299	$4,829	$2,564	$836	$—	$—	$12,403

Total consumer loans	$17,673	$127,903	$251,504	$391,684	$202,877	$169,263	$95,649	$3	$1,256,556

Total consumer loans charge-offs:
Three Months Ended March 31, 2025	$217	$658	$3,299	$4,829	$2,564	$836	$—	$—	$12,403

Loans and leases receivable	$1,184,591	$2,535,644	$1,148,797	$3,450,587	$1,113,064	$1,664,852	$2,140,680	$298,917	$13,537,132

Loans and leases receivable charge-offs:
Three Months Ended March 31, 2025	$217	$658	$3,402	$8,842	$2,576	$5,068	$—	$—	$20,763

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,103,150	$738,456	$1,278,246	$333,068	$107,840	$6,742	$1,907,480	$336,100	$6,811,082
Special mention	16,905	—	6,933	1,522	—	62	8,144	3,630	37,196
Substandard	—	1,631	43,668	11,525	4,178	62,095	27,830	2,814	153,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,120,055	$740,087	$1,328,847	$346,115	$112,018	$68,899	$1,943,454	$342,544	$7,002,019

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2024 (1)	$312	$2,765	$5,833	$4,865	$2,429	$7,531	$—	$—	$23,735

Multifamily loans:
Pass	$235,685	$813	$1,182,371	$288,055	$124,779	$314,967	$—	$—	$2,146,670
Special mention	—	—	14,040	12,093	—	32,316	—	—	58,449
Substandard	—	—	—	—	—	47,127	—	—	47,127
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$235,685	$813	$1,196,411	$300,148	$124,779	$394,410	$—	$—	$2,252,246

Multifamily loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$4,073	$—	$—	$4,073

Commercial real estate owner occupied loans:
Pass	$395,522	$54,356	$211,300	$195,169	$42,078	$118,677	$7,605	$104	$1,024,811
Special mention	—	—	159	16,429	10,000	15,885	—	11,136	53,609
Substandard	—	2,944	703	—	—	18,877	—	—	22,524
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$395,522	$57,300	$212,162	$211,598	$52,078	$153,439	$7,605	$11,240	$1,100,944

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$365	$—	$—	$365

Commercial real estate non-owner occupied loans:
Pass	$163,429	$30,367	$412,352	$96,656	$165,111	$413,336	$2,000	$—	$1,283,251
Special mention	—	12,000	4,277	—	—	431	—	—	16,708
Substandard	—	—	—	—	—	59,171	—	—	59,171
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$163,429	$42,367	$416,629	$96,656	$165,111	$472,938	$2,000	$—	$1,359,130

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$145	$—	$—	$—	$145

Construction loans:
Pass	$16,103	$22,610	$94,957	$—	$—	$4,446	$—	$—	$138,116
Special mention	—	9,093	—	—	—	—	—	—	9,093
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$16,103	$31,703	$94,957	$—	$—	$4,446	$—	$—	$147,209

Construction loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$2,930,794	$872,270	$3,249,006	$954,517	$453,986	$1,094,132	$1,953,059	$353,784	$11,861,548

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$312	$2,765	$5,833	$4,865	$2,574	$11,969	$—	$—	$28,318

Residential real estate loans:
Performing	$45,757	$20,701	$163,473	$123,170	$5,827	$77,989	$50,807	$—	$487,724
Non-performing	138	273	925	1,077	317	5,425	680	—	8,835
Total residential real estate loans	$45,895	$20,974	$164,398	$124,247	$6,144	$83,414	$51,487	$—	$496,559

Residential real estate loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$38	$—	$—	$38

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$31,570	$—	$—	$31,570
Non-performing	—	—	—	—	—	1,553	—	—	1,553
Total manufactured housing loans	$—	$—	$—	$—	$—	$33,123	$—	$—	$33,123

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$86,018	$164,223	$255,777	$98,375	$31,808	$25,733	$46,126	$5	$708,065
Non-performing	238	1,829	1,698	918	260	504	141	—	5,588
Total installment loans	$86,256	$166,052	$257,475	$99,293	$32,068	$26,237	$46,267	$5	$713,653

Installment loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,792	$—	$—	$56,109

Total consumer loans	$132,151	$187,026	$421,873	$223,540	$38,212	$142,774	$97,754	$5	$1,243,335

Total consumer loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,830	$—	$—	$56,147

Loans and leases receivable	$3,062,945	$1,059,296	$3,670,879	$1,178,057	$492,198	$1,236,906	$2,050,813	$353,789	$13,104,883

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$3,109	$11,556	$28,540	$20,076	$5,385	$15,799	$—	$—	$84,465

(1)    Charge-offs for the year ended December 31, 2024 included $5.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Purchases (1)
Other commercial and industrial	$1,079	$7,403
Personal installment (2)	104,941	—
Total	$106,020	$7,403
Sales
Multifamily	$8,000	$—
Personal installment	281	—
Total	$8,281	$—
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.5% and 100.0% of the loans’ unpaid principal balance for the three months ended March 31, 2025 and 2024, respectively.
(2)Installment loan purchases for the three months ended March 31, 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $8.2 billion and $8.0 billion at March 31, 2025 and December 31, 2024, respectively.
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
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2025	December 31, 2024
ASSETS
Operating lease ROU assets	Other assets	$33,755	$35,322
LIABILITIES
Operating lease liabilities	Other liabilities	$36,877	$37,882
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2025	2024
Operating lease cost (1)	Occupancy expenses	$1,949	$1,185
(1) There were no variable lease costs for the three months ended March 31, 2025 and 2024, and sublease income for operating leases was immaterial.

Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2025:

(amounts in thousands)	March 31, 2025
2025	$4,414
2026	6,647
2027	6,161
2028	5,546
2029	4,802
Thereafter	17,171
Total minimum payments	44,741
Less: interest	7,864
Present value of lease liabilities	$36,877
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	8.1 years	8.2 years

Weighted average discount rate
Operating leases	4.13%	4.22%
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
Customers’ commercial equipment financing group executed leases of commercial clean vehicles that qualified for investment tax credits. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three months ended March 31, 2025 and 2024.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $14.6 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively.

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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2025 and December 31, 2024:

(amounts in thousands)	Classification	March 31, 2025	December 31, 2024
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$257,347	$251,507
Guaranteed residual assets	Loans and leases receivable	25,979	24,045
Unguaranteed residual assets	Loans and leases receivable	11,217	10,463
Deferred initial direct costs	Loans and leases receivable	1,415	1,352
Unearned income	Loans and leases receivable	(26,711)	(24,673)
Net investment in direct financing and sales-type leases		$269,247	$262,694

Operating leases
Investment in operating leases	Other assets	$321,183	$308,993
Accumulated depreciation	Other assets	(98,769)	(95,053)
Deferred initial direct costs	Other assets	1,083	978
Net investment in operating leases		223,497	214,918
Total lease assets		$492,744	$477,612
Maturities of operating and direct financing and sales-type lease receivables were as follows at March 31, 2025:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2025	$38,255	$56,794
2026	52,784	64,124
2027	40,258	55,477
2028	63,825	36,780
2029	26,839	24,778
Thereafter	34,790	19,394
Total minimum payments	$256,751	257,347
Less: interest		26,711
Present value of lease receivables		$230,636

NOTE 9 – DEPOSITS
The components of deposits at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
(amounts in thousands)
Demand, non-interest bearing	$5,552,605	$5,608,288
Demand, interest bearing	5,137,961	5,553,698
Savings, including money market deposit accounts	5,385,312	4,976,270
Time	2,857,047	2,708,205
Total deposits	$18,932,925	$18,846,461
The scheduled maturities for time deposits at March 31, 2025 were as follows:

(amounts in thousands)	March 31, 2025
2025	$686,247
2026	724,239
2027	398,495
2028	529,527
2029	394,689
Thereafter	123,850
Total time deposits	$2,857,047
Time deposits greater than the FDIC limit of $250,000 totaled $764.4 million and $803.1 million at March 31, 2025 and December 31, 2024, respectively.
Demand deposit overdrafts reclassified as loans were $0.9 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, the Bank had $1.5 billion in deposits, to which it had pledged $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.49%	$100,000	4.61%
Total short-term debt	$100,000		$100,000
The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	March 31, 2025 (1)	December 31, 2024 (2)
FHLB advances
Maximum outstanding at any month end	$100,000	$150,000
Average balance during the period	45,556	8,880
Weighted-average interest rate during the period	4.64%	5.71%
(1)    For the three months ended March 31, 2025.
(2)    For the year ended December 31, 2024.
At March 31, 2025 and December 31, 2024, Customers Bank had aggregate availability under federal funds lines totaling $1.7 billion.

Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,033,456	(2)	4.14%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,033,456				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $850.0 million with maturities ranging from September 2025 to March 2028, and variable rate long-term advances from FHLB of $180.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at March 31, 2025.
(2)    Includes $3.5 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2025 and December 31, 2024, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
Maturities of long-term FHLB advances were as follows at March 31, 2025:

	March 31, 2025
(dollars in thousands)	Amount (1)	Rate (2)
2025	$100,000	4.42%
2026	250,000	4.42%
2027	500,000	3.81%
2028	180,000	4.54%
2029	—	—%
Thereafter	—	—%
Total long-term FHLB advances	$1,030,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $180.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	March 31, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,908,969	$3,562,171
Total maximum borrowing capacity with the FRB	3,986,593	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,835,910	9,722,736
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	March 31, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,103	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,103	$99,068

Customers Bancorp	Subordinated (2)(3)	$72,993	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,586	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,579	$182,509

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
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the three months ended March 31, 2025.
Preferred Stock
As of March 31, 2025 and December 31, 2024, Customers Bancorp has two series of preferred stock outstanding. The table below summarizes Customers’ issuances of preferred stock that remain outstanding at March 31, 2025 and December 31, 2024 and the dividends paid per share.

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month SOFR (1) Plus:	Dividend Paid Per Share in 2025 (2)
Fixed-to-floating rate:	Issue Date	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Series E	April 28, 2016	2,300,000	2,300,000	$55,593	$55,593	6.45%	June 15, 2021	5.140%	$0.62
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$0.59
Totals		5,700,000	5,700,000	$137,794	$137,794
(1)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
(2)    For the three months ended March 31, 2025.
NOTE 12 — SHARE BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At March 31, 2025 and December 31, 2024, the aggregate number of shares of common stock available for grant under the 2019 Plan was 567,093 and 841,513 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the three months ended March 31, 2025 and 2024 was $3.9 million and $3.5 million, respectively. At March 31, 2025, there was $31.1 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2029.

Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions under a long-term incentive compensation plan. There were 278,815 and 204,275 restricted stock units granted under the 2019 Plan during the three months ended March 31, 2025 and 2024, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting.
The table below presents the status of the restricted stock units at March 31, 2025 and 2024, and changes during the three months ended March 31, 2025 and 2024 :

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2024	1,110,122	$32.61
Granted	278,815	50.68
Vested	(403,777)	28.75
Forfeited	(4,239)	39.30
Outstanding and unvested at March 31, 2025	980,921	39.18

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2023	1,159,782	$26.78
Granted	204,275	49.82
Vested	(84,638)	37.07
Forfeited	(5,824)	25.43
Outstanding and unvested at March 31, 2024	1,273,595	29.69
NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
As of March 31, 2025 and December 31, 2024, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	March 31, 2025	December 31, 2024
Commitments to fund loans and leases	$145,252	$165,881
Unfunded commitments to fund mortgage finance loans	1,581,033	1,562,593
Unfunded commitments under lines of credit and credit cards	3,812,979	3,825,727
Letters of credit	34,114	31,832
Other unused and unfunded commitments	25,810	28,904
Allowance For Credit Losses on Lending- Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a provision for credit losses of $1.2 million during the three months ended March 31, 2025 resulting in an ACL of $6.1 million as of March 31, 2025. Customers recognized a provision for credit losses of $0.4 million during the three months ended March 31, 2024 resulting in an ACL of $3.3 million as of March 31, 2024. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.

NOTE 14 — REGULATORY CAPITAL
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2025 and December 31, 2024, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,787,928	11.718%	$686,596	4.500%	N/A	N/A	$1,068,039	7.000%
Customers Bank	$1,890,194	12.403%	$685,793	4.500%	$990,590	6.500%	$1,066,789	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,925,721	12.621%	$915,462	6.000%	N/A	N/A	$1,296,904	8.500%
Customers Bank	$1,890,194	12.403%	$914,391	6.000%	$1,219,188	8.000%	$1,295,387	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,229,628	14.613%	$1,220,616	8.000%	N/A	N/A	$1,602,058	10.500%
Customers Bank	$2,121,108	13.918%	$1,219,188	8.000%	$1,523,985	10.000%	$1,600,184	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,925,721	8.582%	$897,534	4.000%	N/A	N/A	$897,534	4.000%
Customers Bank	$1,890,194	8.430%	$896,849	4.000%	$1,121,061	5.000%	$896,849	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
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
NOTE 15 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of March 31, 2025 and December 31, 2024:
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
Loans held for sale and Loans receivable - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreement with fintech companies, and generally held for up to 90 days prior to sale. During the three months ended March 31, 2025, Customers transferred medical installment loans from held for sale to held for investment in connection with a lending arrangement with a fintech company expiring in the second quarter of 2025. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at March 31, 2025 and December 31, 2024 were as follows:

			Fair Value Measurements at March 31, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,428,690	$3,428,690	$3,428,690	$—	$—
Debt securities, available for sale	2,024,437	2,024,437	—	1,855,962	168,475
Debt securities, held to maturity	938,161	886,538	—	477,868	408,670
Loans held for sale	37,529	37,529	—	1,465	36,064
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,919,363	14,745,924	—	1,366,460	13,379,464
FHLB, Federal Reserve Bank, and other restricted stock	96,758	96,758	—	96,758	—
Derivatives	14,146	14,146	—	14,047	99
Liabilities:
Deposits	$18,932,925	$18,939,936	$16,075,878	$2,864,058	$—
FHLB advances	1,133,456	1,122,779	—	1,122,779	—
Other borrowings	99,103	82,500	—	82,500	—
Subordinated debt	182,579	168,275	—	168,275	—
Derivatives	20,185	20,185	—	20,185	—

			Fair Value Measurements at December 31, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,785,931	$3,785,931	$3,785,931	$—	$—
Debt securities, available for sale	1,985,438	1,985,438	—	1,972,202	13,236
Debt securities, held to maturity	991,937	934,677	—	461,307	473,370
Loans held for sale	204,794	204,794	—	1,836	202,958
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	14,104,884	—	1,321,128	12,783,756
FHLB, Federal Reserve Bank, and other restricted stock	96,214	96,214	—	96,214	—
Derivatives	15,263	15,263	—	15,223	40
Liabilities:
Deposits	$18,846,461	$18,842,810	$16,138,256	$2,704,554	$—
FHLB advances	1,128,352	1,103,324	—	1,103,324	—
Other borrowings	99,068	88,000	—	88,000	—
Subordinated debt	182,509	167,601	—	167,601	—
Derivatives	22,570	22,570	—	22,570	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$168,475	$168,475
Agency-guaranteed residential mortgage-backed securities	—	322,884	—	322,884
Agency-guaranteed residential collateralized mortgage obligations	—	228,343	—	228,343
Agency-guaranteed commercial collateralized mortgage obligations	—	93,747	—	93,747
Collateralized loan obligations	—	187,479	—	187,479
Commercial mortgage-backed securities	—	76,008	—	76,008
Corporate notes	—	482,361	—	482,361
Private label collateralized mortgage obligations	—	465,140	—	465,140
Derivatives	—	14,047	99	14,146
Loans held for sale – fair value option	—	1,465	64	1,529
Loans receivable, mortgage finance – fair value option	—	1,366,460	—	1,366,460
Loans receivable, installment – fair value option	—	—	138,159	138,159
Total assets – recurring fair value measurements	$—	$3,237,934	$306,797	$3,544,731
Liabilities
Derivatives	$—	$20,185	$—	$20,185
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$21,119	$21,119
Total assets – nonrecurring fair value measurements	$—	$—	$21,119	$21,119

	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$13,236	$13,236
Agency-guaranteed residential mortgage–backed securities	—	327,038	—	327,038
Agency-guaranteed residential collateralized mortgage obligations	—	226,746	—	226,746
Agency-guaranteed commercial collateralized mortgage obligations	—	93,075	—	93,075
Collateralized loan obligations	—	255,407	—	255,407
Commercial mortgage-backed securities	—	77,708	—	77,708
Corporate notes	—	516,330	—	516,330
Private label collateralized mortgage obligations	—	475,898	—	475,898
Derivatives	—	15,223	40	15,263
Loans held for sale – fair value option	—	1,836	162,055	163,891
Loans receivable, mortgage finance – fair value option	—	1,321,128	—	1,321,128
Total assets – recurring fair value measurements	$—	$3,310,389	$175,331	$3,485,720
Liabilities
Derivatives	$—	$22,570	$—	$22,570
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,048	$18,048
Total assets – nonrecurring fair value measurements	$—	$—	$18,048	$18,048

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 are summarized in the table below.

	Asset-backed securities
(amounts in thousands)	Three Months Ended March 31,
	2025	2024
Balance at January 1	$13,236	$34,949
Purchases	157,827	—
Principal payments and premium amortization	(3,077)	(7,114)
Increase in allowance for credit losses	(66)	—
Decrease in allowance for credit losses	75	33
Change in fair value recognized in OCI	480	395
Balance at March 31	$168,475	$28,263

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three months ended March 31, 2025 and 2024 are summarized in the table below.

	Other Installment Loans
(amounts in thousands)	Three Months Ended March 31,
	2025	2024
Balance at January 1	$162,055	$188,062
Originations	194,333	235,431
Sales	(175,564)	(158,215)
Principal payments	(42,600)	(46,263)
Change in fair value recognized in earnings	—	—
Balance at March 31	$138,224	$219,015

There were no transfers between levels during the three months ended March 31, 2025 and 2024.

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2025 and December 31, 2024 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2025
Asset-backed securities	$168,475	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 8% - 13% (9%) 17% - 19% (19%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2024
Asset-backed securities	$13,236	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 5% - 10% (7%) 19% - 20% (19%)

NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
At March 31, 2025, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.6 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the three months ended March 31, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. At December 31, 2024, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.
As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges.

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
AFS debt securities	$—	$10,000	$—	$—
Deposits	$1,815,082	$1,794,923	$13,511	$(6,042)
FHLB advances	1,200,000	1,200,000	3,456	(1,648)
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan) and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps and interest rate caps are simultaneously offset by interest rate swaps and interest rate caps that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps and interest rate caps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and caps and the offsetting third-party market swaps and caps are recognized directly in earnings. At March 31, 2025, Customers had 126 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregated notional amount of $149.5 million related to this program. At December 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $150.0 million related to this program.

Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$14,047	Other liabilities	$20,114

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$15,223	Other liabilities	$22,567
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2025 and 2024.

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2025	2024
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(1,968)	$8,173
Recognized on hedged AFS debt securities	Net interest income	—	(177)
Recognized on hedged deposits	Net interest income	1,173	—
Recognized on hedged FHLB advances	Net interest income	894	(7,996)
Total		$99	$—
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	Other non-interest income	$779	$672

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2025, the fair value of derivatives in a net asset position related to these agreements was $6.9 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $9.5 million of cash as collateral at March 31, 2025. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
March 31, 2025
Interest rate derivative assets with institutional counterparties	$10,586	$(3,722)	$(6,864)	$—

Interest rate derivative liabilities with institutional counterparties	$3,722	$(3,722)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2024
Interest rate derivative assets with institutional counterparties	$14,782	$(577)	$(14,205)	$—

Interest rate derivative liabilities with institutional counterparties	$577	$(577)	$—	$—
NOTE 17 — LOSS CONTINGENCIES
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
NOTE 18 — BUSINESS SEGMENTS
Customers has one reportable segment. Customers derives its revenues from customers by providing loans and deposit products in the United States, and manages the business on a consolidated basis. Customers’ accounting policies of the reportable segment are the same as those described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to the audited consolidated financial statements in the 2024 Form 10-K.

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
The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three months ended March 31, 2025 and 2024:

Segment profit or loss
	Three Months Ended March 31,
	2025	2024
Total interest income	$314,909	$331,777
Total interest expense	147,463	171,392
Net interest income	167,446	160,385
Provision for credit losses	28,297	17,070
Net interest income after provision for credit losses	139,149	143,315
Total non-interest income (loss) (1)	(24,490)	21,231
Non-interest expense:
Salaries and employee benefits	42,674	36,025
Technology, communication and bank operations	11,312	21,904
Commercial lease depreciation	8,463	7,970
Professional services	11,857	6,353
Loan servicing	4,630	4,031
Occupancy (2)	3,412	2,347
FDIC assessments, non-income taxes and regulatory fees	11,750	13,469
Advertising and promotion	528	682
Other (3)	8,145	6,388
Total non-interest expense	102,771	99,169
Income before income tax expense	11,888	65,377
Income tax expense	(1,024)	15,651
Segment net income	12,912	49,726
Preferred stock dividends	3,389	3,800
Segment net income available to common shareholders	$9,523	$45,926

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income available to common shareholders	$9,523	$45,926

Basic earnings per common share	$0.30	$1.46
Diluted earnings per common share	0.29	1.40
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $0.7 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of March 31, 2025 and December 31, 2024:

Segment assets

(amounts in thousands)	March 31, 2025	December 31, 2024
Total assets	$22,423,044	$22,308,241
Adjustments and reconciling items	—	—
Consolidated total assets	$22,423,044	$22,308,241

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: a continuation of the recent turmoil in the banking industry, responsive measures taken by us and regulatory authorities to mitigate and manage related risks, regulatory actions taken that address related issues and the costs and obligations associated therewith, such as the FDIC special assessments; the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to our reputation; effects of competition on deposit rates and growth, loan rates and growth and net interest margin; failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks; public health crises and pandemics and their effects on the economic and business environments in which we operate; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the war between Russia and Ukraine and ongoing conflict in the Middle East, which could impact the economic conditions in the United States; the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; the effects of changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs on its trading partners; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2024, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three months ended March 31, 2025. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2024 Form 10-K.
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

There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2024 Form 10-K, as well as several tables describing its ACL in “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.
Impact of Macroeconomic and Banking Industry Uncertainties and Military Conflicts
Inflation remains slightly elevated in 2025. The Federal Reserve raised interest rates significantly throughout 2022 and into 2023 in attempts to bring the inflation to its long run target rate of two percent. The Federal Reserve has stated that inflation is moving sustainably toward two percent, and that the risks to achieving its employment and inflation goals are roughly in balance. In light of the progress on inflation and the balance of risks, the Federal Reserve began lowering the federal funds rate in late 2024. Most recently, the Federal Reserve has maintained the federal funds rate, and stated that they would assess incoming data, the evolving outlook and the balance of risks in further lowering the federal funds rate. Significant uncertainties exist as to the extent and timing of future rate cuts and their effects on the economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation and sustained higher interest rate environment, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As the interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers’ exposure to higher risk commercial real estate such as the office sector is minimal, representing approximately 1% of the loan portfolio as of March 31, 2025. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $5.2 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.4 billion as of March 31, 2025. The Bank’s estimated FDIC insured deposits represented approximately 61% of our deposits (inclusive of accrued interest) as of March 31, 2025. When including collateralized and affiliate deposits as FDIC insured, this number increased to 70% of our deposits as of March 31, 2025. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2025 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers’ significant accounting policies are described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers’ audited consolidated financial statements included in its 2024 Form 10-K. Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers’ assets.
The critical accounting policy that is both important to the portrayal of Customers’ financial condition and results of operations and requires complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers’ Audit Committee of the Board of Directors.

Allowance for Credit Losses
Customers’ ACL at March 31, 2025 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of March 31, 2025 as compared to December 31, 2024 resulted primarily from slight deterioration in macroeconomic forecasts and higher loan balances held for investment. The provision for credit losses on loans and leases was $21.4 million for the three months ended March 31, 2025, for an ending ACL balance of $147.2 million ($141.1 million for loans and leases and $6.1 million for unfunded lending-related commitments) as of March 31, 2025.
To determine the ACL as of March 31, 2025, Customers utilized Moody’s March 2025 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at March 2025 assumed slight deterioration in macroeconomic forecasts from the fourth quarter 2024 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board lowering interest rates twice in 2025 and gradually reducing the policy rate to its neutral level by late 2026, as uncertainty of economic policies weighs on near-term growth including inflationary pressures from the new administration’s tariff increases, immigrant deportations, federal government payroll and funding cuts, and corporate and individual tax cuts; failures of several banks in the first half of 2023 are not symptomatic of a serious broader problem in the financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or undermine economic growth; a cessation of the military conflict between Russia and Ukraine looks increasingly likely but the impact on energy, agriculture and other commodity markets will be modest; the war in Israel not spreading to other parts of the Middle East and mitigating any disruption to global energy markets and global shipping; the CPI rising 3.1% in 2025 and 2.8% in 2026; and the unemployment rate rising to 4.1% in 2025 and 4.3% in 2026. Customers continues to monitor the impact of the U.S. banking system weaknesses, the military conflicts between Russia and Ukraine and in the Middle East, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

As of December 31, 2024, the ACL ending balance was $141.7 million ($136.8 million for loans and leases and $4.9 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2024, Customers utilized the Moody’s December 2024 Baseline forecast to generate its modelled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modelled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2024 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2023; the Federal Reserve Board lowering interest rates twice in 2025 and gradually reducing the policy rate to its neutral level by late 2026, as slower progress in reducing inflation and additional inflationary pressures from the new administration’s fiscal, tariff and immigration plans suggest a slower pace of normalization than previously expected; failures of several regional banks in the first half of 2023 and recent issues around other banks are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its impact on energy, agriculture and other commodity markets and the global economy has largely faded; the war in Israel not spreading to other parts of the Middle East and disrupting global energy markets and global shipping; the CPI rising 2.3% in 2025 and 2.8% in 2026; and the unemployment rate rising to 4.1% in 2025 and 2026.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the impact of the new administration’s tariffs and deportations on the economy being significantly worse than expected causing inflation to accelerate; elevated interest rates weakening credit-sensitive spending more than anticipated, and rising inflation causing the Federal Reserve Board to raise the fed fund rate; military conflict between Russia and Ukraine persisting longer than expected; the ceasefire in Israel collapsing; the combination of tariffs, rising inflation, deportations, political tensions, elevated interest rates and reduced credit availability causing the economy to fall into recession in the second quarter of 2025; and unemployment beginning to increase significantly in the second quarter of 2025 and peaking in the second quarter of 2026. Under this scenario, as an example, the unemployment rate is estimated at 6.2% and 8.2% in 2025 and 2026, respectively. These numbers represent a 2.1% and 3.9% higher unemployment estimate than the Baseline scenario projection of 4.1% and 4.3% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modelled results. This would result in an incremental quantitative impact to the ACL of approximately $80 million at March 31, 2025. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income	$167,446	$160,385	$7,061	4.4%
Provision for credit losses	28,297	17,070	11,227	65.8%
Total non-interest income (loss)	(24,490)	21,231	(45,721)	(215.4)%
Total non-interest expense	102,771	99,169	3,602	3.6%
Income before income tax expense (benefit)	11,888	65,377	(53,489)	(81.8)%
Income tax expense (benefit)	(1,024)	15,651	(16,675)	(106.5)%
Net income	12,912	49,726	(36,814)	(74.0)%
Preferred stock dividends	3,389	3,800	(411)	(10.8)%
Net income available to common shareholders	$9,523	$45,926	$(36,403)	(79.3)%
Customers reported net income available to common shareholders of $9.5 million for the three months ended March 31, 2025, compared to net income available to common shareholders of $45.9 million for the three months ended March 31, 2024. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were as follows:
Net interest income
Net interest income increased $7.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower interest expense on deposits, partially offset by a decrease in interest income from interest-bearing deposits and investment securities. Average interest-earning assets increased by $776.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in interest-earning assets was primarily driven by an increase in specialized lending. NIM increased by 3 basis points to 3.13% for the three months ended March 31, 2025 from 3.10% for the three months ended March 31, 2024. The NIM increase was primarily attributable to a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 53 basis point decrease in the cost of interest-bearing liabilities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.96% and 3.55% for the three months ended March 31, 2025 and 2024, respectively.
Provision for credit losses
The $11.2 million increase in the provision for credit losses included $5.5 million increase in provision for credit losses on loans and leases for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which primarily reflects a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.04% of total loans and leases receivable at March 31, 2025, compared to 1.12% of total loans and leases receivable at March 31, 2024. Net charge-offs for the three months ended March 31, 2025 were $17.1 million, or 48 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.0 million, or 55 basis points on an annualized basis, for the three months ended March 31, 2024. The decrease in net charge-offs for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to lower charge-offs for consumer installment loans, partially offset by higher charge-offs for multifamily loans.
The provision for credit losses for the three months ended March 31, 2025 and 2024 also included a provision for credit losses of $6.9 million and $1.1 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

Non-interest income (loss)
The $45.7 million decrease in non-interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from $51.3 million of impairment loss on investment securities that the Bank decided to sell as of March 31, 2025, in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin, partially offset by increases of $2.0 million in loan fees, $1.4 million in bank-owned life insurance income, $1.3 million in other non-interest income and $1.0 million in commercial lease income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Non-interest expense
The $3.6 million increase in non-interest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from increases of $6.6 million in salaries and employee benefits, $5.5 million in professional services, $1.8 million in other non-interest expense and $1.1 million in occupancy. These increases were offset in part by decreases of $10.6 million in technology, communication and bank operations and $1.7 million in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Included in the $1.7 million decrease in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was $4.2 million in FDIC premiums related to periods prior to 2024 that were recorded in the three months ended March 31, 2024.
Included in the $10.6 million decrease in technology, communication and bank operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was $7.1 million of deposit servicing fees related to periods prior to 2024 that were recorded in the three months ended March 31, 2024.
Income tax expense (benefit)
Customers’ effective tax rate was (8.6)% for the three months ended March 31, 2025 compared to 23.9% for the three months ended March 31, 2024. The decrease in the effective tax rate primarily resulted from lower pre-tax income and an increase in discrete tax benefits from share-based compensation for 2025.
Preferred stock dividends
Preferred stock dividends were $3.4 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2025 and 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2025 and 2024. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,857,617	$42,914	4.51%	$3,865,028	$52,817	5.50%	$(9,798)	$(105)	$(9,903)
Investment securities (1)	3,100,429	34,339	4.49%	3,771,097	46,802	4.99%	(4,491)	(7,972)	(12,463)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	6,474,034	120,951	7.58%	5,268,345	115,590	8.82%	(17,916)	23,277	5,361
Other commercial and industrial loans (2)	1,542,846	23,933	6.29%	1,654,665	26,714	6.49%	(871)	(1,910)	(2,781)
Mortgage finance loans	1,252,602	14,752	4.78%	1,033,177	12,830	4.99%	(575)	2,497	1,922
Multifamily loans	2,273,893	23,664	4.22%	2,121,650	21,255	4.03%	955	1,454	2,409
Non-owner occupied commercial real estate loans	1,550,372	21,564	5.64%	1,348,468	20,179	6.02%	(1,366)	2,751	1,385
Residential mortgages	530,613	6,228	4.76%	522,528	5,708	4.39%	439	81	520
Installment loans	938,193	24,677	10.67%	1,179,721	27,771	9.47%	3,130	(6,224)	(3,094)
Total loans and leases (3)	14,562,553	235,769	6.57%	13,128,554	230,047	7.05%	(16,946)	22,668	5,722
Other interest-earning assets	127,793	1,887	5.99%	107,525	2,111	7.90%	(569)	345	(224)
Total interest-earning assets	21,648,392	314,909	5.89%	20,872,204	331,777	6.39%	(28,014)	11,146	(16,868)
Non-interest-earning assets	666,571			463,025
Total assets	$22,314,963			$21,335,229
Liabilities
Interest checking accounts	$5,358,206	49,903	3.78%	$5,538,846	61,531	4.47%	(9,600)	(2,028)	(11,628)
Money market deposit accounts	3,882,855	37,767	3.94%	3,233,103	36,811	4.58%	(5,627)	6,583	956
Other savings accounts	1,151,439	10,691	3.77%	1,753,118	21,399	4.91%	(4,321)	(6,387)	(10,708)
Certificates of deposit	2,749,720	32,947	4.86%	2,750,788	33,984	4.97%	(1,019)	(18)	(1,037)
Total interest-bearing deposits (4)	13,142,220	131,308	4.05%	13,275,855	153,725	4.66%	(20,816)	(1,601)	(22,417)
Borrowings	1,346,941	16,155	4.86%	1,506,707	17,667	4.72%	482	(1,994)	(1,512)
Total interest-bearing liabilities	14,489,161	147,463	4.13%	14,782,562	171,392	4.66%	(20,374)	(3,555)	(23,929)
Non-interest-bearing deposits (4)	5,710,644			4,620,986
Total deposits and borrowings	20,199,805		2.96%	19,403,548		3.55%
Other non-interest-bearing liabilities	246,455			264,677
Total liabilities	20,446,260			19,668,225
Shareholders’ equity	1,868,703			1,667,004
Total liabilities and shareholders’ equity	$22,314,963			$21,335,229
Net interest income		167,446			160,385		$(7,640)	$14,701	$7,061
Tax-equivalent adjustment		363			394
Net interest earnings		$167,809			$160,779
Interest spread			2.93%			2.84%
Net interest margin			3.13%			3.09%
Net interest margin tax equivalent (5)			3.13%			3.10%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.82% and 3.45% for the three months ended March 31, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended March 31, 2025 and 2024, presented to approximate interest income as a taxable asset.
Net interest income increased $7.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower interest expense on deposits, partially offset by a decrease in interest income from interest-bearing deposits and investment securities. Average interest-earning assets increased by $776.2 million, primarily related to an increase in specialized lending.

The NIM increased by 3 basis points to 3.13% for the three months ended March 31, 2025 from 3.10% for the three months ended March 31, 2024 resulting primarily from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 53 basis point decrease in the cost of interest-bearing liabilities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.96% and 3.55% for the three months ended March 31, 2025 and 2024, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended March 31, 2025, which resulted primarily from slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Customers recorded a provision for credit losses of $21.4 million for loans and leases and $1.2 million for lending-related commitments, respectively, for the three months ended March 31, 2025. Customers recorded a provision for credit losses of $16.0 million for loans and leases and $0.4 million for lending-related commitments, respectively, for the three months ended March 31, 2024. Net charge-offs for the three months ended March 31, 2025 were $17.1 million, or 48 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.0 million, or 55 basis points of average loans and leases on an annualized basis, for the three months ended March 31, 2024. The decrease in net charge-offs for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to lower charge-offs for consumer installment loans, partially offset by higher charge-offs for multifamily loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended March 31, 2025 and 2024 also included a provision for credit losses of $6.9 million and $1.1 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
NON-INTEREST INCOME (LOSS)
The table below presents the components of non-interest income (loss) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Commercial lease income	$10,668	$9,683	$985	10.2%
Loan fees	7,235	5,280	1,955	37.0%
Bank-owned life insurance	4,660	3,261	1,399	42.9%
Mortgage finance transactional fees	933	946	(13)	(1.4)%
Net gain (loss) on sale of loans and leases	2	10	(8)	(80.0)%
Net gain (loss) on sale of investment securities	—	(30)	30	(100.0)%
Impairment loss on investment securities	(51,319)	—	(51,319)	NM
Other	3,331	2,081	1,250	60.1%
Total non-interest income (loss)	$(24,490)	$21,231	$(45,721)	(215.4)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $1.0 million increase in commercial lease income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $2.0 million increase in loan fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from increases in fees earned on unused lines of credit and servicing fees on consumer installment loans.

Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.4 million increase in bank-owned life insurance income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from increases in death benefits received from insurance carriers and cash surrender value of the policies.
Impairment loss on investment securities
The $51.3 million increase in impairment loss on investment securities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell as of March 31, 2025, in order to further improve structural liquidity, reduce asset sensitivity and benefit margin. The Bank began to sell these securities in Q2 2025. The actual amounts to be realized from the sales may differ from the fair values of these AFS debt securities at March 31, 2025.
Other non-interest income
The $1.3 million increase in other non-interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from an increase in deposit account fees, partially offset by a decrease in SERP income.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Salaries and employee benefits	$42,674	$36,025	$6,649	18.5%
Technology, communication and bank operations	11,312	21,904	(10,592)	(48.4)%
Commercial lease depreciation	8,463	7,970	493	6.2%
Professional services	11,857	6,353	5,504	86.6%
Loan servicing	4,630	4,031	599	14.9%
Occupancy	3,412	2,347	1,065	45.4%
FDIC assessments, non-income taxes and regulatory fees	11,750	13,469	(1,719)	(12.8)%
Advertising and promotion	528	682	(154)	(22.6)%
Other	8,145	6,388	1,757	27.5%
Total non-interest expense	$102,771	$99,169	$3,602	3.6%
Salaries and employee benefits
The $6.6 million increase in salaries and employee benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from an increase in average full-time equivalent team members, including the addition of new banking teams in April 2024, and annual merit increases.
Technology, communication and bank operations
The $10.6 million decrease in technology, communication and bank operations expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and $1.9 million in fees for software as a service.
Customers incurred expenses of $2.1 million and $10.7 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the three months ended March 31, 2025 and 2024, respectively. The deposit servicing fees of $10.7 million incurred to BM Technologies for the three months ended March 31, 2024 included $7.1 million for periods prior to 2024. On April 1, 2025, Customers transferred approximately $166.7 million of deposits serviced by BM Technologies under a white label relationship to a new sponsor bank.

Professional services
The $5.5 million increase in professional services for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from increases in consulting fees including to enhance the Bank’s risk management infrastructure.
Occupancy
The $1.1 million increase in occupancy for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from higher lease expense and depreciation and amortization associated with the Bank’s expansion.
FDIC assessments, non-income taxes and regulatory fees
The $1.7 million decrease in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from a decrease in FDIC assessments. The FDIC assessments for the three months ended March 31, 2024 included $4.2 million for periods prior to 2024.
Other non-interest expense
The $1.8 million increase in other non-interest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from increases in provision for credit losses on unfunded lending-related commitments and charitable contributions.
INCOME TAXES
The table below presents income tax expense (benefit) and the effective tax rate for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Income before income tax expense (benefit)	$11,888	$65,377	$(53,489)	(81.8)%
Income tax expense (benefit)	(1,024)	15,651	(16,675)	(106.5)%
Effective tax rate	(8.6)%	23.9%
The $16.7 million decrease in income tax expense for the three months ended March 31, 2025, when compared to the same period in the prior year, primarily resulted from lower pre-tax income and an increase in discrete tax benefits from share-based compensation for 2025. The decrease in the effective tax rate for the three months ended March 31, 2025, when compared to the same period in the prior year, primarily resulted from lower pre-tax income and an increase in discrete tax benefits from share-based compensation for 2025.
PREFERRED STOCK DIVIDENDS
Preferred stock dividends were $3.4 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2025 and 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $22.4 billion at March 31, 2025. This represented an increase of $114.8 million from total assets of $22.3 billion at December 31, 2024. The increase in total assets was primarily driven by increases of $428.2 million in loans and leases receivable, $138.2 million in loans receivable, installment, at fair value, $45.3 million in loans receivable, mortgage finance, at fair value and $37.9 million in investment securities, at fair value, partially offset by decreases of $357.2 million in cash and cash equivalents, $167.3 million in loans held for sale and $53.8 million in investment securities held to maturity.
Total liabilities were $20.6 billion at March 31, 2025. This represented an increase of $86.9 million from $20.5 billion at December 31, 2024. The increase in total liabilities primarily resulted from an increase of $86.5 million in total deposits.

The following table sets forth certain key condensed balance sheet data as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$3,428,690	$3,785,931	$(357,241)	(9.4)%
Investment securities, at fair value	2,057,555	2,019,694	37,861	1.9%
Investment securities held to maturity	938,161	991,937	(53,776)	(5.4)%
Loans held for sale	37,529	204,794	(167,265)	(81.7)%
Loans and leases receivable	13,555,820	13,127,634	428,186	3.3%
Loans receivable, mortgage finance, at fair value	1,366,460	1,321,128	45,332	3.4%
Loans receivable, installment, at fair value	138,159	—	138,159	NM
Allowance for credit losses on loans and leases	(141,076)	(136,775)	(4,301)	3.1%
Bank-owned life insurance	298,551	297,641	910	0.3%
Other assets	530,355	481,395	48,960	10.2%
Total assets	22,423,044	22,308,241	114,803	0.5%
Total deposits	18,932,925	18,846,461	86,464	0.5%
FHLB advances	1,133,456	1,128,352	5,104	0.5%
Other borrowings	99,103	99,068	35	0.0%
Subordinated debt	182,579	182,509	70	0.0%
Accrued interest payable and other liabilities	210,421	215,168	(4,747)	(2.2)%
Total liabilities	20,558,484	20,471,558	86,926	0.4%
Total shareholders’ equity	1,864,560	1,836,683	27,877	1.5%
Total liabilities and shareholders’ equity	$22,423,044	$22,308,241	$114,803	0.5%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $62.1 million and $56.8 million at March 31, 2025 and December 31, 2024, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.4 billion and $3.7 billion at March 31, 2025 and December 31, 2024, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2024 primarily resulted from deploying excess cash into loans.
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
At March 31, 2025, investment securities at fair value totaled $2.1 billion compared to $2.0 billion at December 31, 2024. The increase primarily resulted from purchases of $156.7 million of the investment securities, partially offset by the maturities, calls and principal repayments totaling $99.5 million and a decrease in the fair value of AFS debt securities, or an increase in unrealized losses of $13.2 million primarily due to changes in market interest rates and credit spreads for the three months ended March 31, 2025.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $6.9 million and $1.1 million on certain debt securities available for sale for the three months ended March 31, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	March 31, 2025
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	8.09%	8.09%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.50	5.50
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	3.96	3.96
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	4.19	4.19
Collateralized loan obligations	—	—	—	—	6.07	6.07
Commercial mortgage-backed securities	—	—	—	—	5.61	5.61
Corporate notes	8.52	6.66	6.27	6.75	—	6.68
Private label collateralized mortgage obligations	—	—	—	—	4.67	4.67
Weighted-average yield	8.52%	6.66%	6.27%	6.75%	3.69%	5.63%
Customers recognized $51.3 million of impairment loss on certain AFS debt securities that the Bank intends to sell within non-interest income (loss) for the three months ended March 31, 2025, in order to further improve structural liquidity, reduce asset sensitivity and benefit margin. Customers decided to sell $534 million in fair value of collateralized loan obligations, corporate notes and private label collateralized mortgage obligations and commercial mortgage-backed securities as of March 31, 2025. Excluding these securities that the Bank decided to sell, the weighted-average yield of the AFS debt securities portfolio was 5.50% at March 31, 2025.
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At March 31, 2025, investment securities held to maturity totaled $938.2 million compared to $991.9 million at December 31, 2024. The decrease primarily resulted from the maturities, calls and principal repayments totaling $69.1 million, partially offset by purchases of $14.0 million of the investment securities for the three months ended March 31, 2025.

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

	March 31, 2025
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.43%	5.43%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.89	1.89
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.31	2.31
Private label collateralized mortgage obligations	—	—	—	4.49	4.49
Weighted-average yield	—%	—%	—%	3.95%	3.95%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the HTM portfolio were issued by Fannie Mae, Freddie Mac and Ginnie Mae, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. For financial reporting purposes, these securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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
As of March 31, 2025, Customers had $13.7 billion in commercial loans outstanding, totaling approximately 90.5% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $13.2 billion, comprising approximately 90.1% of its total loan and lease portfolio at December 31, 2024.

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
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of March 31, 2025 and December 31, 2024, mortgage finance loans totaled $1.4 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of March 31, 2025 and December 31, 2024, Customers had $705.8 million and $675.4 million, respectively, of equipment finance loans outstanding. As of March 31, 2025 and December 31, 2024, Customers had $269.2 million and $262.7 million, respectively, of equipment finance leases outstanding. As of March 31, 2025 and December 31, 2024, Customers had $223.5 million and $214.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $98.8 million and $95.1 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.3 billion outstanding, comprising approximately 15.4% of the total loan and lease portfolio at March 31, 2025 and December 31, 2024.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of March 31, 2025, Customers had $1.4 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 9.5% of the total loan and lease portfolio, compared to $1.4 billion, or 9.9% of the total loan and lease portfolio, as of December 31, 2024.

Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Purchases (1)
Other commercial and industrial	$1,079	$7,403
Personal installment (2)	104,941	—
Total	$106,020	$7,403
Sales
Multifamily	$8,000	$—
Personal installment	281	—
Total	$8,281	$—
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.5% and 100.0% of the loans’ unpaid principal balance for the three months ended March 31, 2025 and 2024, respectively.
(2)Installment loan purchases for the three months ended March 31, 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	March 31, 2025	December 31, 2024
Residential mortgage loans, at fair value	$1,465	$1,836
Personal installment loans, at lower of cost or fair value	36,000	40,903
Other installment loans, at fair value	64	162,055
Total loans held for sale	$37,529	$204,794
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Refer to NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES to Customers’ unaudited consolidated financial statements for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the three months ended March 31, 2025.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$6,070,093	$5,842,420
Other commercial and industrial	1,174,369	1,182,350
Multifamily	2,322,123	2,252,246
Commercial real estate owner occupied	1,139,126	1,100,944
Commercial real estate non-owner occupied	1,438,906	1,359,130
Construction	154,647	147,209
Total commercial loans and leases receivable	12,299,264	11,884,299
Consumer:
Residential real estate	496,772	496,559
Manufactured housing	31,775	33,123
Installment:
Personal	493,276	463,854
Other	234,733	249,799
Total consumer loans receivable	1,256,556	1,243,335
Loans and leases receivable	13,555,820	13,127,634
Loans receivable, mortgage finance, at fair value	1,366,460	1,321,128
Loans receivable, installment, at fair value	138,159	—
Allowance for credit losses on loans and leases	(141,076)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$14,919,363	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $269.2 million and $262.7 million at March 31, 2025 and December 31, 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(22.2) million and $(20.8) million at March 31, 2025 and December 31, 2024, respectively.
Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2025, all of Customers’ mortgage finance loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.4 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively.

Loans receivable, installment, at fair value
Customers has a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers has been originating consumer installment loans and holding these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expires in the second quarter of 2025. Accordingly, Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2025, Customers had $2.1 million of consumer installment loans, at fair value, on nonaccrual status.
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
The provision for credit losses on loans and leases was $21.4 million and $16.0 million for the three months ended March 31, 2025 and 2024, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $141.1 million, or 1.04% of loans and leases receivable at March 31, 2025, and $136.8 million or 1.04% of loans and leases receivable at December 31, 2024.
The increase in the ACL resulted primarily from slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Net charge-offs were $17.1 million for the three months ended March 31, 2025, a decrease of $0.8 million compared to the same period in 2024. The decrease in net charge-offs was primarily due to lower charge-offs for consumer installment loans, partially offset by an increase in charge-offs for multifamily loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated.

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Charge-offs (2)	(4,507)	(3,834)	(19)	—	—	—	—	(12,403)	(20,763)
Recoveries (2)	1,276	—	3	—	3	—	—	2,337	3,619
Provision (benefit) for credit losses on loans and leases	4,436	4,113	41	653	11	195	(29)	12,025	21,445
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2025	(0.19)%	(0.68)%	(0.01)%	—%	0.01%	—%	—%	(5.07)%	(0.52)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (2)	(5,396)	(473)	(22)	—	—	(19)	—	(16,917)	(22,827)
Recoveries (2)	1,724	—	—	—	—	1	—	3,134	4,859
Provision (benefit) for credit losses on loans and leases	3,172	2,437	341	1,461	384	139	(79)	8,098	15,953
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2024	(0.24)%	(0.09)%	(0.01)%	—%	—%	(0.01)%	—%	(6.67)%	(0.61)%
(1)Includes specialized lending.
(2)Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
The ACL is based on a quarterly evaluation of the loan and lease portfolio held for investment and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and mortgage finance loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2024 Form 10-K for further discussion on management’s methodology for estimating the ACL.
Customers’ commercial real estate, commercial and residential construction, consumer residential and owner occupied commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”) primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. A designated credit committee and loan officers review all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including any relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to the higher risk commercial real estate office sector is minimal, representing approximately 1% of the total loan and lease portfolio as of March 31, 2025.

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
Asset Quality at March 31, 2025

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$7,244,462	$7,214,778	$10,909	$21	$18,754	$—	$18,754	0.26%	0.26%
Multifamily	2,322,123	2,315,696	6,427	—	—	—	—	—%	—%
Commercial real estate owner occupied	1,139,126	1,131,215	118	—	7,793	—	7,793	0.68%	0.68%
Commercial real estate non-owner occupied	1,438,906	1,422,191	16,653	—	62	—	62	0.00%	0.00%
Construction	154,647	154,647	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	12,299,264	12,238,527	34,107	21	26,609	—	26,609	0.22%	0.22%
Residential	496,772	480,058	8,563	—	8,151	—	8,151	1.64%	1.64%
Manufactured housing	31,775	29,087	704	331	1,653	—	1,653	5.20%	5.20%
Installment	728,009	711,468	11,882	—	4,659	—	4,659	0.64%	0.64%
Total consumer loans receivable	1,256,556	1,220,613	21,149	331	14,463	—	14,463	1.15%	1.15%
Loans and leases receivable	13,555,820	13,459,140	55,256	352	41,072	—	41,072	0.30%	0.30%
Loans receivable, mortgage finance, at fair value	1,366,460	1,366,460	—	—	—	—	—	—%	—%
Loans Receivable, Installment, at Fair Value	138,159	133,176	2,924	—	2,059	—	2,059	1.49%	1.49%
Total loans held for sale	37,529	35,938	1,209	—	382	—	382	1.02%	1.02%
Total portfolio	$15,097,968	$14,994,714	$59,389	$352	$43,513	$—	$43,513	0.29%	0.29%

Asset Quality at March 31, 2025 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$7,244,462	$18,754	$30,584	0.42%	163.08%
Multifamily	2,322,123	—	18,790	0.81%	—%
Commercial real estate owner occupied	1,139,126	7,793	10,780	0.95%	138.33%
Commercial real estate non-owner occupied	1,438,906	62	18,058	1.25%	29125.81%
Construction	154,647	—	1,264	0.82%	—%
Total commercial loans and leases receivable	12,299,264	26,609	79,476	0.65%	298.68%
Residential	496,772	8,151	6,163	1.24%	75.61%
Manufactured housing	31,775	1,653	3,800	11.96%	229.89%
Installment	728,009	4,659	51,637	7.09%	1,108.33%
Total consumer loans receivable	1,256,556	14,463	61,600	4.90%	425.91%
Loans and leases receivable	13,555,820	41,072	141,076	1.04%	343.48%
Loans receivable, mortgage finance, at fair value	1,366,460	—	—	—%	—%
Loans Receivable, Installment, at Fair Value	138,159	2,059	—	—%	—%
Total loans held for sale	37,529	382	—	—%	—%
Total portfolio	$15,097,968	$43,513	$141,076	0.93%	324.22%
(1)    Excludes non-performing investment securities, at fair value of $14.4 million with ACL of $7.8 million at March 31, 2025.

The total loan and lease portfolio was $15.1 billion at March 31, 2025 compared to $14.7 billion at December 31, 2024, and $43.5 million, or 0.29% of loans and leases, were non-performing at March 31, 2025 compared to $43.3 million, or 0.30% of loans and leases, at December 31, 2024. The total loan and lease portfolio was supported by an ACL of $141.1 million (324.22% of NPLs and 0.93% of total loans and leases) and $136.8 million (316.06% of NPLs and 0.93% of total loans and leases), at March 31, 2025 and December 31, 2024, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	March 31, 2025	December 31, 2024
Loans 90+ days delinquent still accruing (1)	$352	$17,084

Non-accrual loans	$43,513	$43,275
Investment securities, at fair value	14,447	12,532
Total non-performing assets	$57,960	$55,807
(1)Excludes PCD loans at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Non-accrual loans to loans and leases receivable (1)	0.30%	0.31%
Non-accrual loans to total loans and leases portfolio	0.29%	0.30%
Non-performing assets to total assets (2)	0.26%	0.25%
Non-accrual loans and loans 90+ days delinquent to total assets	0.20%	0.27%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.04%	1.04%
Non-accrual loans	324.22%	316.06%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)Includes non-performing investment securities, at fair value of $14.4 million with ACL of $7.8 million at March 31, 2025 and fair value of $12.5 million with ACL of $4.3 million at December 31, 2024, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at March 31, 2025 as compared to December 31, 2024. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at March 31, 2025 as compared to December 31, 2024.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Demand, non-interest bearing	$5,552,605	$5,608,288	$(55,683)	(1.0)%
Demand, interest bearing	5,137,961	5,553,698	(415,737)	(7.5)%
Savings, including MMDA	5,385,312	4,976,270	409,042	8.2%
Non-time deposits	16,075,878	16,138,256	(62,378)	(0.4)%
Time deposits	2,857,047	2,708,205	148,842	5.5%
Total deposits	$18,932,925	$18,846,461	$86,464	0.5%
Total deposits were $18.9 billion at March 31, 2025, an increase of $86.5 million, or 0.5%, from $18.8 billion at December 31, 2024. The increase in total deposits was primarily due to increases in savings, including MMDA of $409.0 million, or 8.2%, to $5.4 billion at March 31, 2025, from $5.0 billion at December 31, 2024 and time deposits of $148.8 million, or 5.5%, to $2.9 billion at March 31, 2025, from $2.7 billion at December 31, 2024. These increases were partially offset by decreases in interest bearing demand deposits of $415.7 million, or 7.5%, to $5.1 billion at March 31, 2025, from $5.6 billion at December 31, 2024 and non-interest bearing demand deposits of $55.7 million, or 1.0%, to $5.6 billion at March 31, 2025 from $5.6 billion at December 31, 2024.
At March 31, 2025 and December 31, 2024, the Bank had $1.5 billion in deposits, to which it had pledged $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $7.3 billion at March 31, 2025 and December 31, 2024. Time deposits greater than the FDIC limit of $250,000 totaled $764.4 million and $803.1 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	March 31, 2025
3 months or less	$290,303
Over 3 through 6 months	223,060
Over 6 through 12 months	105,652
Over 12 months	145,356
Total	$764,371
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$5,710,644	0.00%	$4,620,986	0.00%
Demand, interest-bearing	5,358,206	3.78%	5,538,846	4.47%
Savings, including MMDA	5,034,294	3.90%	4,986,221	4.70%
Time deposits	2,749,720	4.86%	2,750,788	4.97%
Total	$18,852,864	2.82%	$17,896,841	3.45%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.

Short-term debt
Short-term debt at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.49%	$100,000	4.61%
Total short-term debt	$100,000		$100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,033,456	(2)	4.14%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,033,456				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $850.0 million with maturities ranging from September 2025 to March 2028, and variable rate long-term advances from FHLB of $180.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at March 31, 2025.
(2)    Includes $3.5 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2025 and December 31, 2024, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,908,969	$3,562,171
Total maximum borrowing capacity with the FRB	3,986,593	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB advances	9,835,910	9,722,736

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	March 31, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,103	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,103	$99,068

Customers Bancorp	Subordinated (2)(3)	$72,993	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,586	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,579	$182,509
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
SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Preferred stock	$137,794	$137,794	$—	—%
Common stock	35,995	35,758	237	0.7%
Additional paid in capital	570,172	575,333	(5,161)	(0.9)%
Retained earnings	1,335,534	1,326,011	9,523	0.7%
Accumulated other comprehensive income (loss), net	(67,641)	(96,560)	28,919	(29.9)%
Treasury stock	(147,294)	(141,653)	(5,641)	4.0%
Total shareholders' equity	$1,864,560	$1,836,683	$27,877	1.5%
Shareholders’ equity increased $27.9 million, or 1.5%, to $1.9 billion at March 31, 2025 when compared to shareholders’ equity of $1.8 billion at December 31, 2024. The increase primarily resulted from increases of $9.5 million in retained earnings and $28.9 million in accumulated other comprehensive income (loss), net, partially offset by an increase in treasury stock of $5.6 million.
The increase in common stock and a decrease in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2025.
The increase in retained earnings resulted from net income of $12.9 million, partially offset by preferred stock dividends of $3.4 million for the three months ended March 31, 2025.
The increase in accumulated other comprehensive income (loss), net primarily resulted from reclassification of $51.3 million in losses included in net income and income tax effect of $13.5 million, partially offset by an increase of $13.2 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads, and income tax effect of $3.5 million during the three months ended March 31, 2025.
The increase in treasury stock resulted from repurchases of 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the three months ended March 31, 2025. On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock.

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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $1.2 million during the three months ended March 31, 2025, resulting in an ACL of $6.1 million as of March 31, 2025. Customers had an ACL on unfunded lending-related commitments of $4.9 million as of December 31, 2024.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of March 31, 2025. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.
At March 31, 2025, Customers had $3.4 billion of cash on hand and $3.0 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $8.7 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 118% of uninsured deposits and approximately 155% of uninsured deposits less collateralized and affiliate deposits at March 31, 2025. Our loan to deposit ratio was 80% at March 31, 2025. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of March 31, 2025, Customers’ borrowing capacity with the FHLB was $3.9 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of December 31, 2024, Customers’ borrowing capacity with the FHLB was $3.6 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of March 31, 2025 and December 31, 2024, Customers’ borrowing capacity with the FRB was $4.0 billion and $4.4 billion, respectively. None of this capacity was utilized as of March 31, 2025 and December 31, 2024.
The table below summarizes Customers’ cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$94,121	$(18,818)	$112,939	(600.2)%
Net cash provided by (used in) investing activities	(500,028)	(163,160)	(336,868)	206.5%
Net cash provided by (used in) financing activities	48,666	36,752	11,914	32.4%
Net increase (decrease) in cash and cash equivalents	$(357,241)	$(145,226)	$(212,015)	146.0%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $94.1 million for the three months ended March 31, 2025 resulted from proceeds from the sales and repayments of loans held for sale of $326.4 million, net non-cash operating adjustments of $64.6 million, net income of $12.9 million and an increase in accrued interest payable and other liabilities of $0.5 million, partially offset by origination and purchases of loans held for sale of $299.8 million and an increase in accrued interest receivable and other assets of $10.5 million.

Cash used in operating activities of $18.8 million for the three months ended March 31, 2024 resulted from origination and purchases of loans held for sale of $340.5 million, a decrease in accrued interest payable and other liabilities of $55.2 million and an increase in accrued interest receivable and other assets of $10.6 million, partially offset by proceeds from the sales and repayments of loans held for sale of $322.4 million, net income of $49.7 million and net non-cash operating adjustments of $15.4 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $500.0 million for the three months ended March 31, 2025 primarily resulted from net increase in loans and leases, excluding mortgage finance loans of $337.4 million, purchases of investment securities available for sale of $156.7 million, purchases of loans of $106.0 million, net origination of mortgage finance loans of $41.9 million, purchases of leased asset under lessor operating leases of $16.4 million and purchases of investment securities held to maturity of $14.0 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $99.5 million and held to maturity of $69.1 million and proceeds from bank-owned life insurance of $5.1 million.
Cash used in investing activities of $163.2 million for the three months ended March 31, 2024 primarily resulted from purchases of investment securities available for sale of $328.9 million, net origination of mortgage finance loans of $56.5 million, purchases of loans of $7.4 million and purchases of leased asset under lessor operating leases of $4.0 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $113.3 million and held to maturity of $72.3 million, proceeds from sales of investment securities available for sale of $22.0 million, a net increase in loans and leases, excluding mortgage finance loans of $16.6 million and net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $9.5 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $48.7 million for the three months ended March 31, 2025 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $100.0 million and net increase in deposits of $66.9 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $100.0 million, payments of employee taxes withheld from share-based awards of $9.8 million, purchases of treasury stock of $5.6 million and dividends paid on preferred stock of $3.4 million.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of March 31, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2025 and December 31, 2024, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,787,928	11.718%	$686,596	4.500%	N/A	N/A	$1,068,039	7.000%
Customers Bank	$1,890,194	12.403%	$685,793	4.500%	$990,590	6.500%	$1,066,789	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,925,721	12.621%	$915,462	6.000%	N/A	N/A	$1,296,904	8.500%
Customers Bank	$1,890,194	12.403%	$914,391	6.000%	$1,219,188	8.000%	$1,295,387	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,229,628	14.613%	$1,220,616	8.000%	N/A	N/A	$1,602,058	10.500%
Customers Bank	$2,121,108	13.918%	$1,219,188	8.000%	$1,523,985	10.000%	$1,600,184	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,925,721	8.582%	$897,534	4.000%	N/A	N/A	$897,534	4.000%
Customers Bank	$1,890,194	8.430%	$896,849	4.000%	$1,121,061	5.000%	$896,849	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of March 31, 2025, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2026 and December 31, 2025, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at March 31, 2025 and December 31, 2024.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending March 31, 2026 and December 31, 2025, resulting from changes in interest rates.
Net change in net interest income

	% change from base
Rate Shocks	March 31, 2025	December 31, 2024
Up 3%	4.9%	8.4%
Up 2%	3.7%	5.9%
Up 1%	2.4%	3.2%
Down 1%	(3.0)%	(4.1)%
Down 2%	(6.5)%	(8.8)%
Down 3%	(10.2)%	(13.6)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at March 31, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at March 31, 2025 and December 31, 2024, resulting from shocks to interest rates.

	% change from base
Rate Shocks	March 31, 2025	December 31, 2024
Up 3%	(6.3)%	(5.5)%
Up 2%	(2.8)%	(1.3)%
Up 1%	(0.3)%	0.5%
Down 1%	(2.2)%	(3.3)%
Down 2%	(6.2)%	(8.1)%
Down 3%	(12.1)%	(15.8)%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2025, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 17 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2024 Form 10-K. There are no material changes from the risk factors included within the 2024 Form 10-K. The risks described within the 2024 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The common shares repurchased during the three months ended March 31, 2025 pursuant to the 2024 Share Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31, 2025	—	$—	—	104,206
February 1 - February 28, 2025	104,206	53.60	104,206	—
March 1 - March 31, 2025	—	—	—	—
Total	104,206	$53.60	104,206	—
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
In addition, as a bank holding company, Customers Bancorp is subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that bank subsidiaries can pay to their parent holding company without regulatory approval. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels, and limits exist on paying dividends in excess of net income for specified periods. The ability to pay dividends and the amounts that can be paid is limited to the extent the Bank’s capital ratios do not exceed the minimum required levels plus 250 basis points.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the first quarter of 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Form of Amended Stock Option Agreement relating to the 2019 Stock Incentive Plan filed herewith

10.2	Form of Amended Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2025, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 9, 2025	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2025	By:	/s/ Philip S. Watkins
	Name:	Philip S. Watkins
	Title:	Chief Financial Officer (Principal Financial Officer)