Form 10-Q
period 2025-06-30
Customers Bancorp, Inc.
filed 2025-08-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 5, 2025, 31,623,490 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	86

Item 4.	Controls and Procedures	87

PART II

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	89

Item 6.	Exhibits	90

SIGNATURES		91

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair, Isaac and Company
Fintech	Third-Party Financial Technology
FMV	Fair Market Value
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MFAC	Megalith Financial Acquisition Corp.
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PUT	Purchase Upon Termination

Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
TRAC	Terminal Rental Adjustment Clause
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$72,986	$56,787
Interest earning deposits	3,430,525	3,729,144
Cash and cash equivalents	3,503,511	3,785,931
Investment securities, at fair value (includes allowance for credit losses of $17,356 and $7,604, respectively)	1,877,406	2,019,694
Investment securities held to maturity	853,126	991,937
Loans held for sale (includes $5,281 and $163,891, respectively, at fair value)	32,963	204,794
Loans and leases receivable	13,719,829	13,127,634
Loans receivable, mortgage finance, at fair value	1,536,254	1,321,128
Loans receivable, installment, at fair value	123,354	—
Allowance for credit losses on loans and leases	(147,418)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,232,019	14,311,987
FHLB, Federal Reserve Bank, and other restricted stock	100,590	96,214
Accrued interest receivable	101,481	108,351
Bank premises and equipment, net	5,978	6,668
Bank-owned life insurance	300,747	297,641
Other real estate owned	12,306	—
Goodwill and other intangibles	3,629	3,629
Other assets	527,044	481,395
Total assets	$22,550,800	$22,308,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$5,481,065	$5,608,288
Interest bearing	13,494,953	13,238,173
Total deposits	18,976,018	18,846,461
FHLB advances	1,195,377	1,128,352
Other borrowings	99,138	99,068
Subordinated debt	182,649	182,509
Accrued interest payable and other liabilities	234,060	215,168
Total liabilities	20,687,242	20,471,558
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 3,400,000 and 5,700,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	82,201	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,122,879 and 35,758,246 shares issued as of June 30, 2025 and December 31, 2024; 31,606,934 and 31,346,507 shares outstanding as of June 30, 2025 and December 31, 2024	36,123	35,758
Additional paid in capital	572,473	575,333
Retained earnings	1,391,380	1,326,011
Accumulated other comprehensive income (loss), net	(71,325)	(96,560)
Treasury stock, at cost (4,515,945 and 4,411,739 shares as of June 30, 2025 and December 31, 2024)	(147,294)	(141,653)
Total shareholders’ equity	1,863,558	1,836,683
Total liabilities and shareholders’ equity	$22,550,800	$22,308,241
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans and leases	$246,869	$224,265	$477,877	$442,264
Investment securities	37,381	47,586	71,720	94,388
Interest earning deposits	39,972	45,506	82,886	98,323
Loans held for sale	1,806	13,671	6,567	25,719
Other	1,973	3,010	3,860	5,121
Total interest income	328,001	334,038	642,910	665,815
Interest expense:
Deposits	134,045	148,784	265,353	302,509
FHLB advances	12,717	13,437	24,518	26,922
Subordinated debt	3,229	2,734	6,441	5,423
Other borrowings	1,307	1,430	2,449	2,923
Total interest expense	151,298	166,385	298,761	337,777
Net interest income	176,703	167,653	344,149	328,038
Provision for credit losses	20,781	18,121	49,078	35,191
Net interest income after provision for credit losses	155,922	149,532	295,071	292,847
Non-interest income:
Commercial lease income	11,056	10,282	21,724	19,965
Loan fees	9,106	5,233	16,341	10,513
Bank-owned life insurance	2,249	2,007	6,909	5,268
Mortgage finance transactional fees	1,175	1,058	2,108	2,004
Net gain (loss) on sale of loans and leases	—	(238)	2	(228)
Net gain (loss) on sale of investment securities	(1,797)	(719)	(1,797)	(749)
Impairment loss on debt securities	—	—	(51,319)	—
Unrealized gain on equity method investments	—	11,041	—	11,041
Other	7,817	2,373	11,148	4,454
Total non-interest income	29,606	31,037	5,116	52,268
Non-interest expense:
Salaries and employee benefits	45,848	44,947	88,522	80,972
Technology, communication and bank operations	10,382	16,227	21,694	38,131
Commercial lease depreciation	8,743	7,829	17,206	15,799
Professional services	13,850	6,104	25,707	12,457
Loan servicing	4,053	3,516	8,683	7,547
Occupancy	3,551	3,120	6,963	5,467
FDIC assessments, non-income taxes and regulatory fees	11,906	10,236	23,656	23,705
Advertising and promotion	461	1,254	989	1,936
Other	7,832	10,219	15,977	16,607
Total non-interest expense	106,626	103,452	209,397	202,621
Income before income tax expense	78,902	77,117	90,790	142,494
Income tax expense	17,963	19,032	16,939	34,683
Net income	60,939	58,085	73,851	107,811
Preferred stock dividends	3,185	3,785	6,574	7,585
Loss on redemption of preferred stock	1,908	—	1,908	—
Net income available to common shareholders	$55,846	$54,300	$65,369	$100,226

Basic earnings per common share	$1.77	$1.72	$2.07	$3.18
Diluted earnings per common share	1.73	1.66	2.02	3.06
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$60,939	$58,085	$73,851	$107,811
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(8,011)	(851)	(21,260)	3,629
Income tax effect	2,119	219	5,603	(919)
Reclassification adjustments for (gains) losses included in net income	1,797	719	53,116	749
Income tax effect	(475)	(185)	(13,972)	(193)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,206	1,406	2,375	2,612
Income tax effect	(320)	(361)	(627)	(667)
Net unrealized gains (losses) on available for sale debt securities	(3,684)	947	25,235	5,211
Other comprehensive income (loss), net of income tax effect	(3,684)	947	25,235	5,211
Comprehensive income (loss)	$57,255	$59,032	$99,086	$113,022
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2025	5,700,000	$137,794	31,479,132	$35,995	$570,172	$1,335,534	$(67,641)	$(147,294)	$1,864,560
Net income	—	—	—	—	—	60,939	—	—	60,939
Other comprehensive income (loss)	—	—	—	—	—	—	(3,684)	—	(3,684)
Preferred stock dividends (1)	—	—	—	—	—	(3,185)	—	—	(3,185)
Redemption of preferred stock (2)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	4,442	—	—	—	4,442
Issuance of common stock under share-based compensation arrangements	—	—	127,802	128	(2,141)	—	—	—	(2,013)
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2024	5,700,000	$137,794	31,521,931	$35,540	$567,490	$1,205,508	$(132,305)	$(122,410)	$1,691,617
Net income	—	—	—	—	—	58,085	—	—	58,085
Other comprehensive income (loss)	—	—	—	—	—	—	947	—	947
Preferred stock dividends (1)	—	—	—	—	—	(3,785)	—	—	(3,785)
Share-based compensation expense	—	—	—	—	3,270	—	—	—	3,270
Issuance of common stock under share-based compensation arrangements	—	—	145,724	146	(3,415)	—	—	—	(3,269)
Balance, June 30, 2024	5,700,000	$137,794	31,667,655	$35,686	$567,345	$1,259,808	$(131,358)	$(122,410)	$1,746,865
(1)Dividends per share of $0.613042 and $0.589155 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2025. Dividends per share of $0.700488 and $0.675813 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2024.
(2)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	73,851	—	—	73,851
Other comprehensive income (loss)	—	—	—	—	—	—	25,235	—	25,235
Preferred stock dividends (1)	—	—	—	—	—	(6,574)	—	—	(6,574)
Redemption of preferred stock (2)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	8,737	—	—	—	8,737
Issuance of common stock under share-based compensation arrangements	—	—	364,633	365	(11,597)	—	—	—	(11,232)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
Net income	—	—	—	—	—	107,811	—	—	107,811
Other comprehensive income (loss)	—	—	—	—	—	—	5,211	—	5,211
Preferred stock dividends (1)	—	—	—	—	—	(7,585)	—	—	(7,585)
Share-based compensation expense	—	—	—	—	7,246	—	—	—	7,246
Issuance of common stock under share-based compensation arrangements	—	—	226,749	227	(4,439)	—	—	—	(4,212)
Balance, June 30, 2024	5,700,000	$137,794	31,667,655	$35,686	$567,345	$1,259,808	$(131,358)	$(122,410)	$1,746,865
(1)Dividends per share of $1.229832 and $1.182057 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2025. Dividends per share of $1.382118 and $1.333556 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2024.
(2)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$73,851	$107,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	49,078	35,191
Depreciation and amortization	27,282	14,709
Share-based compensation expense	8,652	7,071
Deferred taxes	(10,973)	(529)
Net amortization (accretion) of investment securities premiums and discounts	(1,773)	(4,689)
Unrealized (gain) loss on investment securities	(160)	69
Impairment loss on debt securities	51,319	—
Impairment loss on equity securities	2,278	—
Net (gain) loss on sale of investment securities	1,797	749
Unrealized gain on equity method investments	—	(11,041)
Unrealized (gain) loss on derivatives	(1,514)	(720)
(Gain) loss on sale of leased assets under lessor operating leases	(1,636)	(1,660)
Fair value adjustment on loans held for sale	378	—
Fair value adjustment on loans held for investment	(2,050)	—
Net (gain) loss on sale of loans and leases	(2)	86
Origination and purchases of loans held for sale	(417,808)	(694,847)
Proceeds from the sales and repayments of loans held for sale	466,171	655,749
Amortization (accretion) of loan net deferred fees, discounts and premiums	(11,616)	(16,809)
Earnings on investment in bank-owned life insurance	(6,909)	(5,268)
(Increase) decrease in accrued interest receivable and other assets	3,465	(43,888)
Increase (decrease) in accrued interest payable and other liabilities	26,445	(54,727)
Net Cash Provided By (Used In) Operating Activities	256,275	(12,743)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	167,483	259,666
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	155,580	142,791
Proceeds from sales of investment securities available for sale	450,423	240,688
Purchases of investment securities available for sale	(506,771)	(599,311)
Purchases of investment securities held to maturity	(14,022)	—
Purchases of equity method investments	—	(5,000)
Origination of mortgage finance loans	(12,162,399)	(10,386,402)
Proceeds from repayments of mortgage finance loans	11,969,037	10,278,131
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(461,034)	(276,242)
Proceeds from sales of loans and leases	1,081	23,708
Purchases of loans	(182,000)	(50,644)
Purchases of bank-owned life insurance	(1,462)	—
Proceeds from bank-owned life insurance	5,634	2,563
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(4,376)	18,267
Purchases of bank premises and equipment	(772)	(736)
Proceeds from sale of other real estate owned	—	79
Proceeds from sales of leased assets under lessor operating leases	4,207	13,724
Purchases of leased assets under lessor operating leases	(39,811)	(19,601)
Net Cash Provided By (Used In) Investing Activities	(619,202)	(358,319)

	(continued)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Financing Activities
Net increase (decrease) in deposits	101,644	(239,772)
Proceeds from long-term borrowed funds from FHLB and FRB	160,000	75,000
Repayments of long-term borrowed funds from FHLB and FRB	(100,000)	(250,000)
Redemption of preferred stock	(57,501)	—
Preferred stock dividends paid	(6,848)	(7,713)
Purchase of treasury stock	(5,641)	—
Payments of employee taxes withheld from share-based awards	(12,280)	(4,989)
Proceeds from issuance of common stock	1,133	777
Net Cash Provided By (Used In) Financing Activities	80,507	(426,697)
Net Increase (Decrease) in Cash and Cash Equivalents	(282,420)	(797,759)
Cash and Cash Equivalents – Beginning	3,785,931	3,846,346
Cash and Cash Equivalents – Ending	$3,503,511	$3,048,587

Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$—	$24,804
Transfer of loans held for sale to held for investment	137,011	3,194
Transfer of loans to other real estate owned	12,306	—
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
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve businesses and residents in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The Bank has seven branches and provides commercial banking products, primarily loans and deposits. In addition, the Bank also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices. The Bank also serves specialized businesses nationwide, including its mortgage finance loans, commercial equipment financing, SBA lending and specialized lending. The Bank also offers consumer loans through relationships with fintech companies.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2024 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2024 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2024 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (the “2024 Form 10-K”). The 2024 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three and six months ended June 30, 2025.
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
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2025	2024	2025	2024
Net income available to common shareholders	$55,846	$54,300	$65,369	$100,226

Weighted-average number of common shares outstanding – basic	31,585,390	31,649,715	31,516,887	31,561,569
Share-based compensation plans	788,671	1,049,434	915,108	1,215,273
Weighted-average number of common shares – diluted	32,374,061	32,699,149	32,431,995	32,776,842

Basic earnings per common share	$1.77	$1.72	$2.07	$3.18
Diluted earnings per common share	1.73	1.66	2.02	3.06
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive securities:
Share-based compensation awards	18,975	87,531	18,975	1,680

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2025 and 2024. Amounts in parentheses indicate reductions to AOCI:

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended June 30,
(amounts in thousands)	2025	2024
Balance at April 1	$(67,641)	$(132,305)
Unrealized gains (losses) arising during period, before tax	(8,011)	(851)
Income tax effect	2,119	219
Other comprehensive income (loss) before reclassifications	(5,892)	(632)
Reclassification adjustments for (gains) losses included in net income, before tax	1,797	719
Income tax effect	(475)	(185)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	1,322	534
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,206	1,406
Income tax effect	(320)	(361)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	886	1,045
Net current-period other comprehensive income (loss)	(3,684)	947
Balance at June 30	$(71,325)	$(131,358)

	Unrealized Gains (Losses) Available for Sale Securities (1)
	Six Months Ended June 30,
(amounts in thousands)	2025	2024
Balance at January 1	$(96,560)	$(136,569)
Unrealized gains (losses) arising during period, before tax	(21,260)	3,629
Income tax effect	5,603	(919)
Other comprehensive income (loss) before reclassifications	(15,657)	2,710
Reclassification adjustments for (gains) losses included in net income, before tax	53,116	749
Income tax effect	(13,972)	(193)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	39,144	556
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,375	2,612
Income tax effect	(627)	(667)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,748	1,945
Net current-period other comprehensive income (loss)	25,235	5,211
Balance at June 30	$(71,325)	$(131,358)
(1)    Reclassification amounts for AFS debt securities are reported as net gain (loss) on sale of investment securities or impairment loss on investment securities, and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$230,077	$(584)	$—	$(795)	$228,698
Agency-guaranteed residential mortgage-backed securities	457,217	—	831	(3,417)	454,631
Agency-guaranteed residential collateralized mortgage obligations	337,857	—	869	(11,388)	327,338
Agency-guaranteed commercial collateralized mortgage obligations	97,755	—	321	(3,345)	94,731
Collateralized loan obligations	10,800	—	—	(248)	10,552
Corporate notes	402,854	(16,772)	1,079	(20,951)	366,210
Private label collateralized mortgage obligations	391,532	—	—	(27,126)	364,406
Available for sale debt securities	$1,928,092	$(17,356)	$3,100	$(67,270)	1,846,566
Equity securities (2)					30,840
Total investment securities, at fair value					$1,877,406

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$14,820	$(362)	$—	$(1,222)	$13,236
Agency-guaranteed residential mortgage-backed securities	330,637	—	146	(3,745)	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	—	—	(16,112)	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	—	44	(2,819)	93,075
Collateralized loan obligations	257,500	—	100	(2,193)	255,407
Commercial mortgage-backed securities	78,707	—	—	(999)	77,708
Corporate notes	564,524	(7,135)	347	(41,406)	516,330
Private label collateralized mortgage obligations	502,985	(107)	95	(27,075)	475,898
Available for sale debt securities	$2,087,881	$(7,604)	$732	$(95,571)	1,985,438
Equity securities (2)					34,256
Total investment securities, at fair value					$2,019,694
(1)Accrued interest on AFS debt securities totaled $11.5 million and $15.0 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at June 30, 2025 and December 31, 2024. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the three and six months ended June 30, 2025 and included within other non-interest income on the consolidated statements of income.

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
Proceeds from the sale of AFS debt securities were $450.4 million for the three and six months ended June 30, 2025. Proceeds from the sale of AFS debt securities were $218.7 million and $240.7 million for the three and six months ended June 30, 2024, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Gross realized gains	$3,248	$176	$3,248	$176
Gross realized losses	(5,045)	(895)	(5,045)	(925)
Net realized gains (losses) on sale of available for sale debt securities	$(1,797)	$(719)	$(1,797)	$(749)
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

	June 30, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$34,170	$33,748
Due after one year through five years	304,280	275,437
Due after five years through ten years	59,404	51,932
Due after ten years	5,000	5,093
Asset-backed securities	230,077	228,698
Agency-guaranteed residential mortgage-backed securities	457,217	454,631
Agency-guaranteed residential collateralized mortgage obligations	337,857	327,338
Agency-guaranteed commercial collateralized mortgage obligations	97,755	94,731
Collateralized loan obligations	10,800	10,552
Private label collateralized mortgage obligations	391,532	364,406
Total available for sale debt securities	$1,928,092	$1,846,566

Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$3,200	$(216)	$3,200	$(216)
Agency-guaranteed residential mortgage-backed securities	308,429	(3,417)	—	—	308,429	(3,417)
Agency-guaranteed residential collateralized mortgage obligations	115,580	(1,540)	96,069	(9,848)	211,649	(11,388)
Agency-guaranteed commercial collateralized mortgage obligations	44,598	(1,926)	30,891	(1,419)	75,489	(3,345)
Collateralized loan obligations	—	—	10,552	(248)	10,552	(248)
Corporate notes	25,766	(1,734)	143,729	(9,544)	169,495	(11,278)
Private label collateralized mortgage obligations	29,701	(299)	334,705	(26,827)	364,406	(27,126)
Total	$524,074	$(8,916)	$619,146	$(48,102)	$1,143,220	$(57,018)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$266,568	$(3,745)	$—	$—	$266,568	$(3,745)
Agency-guaranteed residential collateralized mortgage obligations	126,602	(2,717)	100,144	(13,395)	226,746	(16,112)
Agency-guaranteed commercial collateralized mortgage obligations	85,902	(2,819)	—	—	85,902	(2,819)
Collateralized loan obligations	35,710	(265)	205,639	(1,928)	241,349	(2,193)
Commercial mortgage-backed securities	—	—	77,708	(999)	77,708	(999)
Corporate notes	74,373	(976)	239,509	(16,064)	313,882	(17,040)
Private label collateralized mortgage obligations	29,419	(581)	351,040	(24,552)	380,459	(25,133)
Total	$618,574	$(11,103)	$974,040	$(56,938)	$1,592,614	$(68,041)
At June 30, 2025, there were 30 AFS debt securities with unrealized losses in the less-than-twelve-months category and 40 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 70 securities with unrealized losses, and it is not more likely than not that Customers will be required to sell any of the 70 securities before recovery of the amortized cost basis. At December 31, 2024, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three and six months ended June 30, 2025 and 2024. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended June 30,
	2025				2024
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total
Balance at April 1	$353	$12,774	$—	$13,127	$450	$4,619	$5,069
Credit losses on securities for which credit losses were not previously recorded	400	128	—	528	—	466	466
Credit losses on previously impaired securities	—	2,189	—	2,189	—	242	242
Decrease in allowance for credit losses on previously impaired securities	(169)	(124)	—	(293)	(83)	(355)	(438)
Reduction due to sales and intent to sell	—	(100)	—	(100)	—	—	—
Allowance for credit losses on PCD debt securities	—	1,905	—	1,905	—	—	—
Balance at June 30	$584	$16,772	$—	$17,356	$367	$4,972	$5,339

	Six Months Ended June 30,
	2025				2024
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$362	$7,135	$107	$7,604	$483	$3,469	$3,952
Credit losses on securities for which credit losses were not previously recorded	400	128	—	528	—	631	631
Credit losses on previously impaired securities	16	9,188	—	9,204	—	1,057	1,057
Decrease in allowance for credit losses on previously impaired securities	(194)	(223)	—	(417)	(116)	(185)	(301)
Reduction due to sales and intent to sell	—	(1,361)	(107)	(1,468)	—	—	—
Allowance for credit losses on PCD debt securities	—	1,905	—	1,905	—	—	—
Balance at June 30	$584	$16,772	$—	$17,356	$367	$4,972	$5,339
Customers acquired $5.1 million of corporate notes at a discount that are PCD debt securities classified as available-for-sale during the three and six months ended June 30, 2025. The reconciliation between the purchase price and the par value of the PCD debt securities was as follows:

(amounts in thousands)
Par value	$5,100
Unamortized discount	(1,165)
Allowance for credit losses	(1,905)
Purchase price	$2,030

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At June 30, 2025, there were eleven positions in two corporate note issuers in nonaccrual status. At December 31, 2024, there was one corporate note in nonaccrual status. No accrued interest income was reversed for the three months ended June 30, 2025. Customers recorded a reversal of $4.1 million in accrued interest income for the six months ended June 30, 2025. No accrued interest income was reversed for the three and six months ended June 30, 2024.
At June 30, 2025 and December 31, 2024, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At June 30, 2025 and December 31, 2024, Customers Bank had pledged AFS investment securities aggregating $1.2 billion and $1.3 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$352,781	$—	$352,781	$251	$(1,597)	$351,435
Agency-guaranteed residential mortgage-backed securities	6,792	—	6,792	—	(942)	5,850
Agency-guaranteed commercial mortgage-backed securities	1,729	—	1,729	—	(243)	1,486
Agency-guaranteed residential collateralized mortgage obligations	161,284	—	161,284	—	(17,502)	143,782
Agency-guaranteed commercial collateralized mortgage obligations	170,372	—	170,372	—	(25,156)	145,216
Private label collateralized mortgage obligations	160,168	—	160,168	—	(13,502)	146,666
Total held to maturity debt securities	$853,126	$—	$853,126	$251	$(58,942)	$794,435

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$471,996	$—	$471,996	$1,775	$(401)	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	—	6,880	—	(940)	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	—	1,770	—	(146)	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	—	169,754	—	(21,984)	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	—	158,320	—	(22,689)	135,631
Private label collateralized mortgage obligations	183,217	—	183,217	574	(13,449)	170,342
Total held to maturity debt securities	$991,937	$—	$991,937	$2,349	$(59,609)	$934,677
(1)Accrued interest on HTM debt securities totaled $1.9 million and $2.4 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	June 30, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$352,781	$351,435
Agency-guaranteed residential mortgage-backed securities	6,792	5,850
Agency-guaranteed commercial mortgage-backed securities	1,729	1,486
Agency-guaranteed residential collateralized mortgage obligations	161,284	143,782
Agency-guaranteed commercial collateralized mortgage obligations	170,372	145,216
Private label collateralized mortgage obligations	160,168	146,666
Total held to maturity debt securities	$853,126	$794,435
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at June 30, 2025 and December 31, 2024. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at June 30, 2025 and December 31, 2024. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at June 30, 2025 and December 31, 2024. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	June 30, 2025
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$352,781	$352,781
Agency-guaranteed residential mortgage-backed securities	—	—	6,792	6,792
Agency-guaranteed commercial mortgage-backed securities	—	—	1,729	1,729
Agency-guaranteed residential collateralized mortgage obligations	—	—	161,284	161,284
Agency-guaranteed commercial collateralized mortgage obligations	—	—	170,372	170,372
Private label collateralized mortgage obligations	98,151	9,348	52,669	160,168
Total held to maturity debt securities	$98,151	$9,348	$745,627	$853,126
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At June 30, 2025 and December 31, 2024, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.
At June 30, 2025 and December 31, 2024, Customers Bank had pledged HTM investment securities aggregating $391.2 million and $386.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	June 30, 2025	December 31, 2024
Residential mortgage loans, at fair value	$5,180	$1,836
Personal installment loans, at lower of cost or fair value	27,682	40,903
Other installment loans, at fair value	101	162,055
Total loans held for sale	$32,963	$204,794
Total loans held for sale included NPLs of $0.4 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively.
Refer to NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the three months ended March 31, 2025.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2025 and December 31, 2024:

(amounts in thousands)	June 30, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$6,454,661	$5,842,420
Other commercial and industrial	1,127,194	1,182,350
Multifamily	2,247,282	2,252,246
Commercial real estate owner occupied	1,065,006	1,100,944
Commercial real estate non-owner occupied	1,497,385	1,359,130
Construction	98,626	147,209
Total commercial loans and leases receivable	12,490,154	11,884,299
Consumer:
Residential real estate	520,570	496,559
Manufactured housing	30,287	33,123
Installment:
Personal	457,728	463,854
Other	221,090	249,799
Total consumer loans receivable	1,229,675	1,243,335
Loans and leases receivable	13,719,829	13,127,634
Loans receivable, mortgage finance, at fair value	1,536,254	1,321,128
Loans receivable, installment, at fair value	123,354	—
Allowance for credit losses on loans and leases	(147,418)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,232,019	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $264.3 million and $262.7 million at June 30, 2025 and December 31, 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(47.2) million and $(20.8) million at June 30, 2025 and December 31, 2024, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $85.9 million and $88.2 million at June 30, 2025 and December 31, 2024, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2025 and December 31, 2024, there were $18.3 million and $31.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$5,611	$1,492	$3,548	$10,651	$7,560,142	$7,570,793
Multifamily	—	—	—	—	2,247,282	2,247,282
Commercial real estate owner occupied	533	—	7,004	7,537	1,057,469	1,065,006
Commercial real estate non-owner occupied	—	—	62	62	1,497,323	1,497,385
Construction	—	—	—	—	98,626	98,626
Residential real estate	6,279	2,935	3,769	12,983	507,587	520,570
Manufactured housing	439	196	1,906	2,541	27,746	30,287
Installment	4,843	6,507	4,944	16,294	662,524	678,818
Total	$17,705	$11,130	$21,233	$50,068	$13,658,699	$13,708,767

	December 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,655	$19,854	$3,606	$27,115	$6,974,904	$7,002,019
Multifamily	—	—	11,834	11,834	2,240,412	2,252,246
Commercial real estate owner occupied	11,395	—	8,071	19,466	1,081,478	1,100,944
Commercial real estate non-owner occupied	—	—	17,007	17,007	1,342,123	1,359,130
Construction	—	—	—	—	147,209	147,209
Residential real estate	9,541	4,560	3,384	17,485	479,074	496,559
Manufactured housing	766	155	2,262	3,183	29,940	33,123
Installment	7,918	5,108	5,613	18,639	695,014	713,653
Total	$33,275	$29,677	$51,777	$114,729	$12,990,154	$13,104,883
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $4.7 million and $17.1 million as of June 30, 2025 and December 31, 2024, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans.
(4)Includes PCD loans of $109.3 million and $126.4 million at June 30, 2025 and December 31, 2024, respectively. Customers acquired $32.1 million of PCD commercial and industrial loans and recognized $1.0 million of allowance for credit losses upon acquisition during the three and six months ended June 30, 2025.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status:

	June 30, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$4,218	$—	$4,218	$4,041	$—	$4,041
Multifamily	—	—	—	11,834	—	11,834
Commercial real estate owner occupied	7,005	—	7,005	8,090	—	8,090
Commercial real estate non-owner occupied	62	—	62	354	—	354
Residential real estate	7,964	270	8,234	8,274	440	8,714
Manufactured housing	—	1,608	1,608	—	1,852	1,852
Installment	—	4,944	4,944	—	5,613	5,613
Total	$19,249	$6,822	$26,071	$32,593	$7,905	$40,498
Interest income recognized on nonaccrual loans was insignificant for the three and six months ended June 30, 2025 and 2024. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three and six months ended June 30, 2025 and 2024.
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
At June 30, 2025 and December 31, 2024, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, installment, at fair value
Customers has a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers has been originating consumer installment loans and holding these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the three months ended June 30, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value.
At June 30, 2025, Customers had $2.0 million of consumer installment loans, at fair value, in nonaccrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and six months ended June 30, 2025 and 2024 are presented in the tables below:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2025
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076
Allowance for credit losses on PCD loans, net of charge-offs and recoveries (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(5,996)	—	(417)	—	—	—	—	(10,750)	(17,163)
Recoveries	2,125	—	6	—	3	4	—	1,910	4,048
Provision (benefit) for credit losses on loans and leases	8,549	2,074	2,145	2,621	893	164	(79)	2,090	18,457
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Six Months Ended June 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(10,503)	(3,834)	(436)	—	—	—	—	(23,153)	(37,926)
Recoveries	3,401	—	9	—	6	4	—	4,247	7,667
Provision (benefit) for credit losses on loans and leases	12,985	6,187	2,186	3,274	904	359	(108)	14,115	39,902
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2024
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296
Charge-offs	(7,348)	(1,433)	—	—	—	—	—	(13,943)	(22,724)
Recoveries	1,683	—	—	—	7	20	—	2,303	4,013
Provision (benefit) for credit losses on loans and leases	6,383	3,778	(1,770)	(354)	(17)	(843)	(66)	10,740	17,851
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Six Months Ended June 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(12,744)	(1,906)	(22)	—	—	(19)	—	(30,860)	(45,551)
Recoveries	3,407	—	—	—	7	21	—	5,437	8,872
Provision (benefit) for credit losses on loans and leases	9,555	6,215	(1,429)	1,107	367	(704)	(145)	18,838	33,804
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436

(1)    Includes specialized lending.
(2)    Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the three and six months ended June 30, 2025.
At June 30, 2025, the ACL on loans and leases was $147.4 million, an increase of $10.6 million from the December 31, 2024 balance of $136.8 million. The increase in ACL for the three and six months ended June 30, 2025 was primarily attributable to slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment.
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
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Personal installment	$665	$233	$789	$—	$1,687	0.37%
Total	$665	$233	$789	$—	$1,687

	Three Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,997	$1,756	$—	$—	$3,753	0.06%
Commercial real estate non-owner occupied	17,265	—	—	—	17,265	1.44%
Manufactured housing	82	—	—	49	131	0.36%
Personal installment	373	34	35	—	442	0.09%
Total	$19,717	$1,790	$35	$49	$21,591

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$731	$760	$—	$—	$1,491	0.02%
Personal installment	2,922	1,491	888	126	5,427	1.19%
Total	$3,653	$2,251	$888	$126	$6,918

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,997	$3,743	$—	$—	$5,740	0.09%
Multifamily	—	10,691	—	—	10,691	0.52%
Commercial real estate non-owner occupied	17,265	—	—	—	17,265	1.44%
Residential real estate	—	53	—	—	53	0.01%
Manufactured housing	82	—	—	49	131	0.36%
Personal installment	3,840	189	68	—	4,097	0.86%
Total	$23,184	$14,676	$68	$49	$37,977

As of June 30, 2025, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and six months ended June 30, 2025.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	0	0	$—	—%	1	7	$—
Commercial real estate non-owner occupied	—	0	0	—	—	12	0	—
Manufactured housing	—	0	0	—	4.3	50	0	—
Personal installment	—	5	9	794	—	4	7	41

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	11	6	$—	—%	1	5	$—
Multifamily	—	0	0	—	—	0	5	—
Commercial real estate non-owner occupied	—	0	0	—	—	12	0	—
Residential real estate	—	0	0	—	—	0	5	—
Manufactured housing	—	0	0	—	4.3	50	0	—
Personal installment	11.5	5	7	867	—	6	7	141

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended June 30, 2025 and 2024:

	June 30, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$6,286	$6,286
Residential real estate	—	—	—	301	301
Manufactured housing	—	—	—	167	167
Personal installment	542	574	517	5,431	7,064
Total	$542	$574	$517	$12,185	$13,818

	June 30, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$3,743	$14,101	$17,844
Multifamily	—	—	—	10,691	10,691
Commercial real estate non-owner occupied	—	—	—	17,265	17,265
Residential real estate	—	—	—	99	99
Manufactured housing	124	36	—	317	477
Personal installment	510	312	417	9,317	10,556
Total	$634	$348	$4,160	$51,790	$56,932
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended June 30, 2025 and 2024, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
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

Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of June 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$1,542,752	$1,416,872	$678,303	$1,073,219	$308,666	$154,004	$2,018,133	$144,228	$7,336,177
Special mention	7,200	11,194	—	22,625	3,993	—	13,736	7,956	66,704
Substandard	—	3,750	1,399	19,790	394	94,403	45,629	2,547	167,912
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,549,952	$1,431,816	$679,702	$1,115,634	$313,053	$248,407	$2,077,498	$154,731	$7,570,793

Commercial and industrial loans and leases charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$5,565	$—	$431	$—	$—	$5,996
Six Months Ended June 30, 2025	—	—	103	9,578	12	810	—	—	10,503

Multifamily loans:
Pass	$152,314	$239,500	$794	$1,165,607	$274,385	$311,652	$—	$—	$2,144,252
Special mention	—	—	—	11,242	9,535	17,890	—	—	38,667
Substandard	—	—	—	7,243	11,955	45,165	—	—	64,363
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$152,314	$239,500	$794	$1,184,092	$295,875	$374,707	$—	$—	$2,247,282

Multifamily loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2025	—	—	—	—	—	3,834	—	—	3,834

Commercial real estate owner occupied loans:
Pass	$66,025	$394,619	$53,471	$208,759	$164,087	$134,525	$7,605	$34	$1,029,125
Special mention	—	—	—	392	1,520	7,086	—	11,061	20,059
Substandard	—	—	2,944	—	—	12,878	—	—	15,822
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$66,025	$394,619	$56,415	$209,151	$165,607	$154,489	$7,605	$11,095	$1,065,006

Commercial real estate owner occupied loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$417	$—	$—	$—	$—	$417
Six Months Ended June 30, 2025	—	—	—	417	—	19	—	—	436

Commercial real estate non-owner occupied loans:
Pass	$197,119	$162,718	$16,348	$393,371	$94,341	$573,579	$2,000	$—	$1,439,476
Special mention	—	—	21,971	26,639	—	547	—	—	49,157
Substandard	—	—	—	—	—	8,752	—	—	8,752
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$197,119	$162,718	$38,319	$420,010	$94,341	$582,878	$2,000	$—	$1,497,385

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2025	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$9,917	$32,740	$36,512	$19,457	$—	$—	$—	$—	$98,626
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$9,917	$32,740	$36,512	$19,457	$—	$—	$—	$—	$98,626

Construction loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2025	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$1,975,327	$2,261,393	$811,742	$2,948,344	$868,876	$1,360,481	$2,087,103	$165,826	$12,479,092

Total commercial loans and leases receivable charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$5,982	$—	$431	$—	$—	$6,413
Six Months Ended June 30, 2025	—	—	103	9,995	12	4,663	—	—	14,773

Residential real estate loans:
Performing	$41,585	$43,880	$20,275	$158,868	$119,203	$80,485	$48,282	$—	$512,578
Non-performing	—	135	416	1,200	1,160	4,796	285	—	7,992
Total residential real estate loans	$41,585	$44,015	$20,691	$160,068	$120,363	$85,281	$48,567	$—	$520,570

Residential real estate loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2025	—	—	—	—	—	—	—	—	—

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$29,186	$—	$—	$29,186
Non-performing	—	—	—	—	—	1,101	—	—	1,101
Total manufactured housing loans	$—	$—	$—	$—	$—	$30,287	$—	$—	$30,287

Manufactured housing loans charge-offs:
Three Months Ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2025	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$35,106	$89,950	$194,252	$199,486	$64,404	$40,627	$43,786	$2	$667,613
Non-performing	951	6,010	1,830	1,367	641	313	93	—	11,205
Total installment loans	$36,057	$95,960	$196,082	$200,853	$65,045	$40,940	$43,879	$2	$678,818

Installment loans charge-offs:
Three Months Ended June 30, 2025	$364	$1,081	$3,258	$3,437	$1,713	$897	$—	$—	$10,750
Six Months Ended June 30, 2025	581	1,739	6,557	8,266	4,277	1,733	—	—	23,153

Total consumer loans	$77,642	$139,975	$216,773	$360,921	$185,408	$156,508	$92,446	$2	$1,229,675

Total consumer loans charge-offs:
Three Months Ended June 30, 2025	$364	$1,081	$3,258	$3,437	$1,713	$897	$—	$—	$10,750
Six Months Ended June 30, 2025	581	1,739	6,557	8,266	4,277	1,733	—	—	23,153

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Loans and leases receivable	$2,052,969	$2,401,368	$1,028,515	$3,309,265	$1,054,284	$1,516,989	$2,179,549	$165,828	$13,708,767

Loans and leases receivable charge-offs:
Three Months Ended June 30, 2025	$364	$1,081	$3,258	$9,419	$1,713	$1,328	$—	$—	$17,163
Six Months Ended June 30, 2025	$581	$1,739	$6,660	$18,261	$4,289	$6,396	$—	$—	$37,926

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,103,150	$738,456	$1,278,246	$333,068	$107,840	$6,742	$1,907,480	$336,100	$6,811,082
Special mention	16,905	—	6,933	1,522	—	62	8,144	3,630	37,196
Substandard	—	1,631	43,668	11,525	4,178	62,095	27,830	2,814	153,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,120,055	$740,087	$1,328,847	$346,115	$112,018	$68,899	$1,943,454	$342,544	$7,002,019

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2024 (1)	$312	$2,765	$5,833	$4,865	$2,429	$7,531	$—	$—	$23,735

Multifamily loans:
Pass	$235,685	$813	$1,182,371	$288,055	$124,779	$314,967	$—	$—	$2,146,670
Special mention	—	—	14,040	12,093	—	32,316	—	—	58,449
Substandard	—	—	—	—	—	47,127	—	—	47,127
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$235,685	$813	$1,196,411	$300,148	$124,779	$394,410	$—	$—	$2,252,246

Multifamily loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$4,073	$—	$—	$4,073

Commercial real estate owner occupied loans:
Pass	$395,522	$54,356	$211,300	$195,169	$42,078	$118,677	$7,605	$104	$1,024,811
Special mention	—	—	159	16,429	10,000	15,885	—	11,136	53,609
Substandard	—	2,944	703	—	—	18,877	—	—	22,524
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$395,522	$57,300	$212,162	$211,598	$52,078	$153,439	$7,605	$11,240	$1,100,944

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$365	$—	$—	$365

Commercial real estate non-owner occupied loans:
Pass	$163,429	$30,367	$412,352	$96,656	$165,111	$413,336	$2,000	$—	$1,283,251
Special mention	—	12,000	4,277	—	—	431	—	—	16,708
Substandard	—	—	—	—	—	59,171	—	—	59,171
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$163,429	$42,367	$416,629	$96,656	$165,111	$472,938	$2,000	$—	$1,359,130

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$145	$—	$—	$—	$145

Construction loans:
Pass	$16,103	$22,610	$94,957	$—	$—	$4,446	$—	$—	$138,116
Special mention	—	9,093	—	—	—	—	—	—	9,093
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$16,103	$31,703	$94,957	$—	$—	$4,446	$—	$—	$147,209

Construction loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$2,930,794	$872,270	$3,249,006	$954,517	$453,986	$1,094,132	$1,953,059	$353,784	$11,861,548

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$312	$2,765	$5,833	$4,865	$2,574	$11,969	$—	$—	$28,318

Residential real estate loans:
Performing	$45,757	$20,701	$163,473	$123,170	$5,827	$77,989	$50,807	$—	$487,724
Non-performing	138	273	925	1,077	317	5,425	680	—	8,835
Total residential real estate loans	$45,895	$20,974	$164,398	$124,247	$6,144	$83,414	$51,487	$—	$496,559

Residential real estate loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$38	$—	$—	$38

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$31,570	$—	$—	$31,570
Non-performing	—	—	—	—	—	1,553	—	—	1,553
Total manufactured housing loans	$—	$—	$—	$—	$—	$33,123	$—	$—	$33,123

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$86,018	$164,223	$255,777	$98,375	$31,808	$25,733	$46,126	$5	$708,065
Non-performing	238	1,829	1,698	918	260	504	141	—	5,588
Total installment loans	$86,256	$166,052	$257,475	$99,293	$32,068	$26,237	$46,267	$5	$713,653

Installment loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,792	$—	$—	$56,109

Total consumer loans	$132,151	$187,026	$421,873	$223,540	$38,212	$142,774	$97,754	$5	$1,243,335

Total consumer loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,830	$—	$—	$56,147

Loans and leases receivable	$3,062,945	$1,059,296	$3,670,879	$1,178,057	$492,198	$1,236,906	$2,050,813	$353,789	$13,104,883

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$3,109	$11,556	$28,540	$20,076	$5,385	$15,799	$—	$—	$84,465

(1)    Charge-offs for the year ended December 31, 2024 included $5.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Purchases (1)
Other commercial and industrial	$52,776	$—	$53,855	$7,403
Construction	10,080	—	10,080	—
Personal installment (2)	40,700	43,241	145,641	43,241
Total	$103,556	$43,241	$209,576	$50,644
Sales (3)
Other commercial and industrial	$—	$23,708	$—	$23,708
Multifamily	—	—	8,000	—
Personal installment	—	—	281	—
Total	$—	$23,708	$8,281	$23,708
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 74.4% and 99.5% of the loans’ unpaid principal balance for the three months ended June 30, 2025 and 2024, respectively. The purchase price was 87.1% and 99.6% of the loans’ unpaid principal balance for the six months ended June 30, 2025 and 2024, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2025 and 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment was insignificant for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, sales of loans held for investment resulted in net losses of $0.2 million included in net gain (loss) on sale of loans and leases in the consolidated statements of income.
$32.1 million of the other commercial and industrial loans purchased during three and six months ended June 30, 2025 were classified as PCD. The reconciliation between the purchase price and the unpaid principal balance was as follows:

(amounts in thousands)
Par value	$32,050
Unamortized discount	(16,217)
Allowance for credit losses	(1,000)
Purchase price	$14,833

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial, PPP and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $7.9 billion and $8.0 billion at June 30, 2025 and December 31, 2024, respectively.
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

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2025	December 31, 2024
ASSETS
Operating lease ROU assets	Other assets	$33,110	$35,322
LIABILITIES
Operating lease liabilities	Other liabilities	$36,575	$37,882
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2025	2024	2025	2024
Operating lease cost (1)	Occupancy expenses	$1,877	$1,300	$3,826	$2,485
(1) There were no variable lease costs for the three and six months ended June 30, 2025 and 2024, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2025:

(amounts in thousands)	June 30, 2025
2025	$3,174
2026	6,647
2027	6,161
2028	5,546
2029	4,802
Thereafter	17,171
Total minimum payments	43,501
Less: interest	6,926
Present value of lease liabilities	$36,575
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively. Cash paid pursuant to the operating lease liabilities was $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	8.0 years	8.2 years

Weighted average discount rate
Operating leases	4.15%	4.22%
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
Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three and six months ended June 30, 2025 and 2024.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $15.3 million and $10.5 million for the three months ended June 30, 2025 and 2024, respectively. Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $29.8 million and $20.1 million for the six months ended June 30, 2025 and 2024, respectively.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2025 and December 31, 2024:

(amounts in thousands)	Classification	June 30, 2025	December 31, 2024
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$250,112	$251,507
Guaranteed residual assets	Loans and leases receivable	26,977	24,045
Unguaranteed residual assets	Loans and leases receivable	11,513	10,463
Deferred initial direct costs	Loans and leases receivable	1,329	1,352
Unearned income	Loans and leases receivable	(25,592)	(24,673)
Net investment in direct financing and sales-type leases		$264,339	$262,694

Operating leases
Investment in operating leases	Other assets	$331,187	$308,993
Accumulated depreciation	Other assets	(98,189)	(95,053)
Deferred initial direct costs	Other assets	1,061	978
Net investment in operating leases		234,059	214,918
Total lease assets		$498,398	$477,612

Maturities of operating and direct financing and sales-type lease receivables were as follows at June 30, 2025:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2025	$27,599	$40,990
2026	56,305	65,940
2027	43,816	57,294
2028	67,332	38,480
2029	29,261	26,264
Thereafter	44,460	21,144
Total minimum payments	$268,773	250,112
Less: interest		25,592
Present value of lease receivables		$224,520
NOTE 9 – DEPOSITS
The components of deposits at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
(amounts in thousands)
Demand, non-interest bearing	$5,481,065	$5,608,288
Demand, interest bearing	4,912,839	5,553,698
Savings, including money market deposit accounts	5,581,588	4,976,270
Time	3,000,526	2,708,205
Total deposits	$18,976,018	$18,846,461
The scheduled maturities for time deposits at June 30, 2025 were as follows:

(amounts in thousands)	June 30, 2025
2025	$411,584
2026	1,065,068
2027	470,409
2028	534,721
2029	394,887
Thereafter	123,857
Total time deposits	$3,000,526
Time deposits greater than the FDIC limit of $250,000 totaled $916.7 million and $803.1 million at June 30, 2025 and December 31, 2024, respectively.
Demand deposit overdrafts reclassified as loans were $0.9 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 and December 31, 2024, the Bank had $1.6 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.7 billion and $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.49%	$100,000	4.61%
Total short-term debt	$100,000		$100,000
The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	June 30, 2025 (1)	December 31, 2024 (2)
FHLB advances
Maximum outstanding at any month end	$100,000	$150,000
Average balance during the period	72,928	8,880
Weighted-average interest rate during the period	4.58%	5.71%
(1)    For the six months ended June 30, 2025.
(2)    For the year ended December 31, 2024.
At June 30, 2025 and December 31, 2024, Customers Bank had aggregate availability under federal funds lines totaling $1.6 billion and $1.7 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,095,377	(2)	4.19%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,095,377				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $850.0 million with maturities ranging from September 2025 to March 2028, and variable rate long-term advances from FHLB of $240.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at June 30, 2025.
(2)    Includes $5.4 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2025 and December 31, 2024, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
Maturities of long-term FHLB advances were as follows at June 30, 2025:

	June 30, 2025
(dollars in thousands)	Amount (1)	Rate (2)
2025	$100,000	4.42%
2026	250,000	4.43%
2027	560,000	3.93%
2028	180,000	4.55%
2029	—	—%
Thereafter	—	—%
Total long-term FHLB advances	$1,090,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $240.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

The maximum borrowing capacity with the FHLB and FRB at June 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	June 30, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,819,412	$3,562,171
Total maximum borrowing capacity with the FRB	4,134,678	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	9,471,384	9,722,736
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	June 30, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,138	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,138	$99,068

Customers Bancorp	Subordinated (2)(3)	$73,038	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,611	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,649	$182,509
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
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the six months ended June 30, 2025. As of March 30, 2025, Customers had purchased all shares authorized under the 2024 Share Repurchase Program.
Preferred Stock
As of June 30, 2025 and December 31, 2024, Customers Bancorp had one and two series of preferred stock outstanding, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding.

The table below summarizes Customers’ issuances of preferred stock that remain outstanding at June 30, 2025 and December 31, 2024 and the dividends paid per share:

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month SOFR (1) Plus:	Dividend Paid Per Share in 2025 (2)
Fixed-to-floating rate:	Issue Date	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Series E	April 28, 2016	—	2,300,000	$—	$55,593	6.45%	June 15, 2021	5.140%	$1.23
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.18
Totals		3,400,000	5,700,000	$82,201	$137,794
(1)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
(2)    For the six months ended June 30, 2025.
NOTE 12 — SHARE-BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At June 30, 2025 and December 31, 2024, the aggregate number of shares of common stock available for grant under the 2019 Plan was 533,513 and 841,513 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the three months ended June 30, 2025 and 2024 was $4.1 million and $2.9 million, respectively. Total share-based compensation expense for the team members’ incentives for the six months ended June 30, 2025 and 2024 was $8.0 million and $6.4 million, respectively. At June 30, 2025, there was $29.5 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2029.
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions under a long-term incentive compensation plan. There were 59,683 and 73,126 restricted stock units granted under the 2019 Plan during the three months ended June 30, 2025 and 2024, respectively. There were 338,498 and 277,401 restricted stock units granted under the 2019 Plan during the six months ended June 30, 2025 and 2024, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 41,823 and 39,555 of those units for the three and six months ended June 30, 2025 and 2024, respectively, also subject to the performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
The tables below present the status of the restricted stock units at June 30, 2025 and 2024, and changes during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at April 1,	980,921	$39.18	1,273,595	$29.69
Granted	59,683	42.77	73,126	46.03
Vested	(167,172)	27.25	(202,113)	24.86
Forfeited	(37,489)	45.87	(63,506)	33.09
Outstanding and unvested at June 30,	835,943	41.52	1,081,102	31.50

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31,	1,110,122	$32.61	1,159,782	$26.78
Granted	338,498	49.28	277,401	48.82
Vested	(570,949)	28.31	(286,751)	28.46
Forfeited	(41,728)	45.20	(69,330)	32.54
Outstanding and unvested at June 30,	835,943	41.52	1,081,102	31.50
On July 25, 2025, the Board of Directors of the Company, upon the recommendation of the Leadership Development and Compensation Committee, approved the grant of an incentive award of 225,000 performance-based restricted stock units subject to certain performance conditions under the Company’s 2019 Stock Incentive Plan in connection with an executive appointment. These restricted stock units vest if the executive is employed by the Company as of January 1, 2031 and, at any time during a five-year period commencing on January 1, 2026, the average closing price of the Company’s common stock is, for 20 consecutive trading days, equal to or greater than $125.00.
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
As of June 30, 2025 and December 31, 2024, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	June 30, 2025	December 31, 2024
Commitments to fund loans and leases	$239,753	$165,881
Unfunded commitments to fund mortgage finance loans	1,406,308	1,562,593
Unfunded commitments under lines of credit and credit cards	3,769,483	3,825,727
Letters of credit	35,019	31,832
Other unused and unfunded commitments	30,486	28,904
Allowance For Credit Losses on Lending-Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a provision for credit losses of $1.6 million and $2.8 million for the three and six months ended June 30, 2025 resulting in an ACL of $7.7 million as of June 30, 2025. Customers recognized a provision for credit losses of $1.6 million and $2.0 million for the three and six months ended June 30, 2024 resulting in an ACL of $4.9 million as of June 30, 2024. Customers had an ACL on unfunded lending-related commitments of $4.9 million as of December 31, 2024. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
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

In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2025 and December 31, 2024, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,846,512	12.050%	$689,552	4.500%	N/A	N/A	$1,072,636	7.000%
Customers Bank	$1,989,341	13.003%	$688,458	4.500%	$994,439	6.500%	$1,070,935	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,928,713	12.587%	$919,402	6.000%	N/A	N/A	$1,302,487	8.500%
Customers Bank	$1,989,341	13.003%	$917,944	6.000%	$1,223,925	8.000%	$1,300,421	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,220,223	14.489%	$1,225,870	8.000%	N/A	N/A	$1,608,954	10.500%
Customers Bank	$2,206,899	14.425%	$1,223,925	8.000%	$1,529,907	10.000%	$1,606,402	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,928,713	8.583%	$898,830	4.000%	N/A	N/A	$898,830	4.000%
Customers Bank	$1,989,341	8.860%	$898,110	4.000%	$1,122,638	5.000%	$898,110	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of June 30, 2025 and December 31, 2024:
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
Loans held for sale and Loans receivable - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreement with fintech companies, and generally held for up to 90 days prior to sale. During the six months ended June 30, 2025, Customers transferred medical installment loans from held for sale to held for investment in connection with a lending arrangement with a fintech company that expired in the second quarter of 2025. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Derivatives (assets and liabilities):
The fair values of interest rate swaps, caps and collars and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for Customers and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
The estimated fair values of Customers’ financial instruments at June 30, 2025 and December 31, 2024 were as follows:

			Fair Value Measurements at June 30, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,503,511	$3,503,511	$3,503,511	$—	$—
Debt securities, available for sale	1,846,566	1,846,566	—	1,617,868	228,698
Debt securities, held to maturity	853,126	794,435	—	443,000	351,435
Loans held for sale	32,963	32,963	—	5,180	27,783
Total loans and leases receivable, net of allowance for credit losses on loans and leases	15,232,019	14,954,795	—	1,536,254	13,418,541
FHLB, Federal Reserve Bank, and other restricted stock	100,590	100,590	—	100,590	—
Derivatives	13,611	13,611	—	13,515	96
Liabilities:
Deposits	$18,976,018	$18,996,060	$15,975,492	$3,020,568	$—
FHLB advances	1,195,377	1,194,067	—	1,194,067	—
Other borrowings	99,138	82,000	—	82,000	—
Subordinated debt	182,649	168,868	—	168,868	—
Derivatives	18,824	18,824	—	18,824	—

			Fair Value Measurements at December 31, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,785,931	$3,785,931	$3,785,931	$—	$—
Debt securities, available for sale	1,985,438	1,985,438	—	1,972,202	13,236
Debt securities, held to maturity	991,937	934,677	—	461,307	473,370
Loans held for sale	204,794	204,794	—	1,836	202,958
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	14,104,884	—	1,321,128	12,783,756
FHLB, Federal Reserve Bank, and other restricted stock	96,214	96,214	—	96,214	—
Derivatives	15,263	15,263	—	15,223	40
Liabilities:
Deposits	$18,846,461	$18,842,810	$16,138,256	$2,704,554	$—
FHLB advances	1,128,352	1,103,324	—	1,103,324	—
Other borrowings	99,068	88,000	—	88,000	—
Subordinated debt	182,509	167,601	—	167,601	—
Derivatives	22,570	22,570	—	22,570	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$228,698	$228,698
Agency-guaranteed residential mortgage-backed securities	—	454,631	—	454,631
Agency-guaranteed residential collateralized mortgage obligations	—	327,338	—	327,338
Agency-guaranteed commercial collateralized mortgage obligations	—	94,731	—	94,731
Collateralized loan obligations	—	10,552	—	10,552
Corporate notes	—	366,210	—	366,210
Private label collateralized mortgage obligations	—	364,406	—	364,406
Derivatives	—	13,515	96	13,611
Loans held for sale – fair value option	—	5,180	27,783	32,963
Loans receivable, mortgage finance – fair value option	—	1,536,254	—	1,536,254
Loans receivable, installment – fair value option	—	—	123,354	123,354
Total assets – recurring fair value measurements	$—	$3,172,817	$379,931	$3,552,748
Liabilities
Derivatives	$—	$18,824	$—	$18,824
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$5,490	$5,490
Other real estate owned	—	—	12,306	12,306
Total assets – nonrecurring fair value measurements	$—	$—	$17,796	$17,796

	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$13,236	$13,236
Agency-guaranteed residential mortgage–backed securities	—	327,038	—	327,038
Agency-guaranteed residential collateralized mortgage obligations	—	226,746	—	226,746
Agency-guaranteed commercial collateralized mortgage obligations	—	93,075	—	93,075
Collateralized loan obligations	—	255,407	—	255,407
Commercial mortgage-backed securities	—	77,708	—	77,708
Corporate notes	—	516,330	—	516,330
Private label collateralized mortgage obligations	—	475,898	—	475,898
Derivatives	—	15,223	40	15,263
Loans held for sale – fair value option	—	1,836	162,055	163,891
Loans receivable, mortgage finance – fair value option	—	1,321,128	—	1,321,128
Total assets – recurring fair value measurements	$—	$3,310,389	$175,331	$3,485,720
Liabilities
Derivatives	$—	$22,570	$—	$22,570
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,048	$18,048
Total assets – nonrecurring fair value measurements	$—	$—	$18,048	$18,048

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024 are summarized in the tables below:

	Asset-backed securities
(amounts in thousands)	Three Months Ended June 30,
	2025	2024
Balance at April 1	$168,475	$28,263
Purchases	78,429	—
Principal payments and premium amortization	(17,922)	(6,834)
Increase in allowance for credit losses	(400)	—
Decrease in allowance for credit losses	169	83
Change in fair value recognized in OCI	(53)	350
Balance at June 30	$228,698	$21,862

	Asset-backed securities
(amounts in thousands)	Six Months Ended June 30,
	2025	2024
Balance at January 1	$13,236	$34,949
Purchases	236,256	—
Principal payments and premium amortization	(20,999)	(13,948)
Increase in allowance for credit losses	(466)	—
Decrease in allowance for credit losses	244	116
Change in fair value recognized in OCI	427	745
Balance at June 30	$228,698	$21,862

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three and six months ended June 30, 2025 and 2024 are summarized in the tables below:

	Other Installment Loans
(amounts in thousands)	Three Months Ended June 30,
	2025	2024
Balance at April 1	$138,224	$219,015
Originations	1,625	245,025
Sales	(357)	(160,015)
Principal payments	(18,087)	(56,583)
Change in fair value recognized in earnings	2,050	—
Balance at June 30	$123,455	$247,442

	Other Installment Loans
(amounts in thousands)	Six Months Ended June 30,
	2025	2024
Balance at January 1	$162,055	$188,062
Originations	195,958	480,456
Sales	(175,921)	(318,230)
Principal payments	(60,687)	(102,846)
Change in fair value recognized in earnings	2,050	—
Balance at June 30	$123,455	$247,442

There were no transfers between levels during the three and six months ended June 30, 2025 and 2024.

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2025 and December 31, 2024 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2025
Asset-backed securities	$228,698	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 9% (9%) 2% - 10% (4%) 19% - 20% (19%)
Other real estate owned	12,306	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2024
Asset-backed securities	$13,236	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 5% - 10% (7%) 19% - 20% (19%)
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
At June 30, 2025, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.6 billion that were designated as fair value hedges of certain deposits and FHLB advances. Customers did not enter into any interest rate derivatives during the three months ended June 30, 2025. During the six months ended June 30, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. During the three and six months ended June 30, 2024, Customers entered into 25 interest rate derivatives with notional amounts totaling $1.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. At December 31, 2024, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.
As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
AFS debt securities	$—	$10,000	$—	$—
Deposits	1,715,082	1,794,923	21,870	(6,042)
FHLB advances	850,000	1,200,000	5,377	(1,648)
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At June 30, 2025, Customers had 122 interest rate swaps with an aggregate notional amount of $1.2 billion and eight interest rate caps and collars with an aggregated notional amount of $310.2 million related to this program. At December 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $150.0 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps, caps and collars (1)	Other assets	$13,515	Other liabilities	$18,664

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$15,223	Other liabilities	$22,567
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2025 and 2024:

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2025	2024	2025	2024
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(2,322)	$3,563	$(4,290)	$11,736
Recognized on hedged AFS debt securities	Net interest income	—	(256)	—	(433)
Recognized on hedged deposits	Net interest income	1,563	(1,686)	2,736	(1,686)
Recognized on hedged FHLB advances	Net interest income	996	(1,621)	1,890	(9,617)
Total		$237	$—	$336	$—
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$892	$63	$1,671	$735

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of June 30, 2025, the fair value of derivatives in a net asset position related to these agreements was $3.8 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $4.6 million of cash as collateral at June 30, 2025. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
June 30, 2025
Interest rate derivative assets with institutional counterparties	$8,814	$(4,986)	$(3,828)	$—

Interest rate derivative liabilities with institutional counterparties	$4,986	$(4,986)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2024
Interest rate derivative assets with institutional counterparties	$14,782	$(577)	$(14,205)	$—

Interest rate derivative liabilities with institutional counterparties	$577	$(577)	$—	$—

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
Chun Yao Chang Matter
On December 2, 2024, a federal securities class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, captioned Chang v. Customers Bancorp, Inc. et al., Case No. 2:24-cv-06416-JS, by Chun Yao Chang against Customers Bancorp, Jay Sidhu, its Chief Executive Officer and Executive Chairman of the Company’s Board of Directors, and Carla Leibold, its former Chief Financial Officer. The action alleges that Customers Bancorp and the individual defendants made materially false and/or misleading statements and/or omissions during the class period of March 1, 2024 through August 8, 2024, and that such statements violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of Customers Bancorp. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. On January 31, 2025, Chun Yao Chang filed the only application for appointment as lead plaintiff with The Rosen Law Firm, P.A. as counsel. On June 24, 2025, the court denied plaintiff’s motion for appointment as lead counsel, finding that plaintiff had not made the required prima facie showing that he will be an adequate class representative. Customers Bancorp intends to defend itself against this action.
Demand Letter
On or about June 17, 2025, the Company’s Board of Directors received a letter demanding it investigate and pursue causes of action, purportedly on behalf of the Company, against certain current and former directors and/or officers of the Company based on alleged deficiencies in the Company’s disclosures concerning anti-money laundering and bank secrecy compliance (the “Demand Letter”). In response to the Demand Letter, on July 23, 2025, the Board approved the formation of a Special Litigation Committee comprised entirely of independent directors to investigate the allegations raised.
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
Customers’ CODM is the Executive Committee (the “Executive Committee”) that includes the Chief Executive Officer, President, Chief Financial Officer, the Bank’s Chief Financial Officer, Chief Banking Officer, Chief Risk Officer and Chief Credit Officer. The Executive Committee assesses performance of Customers on a consolidated basis, and decides how to allocate resources based on net income that is also reported as net income available to common shareholders on the consolidated statement of income.
The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, tax equivalent, return on average assets, return on common equity and tangible common equity per common share, in deciding how to reinvest profits, such as originating loans and leases, investing in investment securities, or to redeem shares in Customers’ preferred stock or repurchase shares in Customers’ common stock.
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

The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three and six months ended June 30, 2025 and 2024:

Segment profit or loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest income	$328,001	$334,038	$642,910	$665,815
Total interest expense	151,298	166,385	298,761	337,777
Net interest income	176,703	167,653	344,149	328,038
Provision for credit losses	20,781	18,121	49,078	35,191
Net interest income after provision for credit losses	155,922	149,532	295,071	292,847
Total non-interest income (1)	29,606	31,037	5,116	52,268
Non-interest expense:
Salaries and employee benefits	45,848	44,947	88,522	80,972
Technology, communication and bank operations	10,382	16,227	21,694	38,131
Commercial lease depreciation	8,743	7,829	17,206	15,799
Professional services	13,850	6,104	25,707	12,457
Loan servicing	4,053	3,516	8,683	7,547
Occupancy (2)	3,551	3,120	6,963	5,467
FDIC assessments, non-income taxes and regulatory fees	11,906	10,236	23,656	23,705
Advertising and promotion	461	1,254	989	1,936
Other (3)	7,832	10,219	15,977	16,607
Total non-interest expense	106,626	103,452	209,397	202,621
Income before income tax expense	78,902	77,117	90,790	142,494
Income tax expense	17,963	19,032	16,939	34,683
Segment net income	60,939	58,085	73,851	107,811
Preferred stock dividends	3,185	3,785	6,574	7,585
Loss on redemption of preferred stock	1,908	—	1,908	—
Segment net income available to common shareholders	$55,846	$54,300	$65,369	$100,226

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income available to common shareholders	$55,846	$54,300	$65,369	$100,226

Basic earnings per common share	$1.77	$1.72	$2.07	$3.18
Diluted earnings per common share	1.73	1.66	2.02	3.06
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $0.8 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements were $1.5 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
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
The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of June 30, 2025 and December 31, 2024:

Segment assets

(amounts in thousands)	June 30, 2025	December 31, 2024
Total assets	$22,550,800	$22,308,241
Adjustments and reconciling items	—	—
Consolidated total assets	$22,550,800	$22,308,241

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three and six months ended June 30, 2025. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2024 Form 10-K.
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
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation and sustained higher interest rate environment, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As the interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. Customers’ exposure to the higher risk commercial real estate office sector is minimal, representing approximately 1% of the loan portfolio as of June 30, 2025. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $5.1 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.5 billion as of June 30, 2025. The Bank’s estimated FDIC insured deposits represented approximately 61% of our deposits (inclusive of accrued interest) as of June 30, 2025. When including collateralized and affiliate deposits as FDIC insured, this number increased to 70% of our deposits as of June 30, 2025. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2025 is highly uncertain.
Other Developments
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain Tax Cuts & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others, among other provisions. Customers does not expect the provisions of the OBBBA to have a material impact on Customers’ consolidated financial statements.
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
Allowance for Credit Losses
Customers’ ACL at June 30, 2025 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of June 30, 2025 as compared to December 31, 2024 resulted primarily from slight deterioration in macroeconomic forecasts and higher loan balances held for investment. The provision for credit losses on loans and leases was $18.5 million and $39.9 million for the three and six months ended June 30, 2025, respectively, for an ending ACL balance of $155.1 million ($147.4 million for loans and leases and $7.7 million for unfunded lending-related commitments) as of June 30, 2025.
To determine the ACL as of June 30, 2025, Customers utilized Moody’s June 2025 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at June 2025 assumed slight deterioration in macroeconomic forecasts from the first quarter 2025 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board lowering interest rates in September and December 2025 and gradually reducing the policy rate to its neutral level by late 2026; high tariffs, including those on China, prove brief, but that tariffs remain materially higher than in 2024 through the end of the current administration’s term; failures of several banks in the first half of 2023 are not symptomatic of a serious broader problem in the financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or undermine economic growth; a cessation of the military conflict between Russia and Ukraine looks increasingly likely but the impact on energy, agriculture and other commodity markets will be modest; the war in Israel not spreading to other parts of the Middle East, including Iran and mitigating any disruption to global energy markets and global shipping; the CPI rising 2.8% in 2025 and 3.2% in 2026; and the unemployment rate rising to 4.2% in 2025 and 4.7% in 2026 as the outlook for the job market remains weak from the global trade war. Customers continues to monitor the impact of the U.S. banking system weaknesses, the military conflicts between Russia and Ukraine and in the Middle East, high tariffs, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.

As of December 31, 2024, the ACL ending balance was $141.7 million ($136.8 million for loans and leases and $4.9 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2024, Customers utilized the Moody’s December 2024 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2024 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2023; the Federal Reserve Board lowering interest rates twice in 2025 and gradually reducing the policy rate to its neutral level by late 2026, as slower progress in reducing inflation and additional inflationary pressures from the new administration’s fiscal, tariff and immigration plans suggest a slower pace of normalization than previously expected; failures of several regional banks in the first half of 2023 and recent issues around other banks are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its impact on energy, agriculture and other commodity markets and the global economy has largely faded; the war in Israel not spreading to other parts of the Middle East and disrupting global energy markets and global shipping; the CPI rising 2.3% in 2025 and 2.8% in 2026; and the unemployment rate rising to 4.1% in 2025 and 2026.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the impact of the current administration’s tariffs and deportations on the economy being significantly worse than expected causing inflation to rise and the Federal Reserve Board to raise the fed fund rate; elevated interest rates weakening credit-sensitive spending more than anticipated and business and consumer confidence to decline; military conflict between Russia and Ukraine persisting longer than expected; the conflict in Israel widening; the combination of tariffs, rising inflation, deportations, political tensions, elevated interest rates and reduced credit availability causing the economy to fall into recession in the third quarter of 2025; real GDP declining cumulatively by 2.6% from the second quarter of 2025 through the first quarter of 2026; declines in European economies and retaliatory tariffs hurting U.S. exports; and unemployment beginning to increase significantly in the third quarter of 2025 and peaking in the third quarter of 2026. Under this scenario, as an example, the unemployment rate is estimated at 5.4% and 8.2% in 2025 and 2026, respectively. These numbers represent a 1.2% and 3.5% higher unemployment estimate than the Baseline scenario projection of 4.2% and 4.7% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $82 million at June 30, 2025. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$176,703	$167,653	$9,050	5.4%	$344,149	$328,038	$16,111	4.9%
Provision for credit losses	20,781	18,121	2,660	14.7%	49,078	35,191	13,887	39.5%
Total non-interest income	29,606	31,037	(1,431)	(4.6)%	5,116	52,268	(47,152)	(90.2)%
Total non-interest expense	106,626	103,452	3,174	3.1%	209,397	202,621	6,776	3.3%
Income before income tax expense	78,902	77,117	1,785	2.3%	90,790	142,494	(51,704)	(36.3)%
Income tax expense	17,963	19,032	(1,069)	(5.6)%	16,939	34,683	(17,744)	(51.2)%
Net income	60,939	58,085	2,854	4.9%	73,851	107,811	(33,960)	(31.5)%
Preferred stock dividends	3,185	3,785	(600)	(15.9)%	6,574	7,585	(1,011)	(13.3)%
Loss on redemption of preferred stock	1,908	—	1,908	NM	1,908	—	1,908	NM
Net income available to common shareholders	$55,846	$54,300	$1,546	2.8%	$65,369	$100,226	$(34,857)	(34.8)%
Customers reported net income available to common shareholders of $55.8 million and $65.4 million for the three and six months ended June 30, 2025, respectively, compared to net income available to common shareholders of $54.3 million and $100.2 million for the three and six months ended June 30, 2024, respectively. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were as follows:
Net interest income
Net interest income increased $9.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from specialized lending, multifamily and mortgage finance, partially offset by a decrease in interest income from investment securities, consumer installment loans and interest-bearing deposits. Average interest-earning assets increased by $1.2 billion for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in interest-earning assets was primarily driven by an increase in specialized lending, partially offset by a decrease in investment securities. NIM decreased by 2 basis points to 3.27% for the three months ended June 30, 2025 from 3.29% for the three months ended June 30, 2024. The NIM decrease was primarily attributable to decreases in market interest rates in specialized lending and interest-earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 52 basis point decrease in the cost of interest-bearing liabilities for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.99% and 3.51% for the three months ended June 30, 2025 and 2024, respectively.
Net interest income increased $16.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from specialized lending, multifamily and mortgage finance, partially offset by a decrease in interest income from investment securities, interest-bearing deposits and consumer installment loans. Average interest-earning assets increased by $966.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in interest-earning assets was primarily driven by an increase in specialized lending. NIM remained unchanged at 3.20% for the six months ended June 30, 2025 and 3.20% for the six months ended June 30, 2024. The NIM for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily attributable to lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 53 basis point decrease in the cost of interest-bearing liabilities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, partially offset by decreases in market interest rates in specialized lending and interest-earning deposits. Customers’ total cost of funds, including non-interest bearing deposits was 2.98% and 3.53% for the six months ended June 30, 2025 and 2024, respectively.

Provision for credit losses
The $2.7 million increase in the provision for credit losses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 included $0.6 million increase in provision for credit losses on loans and leases for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which primarily reflects a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.07% of total loans and leases receivable at June 30, 2025, compared to 1.08% of total loans and leases receivable at June 30, 2024. Net charge-offs for the three months ended June 30, 2025 were $13.1 million, or 35 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.7 million, or 56 basis points on an annualized basis, for the three months ended June 30, 2024. The decrease in net charge-offs for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to lower charge-offs for consumer installment loans.
The $13.9 million increase in the provision for credit losses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 included $6.1 million increase in provision for credit losses on loans and leases for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which primarily reflects a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Net charge-offs for the six months ended June 30, 2025 were $30.3 million, or 41 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $36.7 million, or 56 basis points on an annualized basis, for the six months ended June 30, 2024. The decrease in net charge-offs for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to lower charge-offs for consumer installment loans.
The provision for credit losses for the three months ended June 30, 2025 and 2024 also included a provision for credit losses of $2.3 million and $0.3 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $9.2 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
Non-interest income
The $1.4 million decrease in non-interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from $11.0 million of unrealized gain on equity method investment with a fair value of $16.0 million purchased at a discount for the three months ended June 30, 2024 and an increase of $1.1 million in net loss on sale of investment securities, partially offset by increases of $5.4 million in other non-interest income, $3.9 million in loan fees, $0.8 million in commercial lease income and $0.2 million in bank-owned life insurance income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
The $47.2 million decrease in non-interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from $51.3 million of impairment loss on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin during the six months ended June 30, 2025, $11.0 million of unrealized gain on equity method investment with a fair value of $16.0 million purchased at a discount for the six months ended June 30, 2024 and an increase of $1.0 million in net loss on sale of investment securities, partially offset by increases of $6.7 million in other non-interest income, $5.8 million in loan fees, $1.8 million in commercial lease income and $1.6 million in bank-owned life insurance income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Non-interest expense
The $3.2 million increase in non-interest expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from increases of $7.7 million in professional services, $1.7 million in FDIC assessments, non-income taxes and regulatory fees, $0.9 million in commercial lease depreciation and $0.9 million in salaries and employee benefits. These increases were offset in part by decreases of $5.8 million in technology, communication and bank operations and $2.4 million in other non-interest expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
The $6.8 million increase in non-interest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from increases of $13.3 million in professional services, $7.6 million in salaries and employee benefits, $1.5 million in occupancy, $1.4 million in commercial lease depreciation and $1.1 million in loan servicing. These increases were offset in part by a decrease of $16.4 million in technology, communication and bank operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Included in the $16.4 million decrease in technology, communication and bank operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was $7.1 million of deposit servicing fees related to periods prior to 2024 that were recorded in the six months ended June 30, 2024.

Included in the slight decrease in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was $4.2 million in FDIC premiums related to periods prior to 2024 that were recorded in the six months ended June 30, 2024.
Income tax expense
Customers’ effective tax rate was 22.8% for the three months ended June 30, 2025 compared to 24.7% for the three months ended June 30, 2024. The decrease in the effective tax rate primarily resulted from an increase in estimated income tax credits for 2025.
Customers’ effective tax rate was 18.7% for the six months ended June 30, 2025 compared to 24.3% for the six months ended June 30, 2024. The decrease in the effective tax rate primarily resulted from lower pre-tax income, an increase in estimated income tax credits for 2025 and an increase in discrete tax benefits from share-based compensation for 2025.
Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $3.2 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. Preferred stock dividends were $6.6 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2025 and 2024. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,565,168	$39,972	4.50%	$3,325,771	$45,506	5.50%	$(8,668)	$3,134	$(5,534)
Investment securities (1)	2,890,878	37,381	5.19%	3,732,565	47,586	5.13%	558	(10,763)	(10,205)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	6,785,684	126,854	7.50%	5,446,882	120,977	8.93%	(21,199)	27,076	5,877
Other commercial and industrial loans (2)	1,484,528	25,862	6.99%	1,540,191	25,119	6.56%	1,652	(909)	743
Mortgage finance loans	1,501,484	18,349	4.90%	1,151,407	15,087	5.27%	(1,114)	4,376	3,262
Multifamily loans	2,317,381	25,281	4.38%	2,108,835	21,461	4.09%	1,595	2,225	3,820
Non-owner occupied commercial real estate loans	1,581,087	23,003	5.84%	1,396,771	20,470	5.89%	(174)	2,707	2,533
Residential mortgages	537,008	6,344	4.74%	520,791	5,955	4.60%	192	197	389
Installment loans	879,972	22,982	10.48%	1,186,486	28,867	9.79%	1,946	(7,831)	(5,885)
Total loans and leases (3)	15,087,144	248,675	6.61%	13,351,363	237,936	7.17%	(19,260)	29,999	10,739
Other interest-earning assets	133,824	1,973	5.91%	110,585	3,010	10.95%	(1,583)	546	(1,037)
Total interest-earning assets	21,677,014	328,001	6.07%	20,520,284	334,038	6.54%	(24,523)	18,486	(6,037)
Non-interest-earning assets	685,975			464,919
Total assets	$22,362,989			$20,985,203
Liabilities
Interest checking accounts	$4,935,587	47,245	3.84%	$5,719,698	64,047	4.50%	(8,685)	(8,117)	(16,802)
Money market deposit accounts	4,137,035	40,397	3.92%	3,346,718	38,167	4.59%	(6,058)	8,288	2,230
Other savings accounts	1,325,639	12,767	3.86%	1,810,375	21,183	4.71%	(3,389)	(5,027)	(8,416)
Certificates of deposit	2,852,645	33,636	4.73%	2,034,605	25,387	5.02%	(1,536)	9,785	8,249
Total interest-bearing deposits (4)	13,250,906	134,045	4.06%	12,911,396	148,784	4.63%	(18,603)	3,864	(14,739)
Borrowings	1,417,370	17,253	4.88%	1,454,010	17,601	4.87%	41	(389)	(348)
Total interest-bearing liabilities	14,668,276	151,298	4.14%	14,365,406	166,385	4.66%	(18,609)	3,522	(15,087)
Non-interest-bearing deposits (4)	5,593,581			4,701,695
Total deposits and borrowings	20,261,857		2.99%	19,067,101		3.51%
Other non-interest-bearing liabilities	221,465			203,714
Total liabilities	20,483,322			19,270,815
Shareholders’ equity	1,879,667			1,714,388
Total liabilities and shareholders’ equity	$22,362,989			$20,985,203
Net interest income		176,703			167,653		$(5,914)	$14,964	$9,050
Tax-equivalent adjustment		366			393
Net interest earnings		$177,069			$168,046
Interest spread			3.07%			3.03%
Net interest margin			3.27%			3.28%
Net interest margin tax equivalent (5)			3.27%			3.29%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.85% and 3.40% for the three months ended June 30, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended June 30, 2025 and 2024, presented to approximate interest income as a taxable asset.
Net interest income increased $9.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from specialized lending, multifamily and mortgage finance, partially offset by a decrease in interest income from investment securities, consumer installment loans and interest-bearing deposits. Average interest-earning assets increased by $1.2 billion, primarily related to an increase in specialized lending, partially offset by a decrease in investment securities.

The NIM decreased by 2 basis points to 3.27% for the three months ended June 30, 2025 from 3.29% for the three months ended June 30, 2024 resulting primarily from decreases in market interest rates in specialized lending and interest-earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits. The cost of interest-bearing liabilities decreased 52 basis points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.99% and 3.51% for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,710,585	$82,886	4.50%	$3,595,400	$98,323	5.50%	$(18,467)	$3,030	$(15,437)
Investment securities (1)	2,995,074	71,720	4.83%	3,751,831	94,388	5.06%	(4,169)	(18,499)	(22,668)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	6,630,720	247,805	7.54%	5,357,613	236,567	8.88%	(39,183)	50,421	11,238
Other commercial and industrial loans (2)	1,513,526	49,795	6.63%	1,597,428	51,833	6.53%	766	(2,804)	(2,038)
Mortgage finance loans	1,377,730	33,101	4.85%	1,092,292	27,917	5.14%	(1,663)	6,847	5,184
Multifamily loans	2,295,757	48,945	4.30%	2,115,243	42,716	4.06%	2,549	3,680	6,229
Non-owner occupied commercial real estate loans	1,565,815	44,567	5.74%	1,372,619	40,649	5.96%	(1,558)	5,476	3,918
Residential mortgages	533,828	12,572	4.75%	521,659	11,663	4.50%	640	269	909
Installment loans	908,922	47,659	10.57%	1,183,104	56,638	9.63%	5,100	(14,079)	(8,979)
Total loans and leases (3)	14,826,298	484,444	6.59%	13,239,958	467,983	7.11%	(36,161)	52,622	16,461
Other interest-earning assets	130,825	3,860	5.95%	109,055	5,121	9.44%	(2,142)	881	(1,261)
Total interest-earning assets	21,662,782	642,910	5.98%	20,696,244	665,815	6.46%	(52,091)	29,186	(22,905)
Non-interest-earning assets	676,326			463,972
Total assets	$22,339,108			$21,160,216
Liabilities
Interest checking accounts	$5,145,729	97,148	3.81%	$5,629,272	125,578	4.49%	(18,141)	(10,289)	(28,430)
Money market deposit accounts	4,010,647	78,164	3.93%	3,289,911	74,978	4.58%	(11,618)	14,804	3,186
Other savings accounts	1,239,021	23,458	3.82%	1,781,746	42,582	4.81%	(7,711)	(11,413)	(19,124)
Certificates of deposit	2,801,467	66,583	4.79%	2,392,696	59,371	4.99%	(2,474)	9,686	7,212
Total interest-bearing deposits (4)	13,196,864	265,353	4.05%	13,093,625	302,509	4.65%	(39,504)	2,348	(37,156)
Borrowings	1,382,349	33,408	4.87%	1,480,359	35,268	4.79%	563	(2,423)	(1,860)
Total interest-bearing liabilities	14,579,213	298,761	4.13%	14,573,984	337,777	4.66%	(39,134)	118	(39,016)
Non-interest-bearing deposits (4)	5,651,789			4,661,341
Total deposits and borrowings	20,231,002		2.98%	19,235,325		3.53%
Other non-interest-bearing liabilities	233,891			234,195
Total liabilities	20,464,893			19,469,520
Shareholders’ equity	1,874,215			1,690,696
Total liabilities and shareholders’ equity	$22,339,108			$21,160,216
Net interest income		344,149			328,038		$(12,957)	$29,068	$16,111
Tax-equivalent adjustment		729			787
Net interest earnings		$344,878			$328,825
Interest spread			3.00%			2.93%
Net interest margin			3.20%			3.19%
Net interest margin tax equivalent (5)			3.20%			3.20%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.84% and 3.43% for the six months ended June 30, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the six months ended June 30, 2025 and 2024, presented to approximate interest income as a taxable asset.

Net interest income increased $16.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from specialized lending, multifamily and mortgage finance, partially offset by a decrease in interest income from investment securities, interest-bearing deposits and consumer installment loans. Average interest-earning assets increased by $966.5 million, primarily related to an increase in specialized lending.
The NIM was 3.20% for the six months ended June 30, 2025 and 3.20% for the six months ended June 30, 2024 resulting primarily from lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, partially offset by decreases in market interest rates in specialized lending and interest-earning deposits. The cost of interest-bearing liabilities decreased 53 basis points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.98% and 3.53% for the six months ended June 30, 2025 and 2024, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended June 30, 2025, which resulted primarily from slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Customers recorded a provision for credit losses of $18.5 million for loans and leases and $1.6 million for lending-related commitments, respectively, for the three months ended June 30, 2025. Customers recorded a provision for credit losses of $17.9 million for loans and leases and $1.6 million for lending-related commitments, respectively, for the three months ended June 30, 2024. Net charge-offs for the three months ended June 30, 2025 were $13.1 million, or 35 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $18.7 million, or 56 basis points of average loans and leases on an annualized basis, for the three months ended June 30, 2024. The decrease in net charge-offs for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to lower charge-offs for consumer installment loans.
Customers recorded a provision for credit losses of $39.9 million for loans and leases and $2.8 million for lending-related commitments, respectively, for the six months ended June 30, 2025, which resulted primarily from slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Customers recorded a provision for credit losses of $33.8 million for loans and leases and $2.0 million for lending-related commitments, respectively, for the six months ended June 30, 2024. Net charge-offs for the six months ended June 30, 2025 were $30.3 million or 41 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $36.7 million, or 56 basis points of average loans and leases on an annualized basis, for the six months ended June 30, 2024. The decrease in net charge-offs for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to lower charge-offs for consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended June 30, 2025 and 2024 also included a provision for credit losses of $2.3 million and $0.3 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $9.2 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Commercial lease income	$11,056	$10,282	$774	7.5%	$21,724	$19,965	$1,759	8.8%
Loan fees	9,106	5,233	3,873	74.0%	16,341	10,513	5,828	55.4%
Bank-owned life insurance	2,249	2,007	242	12.1%	6,909	5,268	1,641	31.2%
Mortgage finance transactional fees	1,175	1,058	117	11.1%	2,108	2,004	104	5.2%
Net gain (loss) on sale of loans and leases	—	(238)	238	(100.0)%	2	(228)	230	(100.9)%
Net gain (loss) on sale of investment securities	(1,797)	(719)	(1,078)	149.9%	(1,797)	(749)	(1,048)	139.9%
Impairment loss on debt securities	—	—	—	—%	(51,319)	—	(51,319)	NM
Unrealized gain on equity method investments	—	11,041	(11,041)	(100.0)%	—	11,041	(11,041)	(100.0)%
Other	7,817	2,373	5,444	229.4%	11,148	4,454	6,694	150.3%
Total non-interest income	$29,606	$31,037	$(1,431)	(4.6)%	$5,116	$52,268	$(47,152)	(90.2)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $0.8 million increase in commercial lease income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from the growth of Customers’ equipment finance business.
The $1.8 million increase in commercial lease income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $3.9 million increase in loan fees for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from increases in fees earned on unused lines of credit and servicing fees on consumer installment loans.
The $5.8 million increase in loan fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from increases in fees earned on unused lines of credit and servicing fees on consumer installment loans.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $0.2 million increase in bank-owned life insurance income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from increases in death benefits received from insurance carriers and cash surrender value of the policies.
The $1.6 million increase in bank-owned life insurance income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from increases in death benefits received from insurance carriers and cash surrender value of the policies.
Net gain (loss) on sale of investment securities

The $1.1 million increase in net loss on sale of investment securities for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 reflects net losses realized from the sales of $452.2 million in AFS debt securities for the three months ended June 30, 2025, mostly those securities that the Bank decided to sell during the three months ended March 31, 2025, compared to the sales of $218.7 million during the three months ended June 30, 2024. There can be no assurance that Customers will realize gains from sales of investment securities in 2025, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.

The $1.0 million increase in net loss on sale of investment securities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflects net losses realized from the sales of $452.2 million in AFS debt securities for the six months ended June 30, 2025, mostly those securities that the Bank decided to sell during the three months ended March 31, 2025, compared to the sales of $240.7 million during the six months ended June 30, 2024. There can be no assurance that Customers will realize gains from sales of investment securities in 2025, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Impairment loss on debt securities
The $51.3 million increase in impairment loss on debt securities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, reduce asset sensitivity and benefit margin during the six months ended June 30, 2025.
Unrealized gain on equity method investments
The $11.0 million decrease in unrealized gain on the equity method investments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 reflects unrealized gain from the equity method investment with a fair value of $16.0 million purchased at a discount during the three months ended June 30, 2024.
The $11.0 million decrease in unrealized gain on the equity method investments for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflects unrealized gain from the equity method investment with a fair value of $16.0 million purchased at a discount during the six months ended June 30, 2024.
Other non-interest income
The $5.4 million increase in other non-interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was recently acquired by a bank, and an increase of $1.7 million in deposit account fees.
The $6.7 million increase in other non-interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was recently acquired by a bank, and an increase of $3.8 million in deposit account fees.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Salaries and employee benefits	$45,848	$44,947	$901	2.0%	$88,522	$80,972	$7,550	9.3%
Technology, communication and bank operations	10,382	16,227	(5,845)	(36.0)%	21,694	38,131	(16,437)	(43.1)%
Commercial lease depreciation	8,743	7,829	914	11.7%	17,206	15,799	1,407	8.9%
Professional services	13,850	6,104	7,746	126.9%	25,707	12,457	13,250	106.4%
Loan servicing	4,053	3,516	537	15.3%	8,683	7,547	1,136	15.1%
Occupancy	3,551	3,120	431	13.8%	6,963	5,467	1,496	27.4%
FDIC assessments, non-income taxes and regulatory fees	11,906	10,236	1,670	16.3%	23,656	23,705	(49)	(0.2)%
Advertising and promotion	461	1,254	(793)	(63.2)%	989	1,936	(947)	(48.9)%
Other	7,832	10,219	(2,387)	(23.4)%	15,977	16,607	(630)	(3.8)%
Total non-interest expense	$106,626	$103,452	$3,174	3.1%	$209,397	$202,621	$6,776	3.3%
Salaries and employee benefits
The $0.9 million increase in salaries and employee benefits for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.

The $7.6 million increase in salaries and employee benefits for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
Technology, communication and bank operations
The $5.8 million decrease in technology, communication and bank operations expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and $1.3 million in fees for software as a service.
The $16.4 million decrease in technology, communication and bank operations expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and $3.2 million in fees for software as a service.
Customers incurred expenses of $0.1 million and $3.4 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the three months ended June 30, 2025 and 2024, respectively. Customers incurred expenses of $2.2 million and $14.1 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the six months ended June 30, 2025 and 2024, respectively. The deposit servicing fees of $14.1 million incurred to BM Technologies for the six months ended June 30, 2024 included $7.1 million for periods prior to 2024. Customers’ deposits serviced by BM Technologies under a white label relationship decreased by approximately $187.0 million, including $166.7 million of deposits transferred to a new sponsor bank during the three and six months ended June 30, 2025.
Commercial lease depreciation
The $0.9 million increase in commercial lease depreciation for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
The $1.4 million increase in commercial lease depreciation for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $7.7 million increase in professional services for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from increases in consulting fees including to enhance the Bank’s risk management infrastructure.
The $13.3 million increase in professional services for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from increases in consulting fees including to enhance the Bank’s risk management infrastructure.
Loan servicing
The $0.5 million increase in loan servicing for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from the growth in consumer loan portfolios serviced by third parties.
The $1.1 million increase in loan servicing for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from the growth in consumer loan portfolios serviced by third parties.
Occupancy
The $0.4 million increase in occupancy for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from higher lease expense and depreciation and amortization associated with the Bank’s expansion.
The $1.5 million increase in occupancy for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from higher lease expense and depreciation and amortization associated with the Bank’s expansion.
FDIC assessments, non-income taxes and regulatory fees
The $1.7 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from an increase in FDIC assessments.

The $49 thousand decrease in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from a decrease in FDIC assessments. The FDIC assessments for the six months ended June 30, 2024 included $4.2 million for periods prior to 2024.
Other non-interest expense
The $2.4 million decrease in other non-interest expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from a decrease in fees paid to a fintech company related to a consumer installment loan origination program.
The $0.6 million decrease in other non-interest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from a decrease in fees paid to a fintech company related to a consumer installment loan origination program, partially offset by an increase in provision for credit losses on unfunded lending-related commitments.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Income before income tax expense	$78,902	$77,117	$1,785	2.3%	$90,790	$142,494	$(51,704)	(36.3)%
Income tax expense	17,963	19,032	(1,069)	(5.6)%	16,939	34,683	(17,744)	(51.2)%
Effective tax rate	22.8%	24.7%			18.7%	24.3%
The $1.1 million decrease in income tax expense for the three months ended June 30, 2025, when compared to the same period in the prior year, primarily resulted from an increase in estimated income tax credits for the year ending December 31, 2025, partially offset by an increase in pre-tax income. The decrease in the effective tax rate for the three months ended June 30, 2025, when compared to the same period in the prior year, primarily resulted from an increase in estimated income tax credits for the year ending December 31, 2025.
The $17.7 million decrease in income tax expense for the six months ended June 30, 2025, when compared to the same period in the prior year, primarily resulted from lower pre-tax income, an increase in estimated income tax credits for the year ending December 31, 2025, and an increase in discrete tax benefits from share-based compensation for 2025. The decrease in the effective tax rate for the six months ended June 30, 2025, when compared to the same period in the prior year, primarily resulted from lower pre-tax income, an increase in estimated income tax credits for the year ending December 31, 2025 and an increase in discrete tax benefits from share-based compensation for 2025.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $3.2 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. Preferred stock dividends were $6.6 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and six months ended June 30, 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $22.6 billion at June 30, 2025. This represented an increase of $242.6 million from total assets of $22.3 billion at December 31, 2024. The increase in total assets was primarily driven by increases of $592.2 million in loans and leases receivable, $215.1 million in loans receivable, mortgage finance, at fair value and $123.4 million in loans receivable, installment, at fair value, partially offset by decreases of $282.4 million in cash and cash equivalents, $171.8 million in loans held for sale, $142.3 million in investment securities, at fair value and $138.8 million in investment securities held to maturity.

Total liabilities were $20.7 billion at June 30, 2025. This represented an increase of $215.7 million from $20.5 billion at December 31, 2024. The increase in total liabilities primarily resulted from an increase of $129.6 million in total deposits and $67.0 million in FHLB advances.
The following table sets forth certain key condensed balance sheet data as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$3,503,511	$3,785,931	$(282,420)	(7.5)%
Investment securities, at fair value	1,877,406	2,019,694	(142,288)	(7.0)%
Investment securities held to maturity	853,126	991,937	(138,811)	(14.0)%
Loans held for sale	32,963	204,794	(171,831)	(83.9)%
Loans and leases receivable	13,719,829	13,127,634	592,195	4.5%
Loans receivable, mortgage finance, at fair value	1,536,254	1,321,128	215,126	16.3%
Loans receivable, installment, at fair value	123,354	—	123,354	NM
Allowance for credit losses on loans and leases	(147,418)	(136,775)	(10,643)	7.8%
Bank-owned life insurance	300,747	297,641	3,106	1.0%
Other assets	527,044	481,395	45,649	9.5%
Total assets	22,550,800	22,308,241	242,559	1.1%
Total deposits	18,976,018	18,846,461	129,557	0.7%
FHLB advances	1,195,377	1,128,352	67,025	5.9%
Other borrowings	99,138	99,068	70	0.1%
Subordinated debt	182,649	182,509	140	0.1%
Accrued interest payable and other liabilities	234,060	215,168	18,892	8.8%
Total liabilities	20,687,242	20,471,558	215,684	1.1%
Total shareholders’ equity	1,863,558	1,836,683	26,875	1.5%
Total liabilities and shareholders’ equity	$22,550,800	$22,308,241	$242,559	1.1%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $73.0 million and $56.8 million at June 30, 2025 and December 31, 2024, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.4 billion and $3.7 billion at June 30, 2025 and December 31, 2024, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2024 primarily resulted from deploying excess cash into loans.
Investment securities at fair value
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, collateralized loan obligations, private label collateralized mortgage obligations, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At June 30, 2025, investment securities at fair value totaled $1.9 billion compared to $2.0 billion at December 31, 2024. The decrease primarily resulted from sales of $452.2 million, maturities, calls and principal repayments totaling $167.5 million and a decrease in the fair value of AFS debt securities, or an increase in unrealized losses of $21.3 million primarily due to changes in market interest rates and credit spreads, partially offset by purchases of $506.8 million of investment securities for the six months ended June 30, 2025.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $2.3 million and $9.2 million on certain debt securities available for sale for the three and six months ended June 30, 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	June 30, 2025
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	7.93%	7.93%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.66	5.66
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	4.39	4.39
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	4.88	4.88
Collateralized loan obligations	—	—	—	—	6.58	6.58
Corporate notes	8.25	7.28	4.69	8.13	—	7.02
Private label collateralized mortgage obligations	—	—	—	—	4.81	4.81
Weighted-average yield	8.25%	7.28%	4.69%	8.13%	4.32%	5.78%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At June 30, 2025, investment securities held to maturity totaled $853.1 million compared to $991.9 million at December 31, 2024. The decrease primarily resulted from the maturities, calls and principal repayments totaling $155.6 million, partially offset by purchases of $14.0 million of investment securities for the six months ended June 30, 2025.
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

	June 30, 2025
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.43%	5.43%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.87	1.87
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.44	2.44
Private label collateralized mortgage obligations	—	—	—	4.04	4.04
Weighted-average yield	—%	—%	—%	3.79%	3.79%
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
Commercial Lending
Customers’ commercial lending is broadly divided into the following groups: small and middle market business banking, specialized banking, multifamily and commercial real estate lending, mortgage finance, and SBA lending. This diversity is designed to allow for greater resource deployment, higher standards of risk management, strong asset quality, lower interest-rate risk and higher productivity levels.
As of June 30, 2025, Customers had $14.0 billion in commercial loans outstanding, totaling approximately 91.0% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $13.2 billion, comprising approximately 90.1% of its total loan and lease portfolio at December 31, 2024.
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
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of June 30, 2025 and December 31, 2024, mortgage finance loans totaled $1.5 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of June 30, 2025 and December 31, 2024, Customers had $745.7 million and $675.4 million, respectively, of equipment finance loans outstanding. As of June 30, 2025 and December 31, 2024, Customers had $264.3 million and $262.7 million, respectively, of equipment finance leases outstanding. As of June 30, 2025 and December 31, 2024, Customers had $234.1 million and $214.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $98.2 million and $95.1 million, respectively.

Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.2 billion outstanding, comprising approximately 14.6% of the total loan and lease portfolio at June 30, 2025, compared to $2.3 billion, or approximately 15.4% of the total loan and lease portfolio at December 31, 2024.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of June 30, 2025, Customers had $1.4 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 9.0% of the total loan and lease portfolio, compared to $1.4 billion, or 9.9% of the total loan and lease portfolio, as of December 31, 2024.
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Purchases (1)
Other commercial and industrial	$52,776	$—	$53,855	$7,403
Construction	10,080	—	10,080	—
Personal installment (2)	40,700	43,241	145,641	43,241
Total	$103,556	$43,241	$209,576	$50,644
Sales (3)
Other commercial and industrial	$—	$23,708	$—	$23,708
Multifamily	—	—	8,000	—
Personal installment	—	—	281	—
Total	$—	$23,708	$8,281	$23,708
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 74.4% and 99.5% of the loans’ unpaid principal balance for the three months ended June 30, 2025 and 2024, respectively. The purchase price was 87.1% and 99.6% of the loans’ unpaid principal balance for the six months ended June 30, 2025 and 2024, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2025 and 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment was insignificant for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, sales of loans held for investment resulted in net losses of $0.2 million included in net gain (loss) on sale of loans and leases in the consolidated statements of income.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	June 30, 2025	December 31, 2024
Residential mortgage loans, at fair value	$5,180	$1,836
Personal installment loans, at lower of cost or fair value	27,682	40,903
Other installment loans, at fair value	101	162,055
Total loans held for sale	$32,963	$204,794
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
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$6,454,661	$5,842,420
Other commercial and industrial	1,127,194	1,182,350
Multifamily	2,247,282	2,252,246
Commercial real estate owner occupied	1,065,006	1,100,944
Commercial real estate non-owner occupied	1,497,385	1,359,130
Construction	98,626	147,209
Total commercial loans and leases receivable	12,490,154	11,884,299
Consumer:
Residential real estate	520,570	496,559
Manufactured housing	30,287	33,123
Installment:
Personal	457,728	463,854
Other	221,090	249,799
Total consumer loans receivable	1,229,675	1,243,335
Loans and leases receivable	13,719,829	13,127,634
Loans receivable, mortgage finance, at fair value	1,536,254	1,321,128
Loans receivable, installment, at fair value	123,354	—
Allowance for credit losses on loans and leases	(147,418)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$15,232,019	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $264.3 million and $262.7 million at June 30, 2025 and December 31, 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(47.2) million and $(20.8) million at June 30, 2025 and December 31, 2024, respectively.
Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2025, all of Customers’ mortgage finance loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.5 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively.

Loans receivable, installment, at fair value
Customers has a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers has been originating consumer installment loans and holding these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired in the second quarter of 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2025, Customers had $2.0 million of consumer installment loans, at fair value, on nonaccrual status.
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
The provision for credit losses on loans and leases was $18.5 million and $39.9 million for the three and six months ended June 30, 2025, respectively. The provision for credit losses on loans and leases was $17.9 million and $33.8 million for the three and six months ended June 30, 2024, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $147.4 million, or 1.07% of loans and leases receivable at June 30, 2025, and $136.8 million or 1.04% of loans and leases receivable at December 31, 2024.
The increase in the ACL resulted primarily from slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Net charge-offs were $13.1 million for the three months ended June 30, 2025, a decrease of $5.6 million compared to the same period in 2024. Net charge-offs were $30.3 million for the six months ended June 30, 2025, a decrease of $6.4 million compared to the same period in 2024. The decrease in net charge-offs was primarily due to lower charge-offs for consumer installment loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2025
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076
Allowance for credit losses on PCD loans, net of charge-offs and recoveries (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs (3)	(5,996)	—	(417)	—	—	—	—	(10,750)	(17,163)
Recoveries (3)	2,125	—	6	—	3	4	—	1,910	4,048
Provision (benefit) for credit losses on loans and leases	8,549	2,074	2,145	2,621	893	164	(79)	2,090	18,457
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Six Months Ended June 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs (3)	(10,503)	(3,834)	(436)	—	—	—	—	(23,153)	(37,926)
Recoveries (3)	3,401	—	9	—	6	4	—	4,247	7,667
Provision (benefit) for credit losses on loans and leases	12,985	6,187	2,186	3,274	904	359	(108)	14,115	39,902
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2025	(0.22)%	—%	(0.15)%	—%	0.01%	0.00%	—%	(4.92)%	(0.39)%
Six Months Ended June 30, 2025	(0.20)%	(0.34)%	(0.08)%	—%	0.01%	0.00%	—%	(5.15)%	(0.46)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2024
Ending Balance, March 31, 2024	$23,003	$18,307	$10,201	$18,320	$1,866	$6,707	$4,160	$50,732	$133,296
Charge-offs (3)	(7,348)	(1,433)	—	—	—	—	—	(13,943)	(22,724)
Recoveries (3)	1,683	—	—	—	7	20	—	2,303	4,013
Provision (benefit) for credit losses on loans and leases	6,383	3,778	(1,770)	(354)	(17)	(843)	(66)	10,740	17,851
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Six Months Ended June 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (3)	(12,744)	(1,906)	(22)	—	—	(19)	—	(30,860)	(45,551)
Recoveries (3)	3,407	—	—	—	7	21	—	5,437	8,872
Provision (benefit) for credit losses on loans and leases	9,555	6,215	(1,429)	1,107	367	(704)	(145)	18,838	33,804
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2024	(0.37)%	(0.28)%	—%	—%	0.02%	0.02%	—%	(5.95)%	(0.64)%
Six Months Ended June 30, 2024	(0.30)%	(0.18)%	(0.01)%	—%	0.01%	0.00%	—%	(6.32)%	(0.63)%
(1)Includes specialized lending.
(2)Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the three and six months ended June 30, 2025.
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

Customers’ commercial real estate, commercial and residential construction, consumer residential and owner occupied commercial and industrial loan types have real estate as collateral (collectively, “the real estate portfolio”) primarily in the form of a first lien position. Current appraisals providing current value estimates of the property are received when Customers’ credit group determines that the facts and circumstances have significantly changed since the date of the last appraisal, including that real estate values have deteriorated. A designated credit committee and loan officers review all non-accrual loans on a periodic basis. In addition, loans where the loan officers have identified a “borrower of interest” are discussed to determine if additional analysis is necessary to apply the risk-rating criteria properly. The risk ratings for the real estate loan portfolio are determined based upon the current information available, including but not limited to discussions with the borrower, updated financial information, economic conditions within the geographic area and other factors that may affect the cash flow of the loan. If a loan is individually evaluated for impairment, the collateral value or discounted cash flow analysis is generally used to determine the estimated fair value of the underlying collateral, net of estimated selling costs, and compared to the outstanding loan balance to determine the amount of reserve necessary, if any. Appraisals used in this evaluation process are typically less than two years aged. For loans where real estate is not the primary source of collateral, updated financial information is obtained, including any relevant supplemental financial data to estimate the fair value of the loan, net of estimated selling costs, and compared to the outstanding loan balance to estimate the required reserve. Customers’ exposure to the higher risk commercial real estate office sector is minimal, representing approximately 1% of the total loan and lease portfolio as of June 30, 2025.
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

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at June 30, 2025

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$7,581,855	$7,566,430	$6,789	$4,418	$4,218	$12,262	$16,480	0.06%	0.22%
Multifamily	2,247,282	2,247,282	—	—	—	—	—	—%	—%
Commercial real estate owner occupied	1,065,006	1,057,468	533	—	7,005	—	7,005	0.66%	0.66%
Commercial real estate non-owner occupied	1,497,385	1,497,323	—	—	62	—	62	0.00%	0.00%
Construction	98,626	98,626	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	12,490,154	12,467,129	7,322	4,418	11,285	12,262	23,547	0.09%	0.19%
Residential	520,570	504,039	8,297	—	8,234	44	8,278	1.58%	1.59%
Manufactured housing	30,287	27,746	635	298	1,608	40	1,648	5.31%	5.43%
Installment	678,818	662,524	11,350	—	4,944	—	4,944	0.73%	0.73%
Total consumer loans receivable	1,229,675	1,194,309	20,282	298	14,786	84	14,870	1.20%	1.21%
Loans and leases receivable	13,719,829	13,661,438	27,604	4,716	26,071	12,346	38,417	0.19%	0.28%
Loans receivable, mortgage finance, at fair value	1,536,254	1,536,254	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	123,354	119,261	2,132	—	1,961	—	1,961	1.59%	1.59%
Total loans held for sale	32,963	31,473	1,079	—	411	—	411	1.25%	1.25%
Total portfolio	$15,412,400	$15,348,426	$30,815	$4,716	$28,443	$12,346	$40,789	0.18%	0.26%

Asset Quality at June 30, 2025 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$7,581,855	$4,218	$36,262	0.48%	859.70%
Multifamily	2,247,282	—	20,864	0.93%	—%
Commercial real estate owner occupied	1,065,006	7,005	12,514	1.18%	178.64%
Commercial real estate non-owner occupied	1,497,385	62	20,679	1.38%	33353.23%
Construction	98,626	—	2,160	2.19%	—%
Total commercial loans and leases receivable	12,490,154	11,285	92,479	0.74%	819.49%
Residential	520,570	8,234	6,331	1.22%	76.89%
Manufactured housing	30,287	1,608	3,721	12.29%	231.41%
Installment	678,818	4,944	44,887	6.61%	907.91%
Total consumer loans receivable	1,229,675	14,786	54,939	4.47%	371.56%
Loans and leases receivable	13,719,829	26,071	147,418	1.07%	565.45%
Loans receivable, mortgage finance, at fair value	1,536,254	—	—	—%	—%
Loans receivable, installment, at fair value	123,354	1,961	—	—%	—%
Total loans held for sale	32,963	411	—	—%	—%
Total portfolio	$15,412,400	$28,443	$147,418	0.96%	518.29%
(1)    Excludes non-performing investment securities, at fair value of $20.0 million with ACL of $9.5 million at June 30, 2025.

The total loan and lease portfolio was $15.4 billion at June 30, 2025 compared to $14.7 billion at December 31, 2024, and $28.4 million, or 0.18% of loans and leases, were non-performing at June 30, 2025 compared to $43.3 million, or 0.30% of loans and leases, at December 31, 2024. The total loan and lease portfolio was supported by an ACL of $147.4 million (518.29% of NPLs and 0.96% of total loans and leases) and $136.8 million (316.06% of NPLs and 0.93% of total loans and leases), at June 30, 2025 and December 31, 2024, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	June 30, 2025	December 31, 2024
Loans 90+ days delinquent still accruing (1)	$4,716	$17,084

Non-accrual loans	$28,443	$43,275
OREO and repossessed assets	12,346	—
Investment securities, at fair value	19,989	12,532
Total non-performing assets	$60,778	$55,807
(1)Excludes PCD loans at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Non-accrual loans to loans and leases receivable (1)	0.19%	0.31%
Non-accrual loans to total loans and leases portfolio	0.18%	0.30%
Non-performing assets to total assets (2)	0.27%	0.25%
Non-accrual loans and loans 90+ days delinquent to total assets	0.15%	0.27%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.07%	1.04%
Non-accrual loans	518.29%	316.06%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)Includes non-performing investment securities, at fair value of $20.0 million with ACL of $9.5 million at June 30, 2025 and fair value of $12.5 million with ACL of $4.3 million at December 31, 2024, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at June 30, 2025 as compared to December 31, 2024. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at June 30, 2025 as compared to December 31, 2024.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Demand, non-interest bearing	$5,481,065	$5,608,288	$(127,223)	(2.3)%
Demand, interest bearing	4,912,839	5,553,698	(640,859)	(11.5)%
Savings, including MMDA	5,581,588	4,976,270	605,318	12.2%
Non-time deposits	15,975,492	16,138,256	(162,764)	(1.0)%
Time deposits	3,000,526	2,708,205	292,321	10.8%
Total deposits	$18,976,018	$18,846,461	$129,557	0.7%

Total deposits were $19.0 billion at June 30, 2025, an increase of $129.6 million, or 0.7%, from $18.8 billion at December 31, 2024. The increase in total deposits was primarily due to increases in savings, including MMDA of $605.3 million, or 12.2%, to $5.6 billion at June 30, 2025, from $5.0 billion at December 31, 2024 and time deposits of $292.3 million, or 10.8%, to $3.0 billion at June 30, 2025, from $2.7 billion at December 31, 2024. These increases were partially offset by decreases in interest bearing demand deposits of $640.9 million, or 11.5%, to $4.9 billion at June 30, 2025, from $5.6 billion at December 31, 2024 and non-interest bearing demand deposits of $127.2 million, or 2.3%, to $5.5 billion at June 30, 2025 from $5.6 billion at December 31, 2024.
At June 30, 2025 and December 31, 2024, the Bank had $1.6 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.7 billion and $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $7.4 billion and $7.3 billion at June 30, 2025 and December 31, 2024, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $916.7 million and $803.1 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	June 30, 2025
3 months or less	$155,481
Over 3 through 6 months	130,607
Over 6 through 12 months	353,784
Over 12 months	276,784
Total	$916,656
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$5,593,581	0.00%	$4,701,695	0.00%
Demand, interest-bearing	4,935,587	3.84%	5,719,698	4.50%
Savings, including MMDA	5,462,674	3.90%	5,157,093	4.63%
Time deposits	2,852,645	4.73%	2,034,605	5.02%
Total	$18,844,487	2.85%	$17,613,091	3.40%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$5,651,789	0.00%	$4,661,341	0.00%
Demand, interest-bearing	5,145,729	3.81%	5,629,272	4.49%
Savings, including MMDA	5,249,668	3.90%	5,071,657	4.66%
Time deposits	2,801,467	4.79%	2,392,696	4.99%
Total	$18,848,653	2.84%	$17,754,966	3.43%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.

Short-term debt
Short-term debt at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$100,000	4.49%	$100,000	4.61%
Total short-term debt	$100,000		$100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,095,377	(2)	4.19%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,095,377				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $850.0 million with maturities ranging from September 2025 to March 2028, and variable rate long-term advances from FHLB of $240.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at June 30, 2025.
(2)    Includes $5.4 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2025 and December 31, 2024, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,819,412	$3,562,171
Total maximum borrowing capacity with the FRB	4,134,678	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	9,471,384	9,722,736

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	June 30, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,138	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,138	$99,068

Customers Bancorp	Subordinated (2)(3)	$73,038	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,611	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,649	$182,509
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
SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Preferred stock	$82,201	$137,794	$(55,593)	(40.3)%
Common stock	36,123	35,758	365	1.0%
Additional paid in capital	572,473	575,333	(2,860)	(0.5)%
Retained earnings	1,391,380	1,326,011	65,369	4.9%
Accumulated other comprehensive income (loss), net	(71,325)	(96,560)	25,235	(26.1)%
Treasury stock	(147,294)	(141,653)	(5,641)	4.0%
Total shareholders’ equity	$1,863,558	$1,836,683	$26,875	1.5%
Shareholders’ equity increased $26.9 million, or 1.5%, to $1.9 billion at June 30, 2025 when compared to shareholders’ equity of $1.8 billion at December 31, 2024. The increase primarily resulted from increases of $65.4 million in retained earnings and $25.2 million in accumulated other comprehensive income (loss), net, partially offset by a decrease of $55.6 million in preferred stock and an increase in treasury stock of $5.6 million.
The decrease in preferred stock resulted from redemption of all of the outstanding shares of Series E Preferred Stock on June 16, 2025. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
The increase in common stock and a decrease in additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2025.
The increase in retained earnings resulted from net income of $73.9 million, partially offset by preferred stock dividends of $6.6 million and a loss of $1.9 million on redemption of Series E Preferred Stock for the six months ended June 30, 2025.
The increase in accumulated other comprehensive income (loss), net primarily resulted from reclassification of $53.1 million in losses included in net income and income tax effect of $14.0 million, partially offset by an increase of $21.3 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads, and income tax effect of $5.6 million during the six months ended June 30, 2025.

The increase in treasury stock resulted from repurchases of 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the six months ended June 30, 2025. On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. As of March 30, 2025, Customers had purchased all shares authorized under the 2024 Share Repurchase Program.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $1.6 million and $2.8 million during the three and six months ended June 30, 2025, resulting in an ACL of $7.7 million as of June 30, 2025. Customers had an ACL on unfunded lending-related commitments of $4.9 million as of December 31, 2024.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of June 30, 2025. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.
At June 30, 2025, Customers had $3.5 billion of cash on hand and $2.7 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $8.6 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 115% of uninsured deposits and approximately 150% of uninsured deposits less collateralized and affiliate deposits at June 30, 2025. Our loan to deposit ratio was 81% at June 30, 2025. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of June 30, 2025, Customers’ borrowing capacity with the FHLB was $3.8 billion, of which $1.2 billion was utilized in borrowings and $1.7 billion of available capacity was utilized to collateralize deposits. As of December 31, 2024, Customers’ borrowing capacity with the FHLB was $3.6 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of June 30, 2025 and December 31, 2024, Customers’ borrowing capacity with the FRB was $4.1 billion and $4.4 billion, respectively. None of this capacity was utilized as of June 30, 2025 and December 31, 2024.
The table below summarizes Customers’ cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$256,275	$(12,743)	$269,018	NM
Net cash provided by (used in) investing activities	(619,202)	(358,319)	(260,883)	72.8%
Net cash provided by (used in) financing activities	80,507	(426,697)	507,204	(118.9)%
Net increase (decrease) in cash and cash equivalents	$(282,420)	$(797,759)	$515,339	(64.6)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $256.3 million for the six months ended June 30, 2025 resulted from proceeds from the sales and repayments of loans held for sale of $466.2 million, net non-cash operating adjustments of $104.2 million, net income of $73.9 million, an increase in accrued interest payable and other liabilities of $26.4 million and an increase in accrued interest receivable and other assets of $3.5 million, partially offset by origination and purchases of loans held for sale of $417.8 million.
Cash used in operating activities of $12.7 million for the six months ended June 30, 2024 resulted from origination and purchases of loans held for sale of $694.8 million, a decrease in accrued interest payable and other liabilities of $54.7 million and an increase in accrued interest receivable and other assets of $43.9 million, partially offset by proceeds from the sales and repayments of loans held for sale of $655.7 million, net income of $107.8 million and net non-cash operating adjustments of $17.2 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $619.2 million for the six months ended June 30, 2025 primarily resulted from purchases of investment securities available for sale of $506.8 million, net increase in loans and leases, excluding mortgage finance loans of $461.0 million, net origination of mortgage finance loans of $193.4 million, purchases of loans of $182.0 million, purchases of leased asset under lessor operating leases of $39.8 million and purchases of investment securities held to maturity of $14.0 million, partially offset by proceeds from sales of investment securities available for sale of $450.4 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $167.5 million and held to maturity of $155.6 million.
Cash used in investing activities of $358.3 million for the six months ended June 30, 2024 primarily resulted from purchases of investment securities available for sale of $599.3 million, net increase in loans and leases, excluding mortgage finance loans of $276.2 million, net origination of mortgage finance loans of $108.3 million, purchases of loans of $50.6 million and purchases of leased asset under lessor operating leases of $19.6 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $259.7 million and held to maturity of $142.8 million, proceeds from sales of investment securities available for sale of $240.7 million, proceeds from sales of loans and leases of $23.7 million, net proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock of $18.3 million and proceeds from sales of leased assets under lessor operating leases of $13.7 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $80.5 million for the six months ended June 30, 2025 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $160.0 million and net increase in deposits of $101.6 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $100.0 million, redemption of preferred stock of $57.5 million, payments of employee taxes withheld from share-based awards of $12.3 million, dividends paid on preferred stock of $6.8 million and purchases of treasury stock of $5.6 million. Refer to “NOTE 11 — SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information on preferred stock and treasury stock.
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

In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of June 30, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2025 and December 31, 2024, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,846,512	12.050%	$689,552	4.500%	N/A	N/A	$1,072,636	7.000%
Customers Bank	$1,989,341	13.003%	$688,458	4.500%	$994,439	6.500%	$1,070,935	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,928,713	12.587%	$919,402	6.000%	N/A	N/A	$1,302,487	8.500%
Customers Bank	$1,989,341	13.003%	$917,944	6.000%	$1,223,925	8.000%	$1,300,421	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,220,223	14.489%	$1,225,870	8.000%	N/A	N/A	$1,608,954	10.500%
Customers Bank	$2,206,899	14.425%	$1,223,925	8.000%	$1,529,907	10.000%	$1,606,402	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,928,713	8.583%	$898,830	4.000%	N/A	N/A	$898,830	4.000%
Customers Bank	$1,989,341	8.860%	$898,110	4.000%	$1,122,638	5.000%	$898,110	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%

The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of June 30, 2025, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
In the three months ended June 30, 2025, Customers transitioned to a new balance sheet forecasting model used to determine and manage interest rate risk. The Bank made this change to enhance the modeling of sensitivity to interest rates. Principal assumptions including those of investment performance, loan prepayments and deposit modeling were enhanced resulting in differences from the previous model.
Income scenario modeling is used to measure interest rate sensitivity and manage interest rate risk over a near term horizon. Income scenario considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2026 and December 31, 2025, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at June 30, 2025 and December 31, 2024.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending June 30, 2026 and December 31, 2025, resulting from changes in interest rates under the new balance sheet forecasting model:

Net change in net interest income

	% change from base
Rate Shocks	June 30, 2025	December 31, 2024
Up 3%	6.7%	5.2%
Up 2%	4.6%	3.4%
Up 1%	2.2%	1.5%
Down 1%	(1.5)%	(1.2)%
Down 2%	(4.4)%	(4.2)%
Down 3%	(7.7)%	(7.2)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at June 30, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at June 30, 2025 and December 31, 2024, resulting from shocks to interest rates under the new balance sheet forecasting model:

	% change from base
Rate Shocks	June 30, 2025	December 31, 2024
Up 3%	(9.0)%	(9.0)%
Up 2%	(5.2)%	(5.3)%
Up 1%	(2.2)%	(2.2)%
Down 1%	1.7%	1.9%
Down 2%	3.1%	3.6%
Down 3%	4.4%	4.6%
Management believes that the assumptions and combination of methods used in evaluating interest rate risk in the new balance sheet forecasting model as described above are reasonable. However, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income, could vary substantially if different assumptions are used or actual experience differs from the assumptions used in the model.
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2025, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

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
On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The shares of Series E Preferred Stock redeemed during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
April 1 - April 30, 2025	—	—	—	—
May 1 - May 31, 2025	—	—	—	—
June 1 - June 30, 2025	2,300,000	$25.00	2,300,000	—
Total	2,300,000	$25.00	2,300,000	—
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.6
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on April 28, 2016

3.7
Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, incorporated by reference to Exhibit 3.1 to the Customers Bancorp Form 8-K filed with the SEC on September 16, 2016

10.1
Employment Agreement, dated as of June 10, 2025, by and between Customers Bancorp, Inc. and Mark R. McCollom incorporated by reference to Exhibit 10.1 to the Customers Bancorp Form 8-K/A filed with the SEC on June 11, 2025

10.2	Form of Amended Long-Term Incentive Performance Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended June 30, 2025, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 7, 2025	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 7, 2025	By:	/s/ Philip S. Watkins
	Name:	Philip S. Watkins
	Title:	Chief Financial Officer (Principal Financial Officer)