Form 10-Q
period 2025-09-30
Customers Bancorp, Inc.
filed 2025-11-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On November 4, 2025, 34,168,077 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	93

Item 4.	Controls and Procedures	94

PART II

Item 1.	Legal Proceedings	95

Item 1A.	Risk Factors	95

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 3.	Defaults Upon Senior Securities	95

Item 4.	Mine Safety Disclosures	95

Item 5.	Other Information	95

Item 6.	Exhibits	96

SIGNATURES		97

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BM Technologies	BM Technologies, Inc.
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fintech	Third-Party Financial Technology
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$57,951	$56,787
Interest earning deposits	4,127,688	3,729,144
Cash and cash equivalents	4,185,639	3,785,931
Investment securities, at fair value (includes allowance for credit losses of $24,064 and $7,604, respectively)	2,010,820	2,019,694
Investment securities held to maturity	801,324	991,937
Loans held for sale (includes $2,469 and $163,891, respectively, at fair value)	30,897	204,794
Loans and leases receivable	14,673,636	13,127,634
Loans receivable, mortgage finance, at fair value	1,486,978	1,321,128
Loans receivable, installment, at fair value	111,636	—
Allowance for credit losses on loans and leases	(151,809)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,120,441	14,311,987
FHLB, Federal Reserve Bank, and other restricted stock	103,290	96,214
Accrued interest receivable	106,379	108,351
Bank premises and equipment, net	15,340	6,668
Bank-owned life insurance	303,212	297,641
Other real estate owned	12,432	—
Goodwill and other intangibles	3,629	3,629
Other assets	566,760	481,395
Total assets	$24,260,163	$22,308,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$6,380,879	$5,608,288
Interest bearing	14,024,144	13,238,173
Total deposits	20,405,023	18,846,461
FHLB advances	1,195,437	1,128,352
Other borrowings	99,173	99,068
Subordinated debt	182,718	182,509
Accrued interest payable and other liabilities	251,753	215,168
Total liabilities	22,134,104	20,471,558
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized, 3,400,000 and 5,700,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	82,201	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,161,203 and 35,758,246 shares issued as of September 30, 2025 and December 31, 2024; 34,163,506 and 31,346,507 shares outstanding as of September 30, 2025 and December 31, 2024	36,161	35,758
Additional paid in capital	662,252	575,333
Retained earnings	1,465,106	1,326,011
Accumulated other comprehensive income (loss), net	(51,089)	(96,560)
Treasury stock, at cost (1,997,697 and 4,411,739 shares as of September 30, 2025 and December 31, 2024)	(68,572)	(141,653)
Total shareholders’ equity	2,126,059	1,836,683
Total liabilities and shareholders’ equity	$24,260,163	$22,308,241
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans and leases	$272,131	$228,659	$750,008	$670,923
Investment securities	36,091	46,265	107,811	140,653
Interest earning deposits	49,639	44,372	132,525	142,695
Loans held for sale	1,589	10,907	8,156	36,626
Other	2,029	1,910	5,889	7,031
Total interest income	361,479	332,113	1,004,389	997,928
Interest expense:
Deposits	141,983	155,829	407,336	458,338
FHLB advances	12,945	12,590	37,463	39,512
Subordinated debt	3,251	3,537	9,692	8,960
Other borrowings	1,388	1,612	3,837	4,535
Total interest expense	159,567	173,568	458,328	511,345
Net interest income	201,912	158,545	546,061	486,583
Provision for credit losses	26,543	17,066	75,621	52,257
Net interest income after provision for credit losses	175,369	141,479	470,440	434,326
Non-interest income:
Commercial lease income	11,536	10,093	33,260	30,058
Loan fees	11,443	8,011	27,784	18,524
Bank-owned life insurance	2,165	2,049	9,074	7,317
Mortgage finance transactional fees	1,298	1,087	3,406	3,091
Net gain (loss) on sale of loans and leases	—	(14,548)	2	(14,776)
Net gain (loss) on sale of investment securities	186	—	(1,611)	(749)
Impairment loss on debt securities	—	—	(51,319)	—
Unrealized gain on equity method investments	—	—	—	11,041
Other	3,563	1,865	14,711	6,319
Total non-interest income	30,191	8,557	35,307	60,825
Non-interest expense:
Salaries and employee benefits	48,723	47,717	137,245	128,689
Technology, communication and bank operations	10,415	13,588	32,109	51,719
Commercial lease depreciation	9,463	7,811	26,669	23,610
Professional services	12,281	9,048	37,988	21,505
Loan servicing	4,167	3,778	12,850	11,325
Occupancy	4,370	2,987	11,333	8,454
FDIC assessments, non-income taxes and regulatory fees	8,505	7,902	32,161	31,607
Advertising and promotion	636	908	1,625	2,844
Other	6,657	10,279	22,634	26,886
Total non-interest expense	105,217	104,018	314,614	306,639
Income before income tax expense (benefit)	100,343	46,018	191,133	188,512
Income tax expense (benefit)	24,598	(725)	41,537	33,958
Net income	75,745	46,743	149,596	154,554
Preferred stock dividends	2,019	3,806	8,593	11,391
Loss on redemption of preferred stock	—	—	1,908	—
Net income available to common shareholders	$73,726	$42,937	$139,095	$143,163

Basic earnings per common share	$2.28	$1.36	$4.37	$4.54
Diluted earnings per common share	2.20	1.31	4.24	4.37
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$75,745	$46,743	$149,596	$154,554
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	22,929	32,810	1,669	36,439
Income tax effect	(6,066)	(8,432)	(463)	(9,351)
Reclassification adjustments for (gains) losses included in net income	(186)	—	52,930	749
Income tax effect	49	—	(13,923)	(193)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,074	1,209	3,449	3,821
Income tax effect	(284)	(311)	(911)	(978)
Net unrealized gains (losses) on available for sale debt securities	17,516	25,276	42,751	30,487
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	2,286	—	2,286	—
Income tax effect	(605)	—	(605)	—
Reclassification adjustment for (gains) losses included in net income	1,412	—	1,412	—
Income tax effect	(373)	—	(373)	—
Net unrealized gains (losses) on cash flow hedges	2,720	—	2,720	—
Other comprehensive income (loss), net of income tax effect	20,236	25,276	45,471	30,487
Comprehensive income (loss)	$95,981	$72,019	$195,067	$185,041
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558
Net income	—	—	—	—	—	75,745	—	—	75,745
Other comprehensive income (loss)	—	—	—	—	—	—	20,236	—	20,236
Issuance of common stock, net of offering costs of $9.0 million (1)	—	—	2,518,248	—	84,753	—	—	78,722	163,475
Preferred stock dividends (2)	—	—	—	—	—	(2,019)	—	—	(2,019)
Share-based compensation expense	—	—	—	—	4,466	—	—	—	4,466
Issuance of common stock under share-based compensation arrangements	—	—	38,324	38	560	—	—	—	598
Balance, September 30, 2025	3,400,000	$82,201	34,163,506	$36,161	$662,252	$1,465,106	$(51,089)	$(68,572)	$2,126,059

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2024	5,700,000	$137,794	31,667,655	$35,686	$567,345	$1,259,808	$(131,358)	$(122,410)	$1,746,865
Net income	—	—	—	—	—	46,743	—	—	46,743
Other comprehensive income (loss)	—	—	—	—	—	—	25,276	—	25,276
Preferred stock dividends (2)	—	—	—	—	—	(3,806)	—	—	(3,806)
Share-based compensation expense	—	—	—	—	3,739	—	—	—	3,739
Issuance of common stock under share-based compensation arrangements	—	—	48,426	48	525	—	—	—	573
Repurchase of common shares	—	—	(373,974)	—	—	—	—	(18,210)	(18,210)
Balance, September 30, 2024	5,700,000	$137,794	31,342,107	$35,734	$571,609	$1,302,745	$(106,082)	$(140,620)	$1,801,180
(1)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the reissuance of common stock to the public that were held in treasury stock.
(2)Dividends per share of $0.590368 were declared on Series F preferred stock for the three months ended September 30, 2025. Dividends per share of $0.678761 and $0.654873 were declared on Series E and F preferred stock, respectively, for the three months ended September 30, 2024.

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	149,596	—	—	149,596
Other comprehensive income (loss)	—	—	—	—	—	—	45,471	—	45,471
Issuance of common stock, net of offering costs of $9.0 million (1)	—	—	2,518,248	—	84,753	—	—	78,722	163,475
Preferred stock dividends (2)	—	—	—	—	—	(8,593)	—	—	(8,593)
Redemption of preferred stock (3)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (3)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	13,203	—	—	—	13,203
Issuance of common stock under share-based compensation arrangements	—	—	402,957	403	(11,037)	—	—	—	(10,634)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, September 30, 2025	3,400,000	$82,201	34,163,506	$36,161	$662,252	$1,465,106	$(51,089)	$(68,572)	$2,126,059

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	5,700,000	$137,794	31,440,906	$35,459	$564,538	$1,159,582	$(136,569)	$(122,410)	$1,638,394
Net income	—	—	—	—	—	154,554	—	—	154,554
Other comprehensive income (loss)	—	—	—	—	—	—	30,487	—	30,487
Preferred stock dividends (1)	—	—	—	—	—	(11,391)	—	—	(11,391)
Share-based compensation expense	—	—	—	—	10,985	—	—	—	10,985
Issuance of common stock under share-based compensation arrangements	—	—	275,175	275	(3,914)	—	—	—	(3,639)
Repurchase of common shares	—	—	(373,974)	—	—	—	—	(18,210)	(18,210)
Balance, September 30, 2024	5,700,000	$137,794	31,342,107	$35,734	$571,609	$1,302,745	$(106,082)	$(140,620)	$1,801,180
(1)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about about the reissuance of common stock that were held in treasury stock.
(2)Dividends per share of $1.229832 and $1.772424 were declared on Series E and F preferred stock, respectively, for the nine months ended September 30, 2025. Dividends per share of $2.060879 and $1.988429 were declared on Series E and F preferred stock, respectively, for the nine months ended September 30, 2024.
(3)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$149,596	$154,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	75,621	52,257
Depreciation and amortization	29,179	24,458
Share-based compensation expense	13,063	10,722
Deferred taxes	(12,703)	(697)
Net amortization (accretion) of investment securities premiums and discounts	(2,958)	(3,281)
Unrealized (gain) loss on investment securities	(307)	(324)
Impairment loss on debt securities	51,319	—
Impairment loss on equity securities	2,278	—
Net (gain) loss on sale of investment securities	1,611	749
Unrealized gain on equity method investments	—	(11,041)
Unrealized (gain) loss on derivatives	(1,884)	(1,089)
(Gain) loss on sale of leased assets under lessor operating leases	(1,857)	(1,693)
Fair value adjustment on loans held for sale	486	607
Fair value adjustment on loans held for investment	(2,278)	—
Net (gain) loss on sale of loans and leases	(2)	14,776
Origination and purchases of loans held for sale	(606,180)	(1,034,072)
Proceeds from the sales and repayments of loans held for sale	672,239	952,271
Amortization (accretion) of loan net deferred fees, discounts and premiums	(27,962)	(21,580)
Earnings on investment in bank-owned life insurance	(9,074)	(7,317)
(Increase) decrease in accrued interest receivable and other assets	6,528	(56,371)
Increase (decrease) in accrued interest payable and other liabilities	36,474	(61,274)
Net Cash Provided By (Used In) Operating Activities	373,189	11,655
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	246,168	457,970
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	218,611	217,338
Proceeds from sales of investment securities available for sale	551,337	240,847
Purchases of investment securities available for sale	(802,476)	(665,800)
Purchases of investment securities held to maturity	(24,005)	(14,844)
Purchases of equity method investments	—	(5,000)
Origination of mortgage finance loans	(19,265,031)	(16,495,064)
Proceeds from repayments of mortgage finance loans	19,120,445	16,141,964
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(1,264,353)	(538,621)
Proceeds from sales of loans and leases	1,081	34,426
Purchases of loans	(334,886)	(121,222)
Purchases of bank-owned life insurance	(1,462)	—
Proceeds from bank-owned life insurance	5,634	5,110
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(7,076)	15,508
Purchases of bank premises and equipment	(11,250)	(992)
Proceeds from sale of other real estate owned	118	79
Proceeds from sales of leased assets under lessor operating leases	11,091	14,576
Purchases of leased assets under lessor operating leases	(88,809)	(31,299)
Net Cash Provided By (Used In) Investing Activities	(1,644,863)	(745,024)

	(continued)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,530,025	128,395
Net increase (decrease) in short-term borrowed funds from FHLB	(50,000)	—
Proceeds from long-term borrowed funds from FHLB and FRB	310,000	155,000
Repayments of long-term borrowed funds from FHLB and FRB	(200,000)	(250,000)
Repayments of other long-term borrowings	—	(25,000)
Redemption of preferred stock	(57,501)	—
Preferred stock dividends paid	(8,855)	(11,501)
Purchase of treasury stock	(5,641)	(18,210)
Payments of employee taxes withheld from share-based awards	(12,534)	(5,150)
Proceeds from issuance of common stock	165,888	1,511
Net Cash Provided By (Used In) Financing Activities	1,671,382	(24,955)
Net Increase (Decrease) in Cash and Cash Equivalents	399,708	(758,324)
Cash and Cash Equivalents – Beginning	3,785,931	3,846,346
Cash and Cash Equivalents – Ending	$4,185,639	$3,088,022

Non-cash Investing and Financing Activities:
Purchases of investment securities held to maturity upon sale of consumer installment loans	$—	$160,029
Transfer of loans held for investment to held for sale	4,700	55,724
Transfer of loans held for sale to held for investment	138,176	5,210
Transfer of loans to other real estate owned	12,644	—
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2024 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2024 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2024 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (the “2024 Form 10-K”). The 2024 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three and nine months ended September 30, 2025.
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
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2025	2024	2025	2024
Net income available to common shareholders	$73,726	$42,937	$139,095	$143,163

Weighted-average number of common shares outstanding – basic	32,340,813	31,567,797	31,794,547	31,563,660
Share-based compensation plans	1,119,242	1,198,691	983,900	1,209,705
Weighted-average number of common shares – diluted	33,460,055	32,766,488	32,778,447	32,773,365

Basic earnings per common share	$2.28	$1.36	$4.37	$4.54
Diluted earnings per common share	2.20	1.31	4.24	4.37
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive securities:
Share-based compensation awards	32,122	—	52,204	—

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2025 and 2024. Amounts in parentheses indicate reductions to AOCI:

	Three Months Ended September 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at July 1	$(71,325)	$—	$(71,325)
Unrealized gains (losses) arising during period, before tax	22,929	2,286	25,215
Income tax effect	(6,066)	(605)	(6,671)
Other comprehensive income (loss) before reclassifications	16,863	1,681	18,544
Reclassification adjustments for (gains) losses included in net income, before tax	(186)	1,412	1,226
Income tax effect	49	(373)	(324)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(137)	1,039	902
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,074	—	1,074
Income tax effect	(284)	—	(284)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	790	—	790
Net current-period other comprehensive income (loss)	17,516	2,720	20,236
Balance at September 30	$(53,809)	$2,720	$(51,089)

	Three Months Ended September 30, 2024
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at July 1	$(131,358)	$—	$(131,358)
Unrealized gains (losses) arising during period, before tax	32,810	—	32,810
Income tax effect	(8,432)	—	(8,432)
Other comprehensive income (loss) before reclassifications	24,378	—	24,378
Reclassification adjustments for (gains) losses included in net income, before tax	—	—	—
Income tax effect	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	—	—
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,209	—	1,209
Income tax effect	(311)	—	(311)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	898	—	898
Net current-period other comprehensive income (loss)	25,276	—	25,276
Balance at September 30	$(106,082)	$—	$(106,082)

	Nine Months Ended September 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(96,560)	$—	$(96,560)
Unrealized gains (losses) arising during period, before tax	1,669	2,286	3,955
Income tax effect	(463)	(605)	(1,068)
Other comprehensive income (loss) before reclassifications	1,206	1,681	2,887
Reclassification adjustments for (gains) losses included in net income, before tax	52,930	1,412	54,342
Income tax effect	(13,923)	(373)	(14,296)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	39,007	1,039	40,046
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	3,449	—	3,449
Income tax effect	(911)	—	(911)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,538	—	2,538
Net current-period other comprehensive income (loss)	42,751	2,720	45,471
Balance at September 30	$(53,809)	$2,720	$(51,089)

	Nine Months Ended September 30, 2024
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(136,569)	$—	$(136,569)
Unrealized gains (losses) arising during period, before tax	36,439	—	36,439
Income tax effect	(9,351)	—	(9,351)
Other comprehensive income (loss) before reclassifications	27,088	—	27,088
Reclassification adjustments for (gains) losses included in net income, before tax	749	—	749
Income tax effect	(193)	—	(193)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	556	—	556
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	3,821	—	3,821
Income tax effect	(978)	—	(978)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,843	—	2,843
Net current-period other comprehensive income	30,487	—	30,487
Balance at September 30	$(106,082)	$—	$(106,082)
(1)    Reclassification amounts for AFS debt securities are reported as net gain (loss) on sale of investment securities or impairment loss on debt securities, and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.
(2)    Reclassification amounts for cash flow hedges are reported as interest income for the applicable hedged items on the consolidated statements of income.

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$281,612	$(196)	$800	$(377)	$281,839
Agency-guaranteed residential mortgage-backed securities	439,938	—	4,288	(140)	444,086
Agency-guaranteed residential collateralized mortgage obligations	488,233	—	2,987	(8,606)	482,614
Agency-guaranteed commercial collateralized mortgage obligations	96,660	—	540	(2,411)	94,789
Collateralized loan obligations	10,809	—	—	(149)	10,660
Corporate notes	344,683	(23,868)	1,300	(22,683)	299,432
Private label collateralized mortgage obligations	383,389	—	—	(16,977)	366,412
Available for sale debt securities	$2,045,324	$(24,064)	$9,915	$(51,343)	1,979,832
Equity securities (2)					30,988
Total investment securities, at fair value					$2,010,820

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$14,820	$(362)	$—	$(1,222)	$13,236
Agency-guaranteed residential mortgage-backed securities	330,637	—	146	(3,745)	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	—	—	(16,112)	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	—	44	(2,819)	93,075
Collateralized loan obligations	257,500	—	100	(2,193)	255,407
Commercial mortgage-backed securities	78,707	—	—	(999)	77,708
Corporate notes	564,524	(7,135)	347	(41,406)	516,330
Private label collateralized mortgage obligations	502,985	(107)	95	(27,075)	475,898
Available for sale debt securities	$2,087,881	$(7,604)	$732	$(95,571)	1,985,438
Equity securities (2)					34,256
Total investment securities, at fair value					$2,019,694
(1)Accrued interest on AFS debt securities totaled $9.4 million and $15.0 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at September 30, 2025 and December 31, 2024. No impairments have been recorded on equity securities without a readily determinable fair value during the three months ended September 30, 2025. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the nine months ended September 30, 2025 and included within other non-interest income on the consolidated statement of income.
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
Proceeds from the sale of AFS debt securities were $100.9 million and $551.3 million for the three and nine months ended September 30, 2025, respectively. Proceeds from the sale of AFS debt securities were $0.1 million and $240.8 million for the three and nine months ended September 30, 2024, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Gross realized gains	$769	$—	$4,017	$176
Gross realized losses	(583)	—	(5,628)	(925)
Net realized gains (losses) on sale of available for sale debt securities	$186	$—	$(1,611)	$(749)
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

	September 30, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$54,158	$44,830
Due after one year through five years	199,897	174,971
Due after five years through ten years	81,878	70,755
Due after ten years	8,750	8,876
Asset-backed securities	281,612	281,839
Agency-guaranteed residential mortgage-backed securities	439,938	444,086
Agency-guaranteed residential collateralized mortgage obligations	488,233	482,614
Agency-guaranteed commercial collateralized mortgage obligations	96,660	94,789
Collateralized loan obligations	10,809	10,660
Private label collateralized mortgage obligations	383,389	366,412
Total available for sale debt securities	$2,045,324	$1,979,832
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$81,699	$(20)	$81,699	$(20)
Agency-guaranteed residential mortgage-backed securities	20,022	(140)	—	—	20,022	(140)
Agency-guaranteed residential collateralized mortgage obligations	230,892	(1,715)	95,096	(6,891)	325,988	(8,606)
Agency-guaranteed commercial collateralized mortgage obligations	10,157	(49)	65,250	(2,362)	75,407	(2,411)
Collateralized loan obligations	—	—	10,660	(149)	10,660	(149)
Corporate notes	17,198	(1,552)	86,888	(6,112)	104,086	(7,664)
Private label collateralized mortgage obligations	29,909	(92)	336,503	(16,885)	366,412	(16,977)
Total	$308,178	$(3,548)	$676,096	$(32,419)	$984,274	$(35,967)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$266,568	$(3,745)	$—	$—	$266,568	$(3,745)
Agency-guaranteed residential collateralized mortgage obligations	126,602	(2,717)	100,144	(13,395)	226,746	(16,112)
Agency-guaranteed commercial collateralized mortgage obligations	85,902	(2,819)	—	—	85,902	(2,819)
Collateralized loan obligations	35,710	(265)	205,639	(1,928)	241,349	(2,193)
Commercial mortgage-backed securities	—	—	77,708	(999)	77,708	(999)
Corporate notes	74,373	(976)	239,509	(16,064)	313,882	(17,040)
Private label collateralized mortgage obligations	29,419	(581)	351,040	(24,552)	380,459	(25,133)
Total	$618,574	$(11,103)	$974,040	$(56,938)	$1,592,614	$(68,041)
At September 30, 2025, there were 17 AFS debt securities with unrealized losses in the less-than-twelve-months category and 38 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 55 securities with unrealized losses, and it is not more likely than not that Customers will be required to sell any of the 55 securities before recovery of the amortized cost basis. At December 31, 2024, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three and nine months ended September 30, 2025 and 2024. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended September 30,
	2025				2024
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total
Balance at July 1	$584	$16,772	$—	$17,356	$367	$4,972	$5,339
Credit losses on securities for which credit losses were not previously recorded	5	851	—	856	24	—	24
Credit losses on previously impaired securities	14	7,825	—	7,839	—	12	12
Decrease in allowance for credit losses on previously impaired securities	(407)	(1,507)	—	(1,914)	(84)	(652)	(736)
Reduction due to sales and intent to sell	—	(73)	—	(73)	—	—	—
Balance at September 30	$196	$23,868	$—	$24,064	$307	$4,332	$4,639

	Nine Months Ended September 30,
	2025				2024
(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total	Asset-backed securities	Corporate notes	Total
Balance at January 1	$362	$7,135	$107	$7,604	$483	$3,469	$3,952
Credit losses on securities for which credit losses were not previously recorded	(92)	6,851	—	6,759	24	635	659
Credit losses on previously impaired securities	15	10,143	—	10,158	—	613	613
Decrease in allowance for credit losses on previously impaired securities	(89)	(732)	—	(821)	(200)	(385)	(585)
Reduction due to sales and intent to sell	—	(1,434)	(107)	(1,541)	—	—	—
Allowance for credit losses on PCD debt securities	—	1,905	—	1,905	—	—	—
Balance at September 30	$196	$23,868	$—	$24,064	$307	$4,332	$4,639

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At September 30, 2025, there were four corporate note issuers in nonaccrual status. At December 31, 2024, there was one corporate note in nonaccrual status. $0.7 million in accrued interest income was reversed for the three months ended September 30, 2025. Customers recorded a reversal of $4.8 million in accrued interest income for the nine months ended September 30, 2025. No accrued interest income was reversed for the three and nine months ended September 30, 2024.
At September 30, 2025 and December 31, 2024, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At September 30, 2025 and December 31, 2024, Customers Bank had pledged AFS investment securities aggregating $1.4 billion and $1.3 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.
Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$301,284	$—	$301,284	$942	$(1,551)	$300,675
Agency-guaranteed residential mortgage-backed securities	6,750	—	6,750	—	(740)	6,010
Agency-guaranteed commercial mortgage-backed securities	1,708	—	1,708	—	(215)	1,493
Agency-guaranteed residential collateralized mortgage obligations	157,231	—	157,231	—	(11,118)	146,113
Agency-guaranteed commercial collateralized mortgage obligations	179,333	—	179,333	—	(21,968)	157,365
Private label collateralized mortgage obligations	155,018	—	155,018	5	(9,549)	145,474
Total held to maturity debt securities	$801,324	$—	$801,324	$947	$(45,141)	$757,130

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$471,996	$—	$471,996	$1,775	$(401)	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	—	6,880	—	(940)	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	—	1,770	—	(146)	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	—	169,754	—	(21,984)	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	—	158,320	—	(22,689)	135,631
Private label collateralized mortgage obligations	183,217	—	183,217	574	(13,449)	170,342
Total held to maturity debt securities	$991,937	$—	$991,937	$2,349	$(59,609)	$934,677
(1)Accrued interest on HTM debt securities totaled $1.8 million and $2.4 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
During the three and nine months ended September 30, 2024, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $202.5 million, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third party sponsored VIEs. As part of the sales, Customers recognized a loss on sale of $0.3 million, inclusive of transaction costs, in net gain (loss) on sale of loans and leases within non-interest income in the consolidated statement of income. Customers provided financing to the purchasers for a portion of the sale price in the form of $160.0 million of asset-backed securities, included in the tables above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to the VIEs, and receives servicing fees. Customers recognized servicing assets of $2.1 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of September 30, 2025 and December 31, 2024, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers’ interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.

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

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	September 30, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$301,284	$300,675
Agency-guaranteed residential mortgage-backed securities	6,750	6,010
Agency-guaranteed commercial mortgage-backed securities	1,708	1,493
Agency-guaranteed residential collateralized mortgage obligations	157,231	146,113
Agency-guaranteed commercial collateralized mortgage obligations	179,333	157,365
Private label collateralized mortgage obligations	155,018	145,474
Total held to maturity debt securities	$801,324	$757,130
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at September 30, 2025 and December 31, 2024. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at September 30, 2025 and December 31, 2024. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at September 30, 2025 and December 31, 2024. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	September 30, 2025
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$301,284	$301,284
Agency-guaranteed residential mortgage-backed securities	—	—	6,750	6,750
Agency-guaranteed commercial mortgage-backed securities	—	—	1,708	1,708
Agency-guaranteed residential collateralized mortgage obligations	—	—	157,231	157,231
Agency-guaranteed commercial collateralized mortgage obligations	—	—	179,333	179,333
Private label collateralized mortgage obligations	97,429	9,355	48,234	155,018
Total held to maturity debt securities	$97,429	$9,355	$694,540	$801,324
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in nonaccrual status in a timely manner. At September 30, 2025 and December 31, 2024, there were no HTM debt securities past due under the terms of their agreements or in nonaccrual status.

At September 30, 2025 and December 31, 2024, Customers Bank had pledged HTM investment securities aggregating $408.2 million and $386.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	September 30, 2025	December 31, 2024
Commercial loans:
Commercial real estate non-owner occupied loans, at lower of cost or fair value	$4,700	$—
Total commercial loans held for sale	4,700	—
Consumer loans:
Residential mortgage loans, at fair value	2,229	1,836
Personal installment loans, at lower of cost or fair value	23,728	40,903
Other installment loans, at fair value	240	162,055
Total consumer loans held for sale	26,197	204,794
Total loans held for sale	$30,897	$204,794
Total loans held for sale included NPLs of $5.0 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively.
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

NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2025 and December 31, 2024:

(amounts in thousands)	September 30, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,083,620	$5,842,420
Other commercial and industrial	1,146,233	1,182,350
Multifamily	2,356,590	2,252,246
Commercial real estate owner occupied	1,058,741	1,100,944
Commercial real estate non-owner occupied	1,582,332	1,359,130
Construction	123,290	147,209
Total commercial loans and leases receivable	13,350,806	11,884,299
Consumer:
Residential real estate	514,544	496,559
Manufactured housing	28,749	33,123
Installment:
Personal	570,768	463,854
Other	208,769	249,799
Total consumer loans receivable	1,322,830	1,243,335
Loans and leases receivable	14,673,636	13,127,634
Loans receivable, mortgage finance, at fair value	1,486,978	1,321,128
Loans receivable, installment, at fair value	111,636	—
Allowance for credit losses on loans and leases	(151,809)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$16,120,441	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $272.1 million and $262.7 million at September 30, 2025 and December 31, 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(35.5) million and $(20.8) million at September 30, 2025 and December 31, 2024, respectively.
Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $88.9 million and $88.2 million at September 30, 2025 and December 31, 2024, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2025 and December 31, 2024, there were $19.9 million and $31.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$6,257	$144	$4,122	$10,523	$8,213,864	$8,224,387
Multifamily	—	—	—	—	2,356,590	2,356,590
Commercial real estate owner occupied	—	—	3,931	3,931	1,054,810	1,058,741
Commercial real estate non-owner occupied	—	3,747	—	3,747	1,578,585	1,582,332
Construction	—	—	—	—	123,290	123,290
Residential real estate	5,296	2,767	4,268	12,331	502,213	514,544
Manufactured housing	509	66	1,558	2,133	26,616	28,749
Installment	7,082	3,276	4,225	14,583	764,954	779,537
Total	$19,144	$10,000	$18,104	$47,248	$14,620,922	$14,668,170

	December 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,655	$19,854	$3,606	$27,115	$6,974,904	$7,002,019
Multifamily	—	—	11,834	11,834	2,240,412	2,252,246
Commercial real estate owner occupied	11,395	—	8,071	19,466	1,081,478	1,100,944
Commercial real estate non-owner occupied	—	—	17,007	17,007	1,342,123	1,359,130
Construction	—	—	—	—	147,209	147,209
Residential real estate	9,541	4,560	3,384	17,485	479,074	496,559
Manufactured housing	766	155	2,262	3,183	29,940	33,123
Installment	7,918	5,108	5,613	18,639	695,014	713,653
Total	$33,275	$29,677	$51,777	$114,729	$12,990,154	$13,104,883
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $4.0 million and $17.1 million as of September 30, 2025 and December 31, 2024, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude PPP loans.
(4)Includes PCD loans of $121.1 million and $126.4 million at September 30, 2025 and December 31, 2024, respectively. Customers acquired $32.1 million of PCD commercial and industrial loans and recognized $1.0 million of allowance for credit losses upon acquisition during the nine months ended September 30, 2025.

Nonaccrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on nonaccrual status:

	September 30, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans	Nonaccrual loans with no related allowance	Nonaccrual loans with related allowance	Total nonaccrual loans
Commercial and industrial, including specialized lending	$4,430	$—	$4,430	$4,041	$—	$4,041
Multifamily	—	—	—	11,834	—	11,834
Commercial real estate owner occupied	3,932	—	3,932	8,090	—	8,090
Commercial real estate non-owner occupied	—	—	—	354	—	354
Residential real estate	7,143	488	7,631	8,274	440	8,714
Manufactured housing	—	1,315	1,315	—	1,852	1,852
Installment	—	4,225	4,225	—	5,613	5,613
Total	$15,505	$6,028	$21,533	$32,593	$7,905	$40,498
Interest income recognized on nonaccrual loans was insignificant for the three and nine months ended September 30, 2025 and 2024. Accrued interest reversed when the loans went to nonaccrual status was insignificant for the three and nine months ended September 30, 2025 and 2024.
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
At September 30, 2025 and December 31, 2024, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the three months ended June 30, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value.
At September 30, 2025, Customers had $1.9 million of consumer installment loans, at fair value, in nonaccrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and nine months ended September 30, 2025 and 2024 are presented in the tables below:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2025
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Charge-offs	(2,383)	—	(335)	(3,073)	—	(39)	—	(11,670)	(17,500)
Recoveries	203	—	—	—	—	14	—	1,912	2,129
Provision (benefit) for credit losses on loans and leases	313	(891)	(1,188)	2,178	(182)	39	(213)	19,706	19,762
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809
Nine Months Ended September 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(12,886)	(3,834)	(771)	(3,073)	—	(40)	—	(34,821)	(55,425)
Recoveries	3,604	—	9	—	6	19	—	6,157	9,795
Provision (benefit) for credit losses on loans and leases	13,298	5,296	998	5,452	722	398	(321)	33,821	59,664
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2024
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Charge-offs	(6,538)	(2,167)	(4)	—	—	(19)	—	(12,496)	(21,224)
Recoveries	1,482	—	—	—	3	40	—	2,655	4,180
Provision (benefit) for credit losses on loans and leases	6,526	(395)	2,486	(663)	(253)	(68)	(13)	10,146	17,766
Ending Balance, September 30, 2024	$25,191	$18,090	$10,913	$17,303	$1,606	$5,837	$4,081	$50,137	$133,158
Nine Months Ended September 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(19,282)	(4,073)	(26)	—	—	(38)	—	(43,356)	(66,775)
Recoveries	4,889	—	—	—	10	61	—	8,092	13,052
Provision (benefit) for credit losses on loans and leases	16,081	5,820	1,057	444	114	(772)	(158)	28,984	51,570
Ending Balance, September 30, 2024	$25,191	$18,090	$10,913	$17,303	$1,606	$5,837	$4,081	$50,137	$133,158

(1)    Includes specialized lending.
(2)    Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the nine months ended September 30, 2025.
At September 30, 2025, the ACL on loans and leases was $151.8 million, an increase of $15.0 million from the December 31, 2024 balance of $136.8 million. The increase in ACL for the three and nine months ended September 30, 2025 was primarily attributable to an increase in loan balances held for investment.
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
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,625	$—	$—	$—	$1,625	0.02%
Personal installment	1,004	346	686	729	2,765	0.48%
Total	$2,629	$346	$686	$729	$4,390

	Three Months Ended September 30, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$—	$4,800	$—	$—	$4,800	0.07%
Manufactured housing	—	18	—	—	79	97	0.28%
Personal installment	266	1,770	55	37	—	2,128	0.47%
Total	$266	$1,788	$4,855	$37	$79	$7,025

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$2,306	$637	$—	$—	$2,943	0.04%
Personal installment	3,547	1,436	1,126	853	6,962	1.22%
Total	$5,853	$2,073	$1,126	$853	$9,905

	Nine Months Ended September 30, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$2,000	$8,049	$—	$—	$10,049	0.15%
Multifamily	—	—	10,713	—	—	10,713	0.51%
Residential real estate	—	—	52	—	—	52	0.01%
Manufactured housing	—	96	—	—	128	224	0.65%
Personal installment	266	4,970	178	93	—	5,507	1.21%
Total	$266	$7,066	$18,992	$93	$128	$26,545

As of September 30, 2025, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and nine months ended September 30, 2025.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	3	0	$—	—%	0	10	$—
Manufactured housing	—	0	0	—	3.8	115	0	—
Personal installment	11.3	5	10	1,007	13.6	5	7	12

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	5	6	$—	—%	1	8	$—
Multifamily	—	0	0	—	—	0	5	—
Residential real estate	—	0	0	—	—	0	5	—
Manufactured housing	—	0	0	—	4.0	78	0	—
Personal installment	11.4	5	8	1,934	13.6	5	7	153
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended September 30, 2025 and 2024:

	September 30, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$345	$2,597	$2,942
Manufactured housing	—	—	—	89	89
Personal installment	494	477	251	6,221	7,443
Total	$494	$477	$596	$8,907	$10,474

	September 30, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$230	$22,395	$22,625
Multifamily	—	—	—	10,713	10,713
Residential real estate	—	—	—	52	52
Manufactured housing	19	24	37	269	349
Personal installment	436	331	665	7,393	8,825
Total	$455	$355	$932	$40,822	$42,564
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended September 30, 2025 and 2024, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or nonaccrual.
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

The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of September 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,135,318	$1,375,217	$601,142	$1,052,846	$284,513	$143,493	$2,237,798	$188,059	$8,018,386
Special mention	7,200	8,713	300	26,239	34	—	8,753	9,050	60,289
Substandard	—	5,000	821	18,554	3,758	86,766	28,242	2,571	145,712
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,142,518	$1,388,930	$602,263	$1,097,639	$288,305	$230,259	$2,274,793	$199,680	$8,224,387

Commercial and industrial loans and leases charge-offs:
Three Months Ended September 30, 2025	$—	$—	$778	$881	$337	$387	$—	$—	$2,383
Nine Months Ended September 30, 2025	—	—	881	10,459	349	1,197	—	—	12,886

Multifamily loans:
Pass	$298,280	$239,628	$785	$1,154,886	$244,266	$298,843	$—	$—	$2,236,688
Special mention	—	—	—	14,635	20,573	15,468	—	—	50,676
Substandard	—	—	—	7,212	17,075	44,939	—	—	69,226
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$298,280	$239,628	$785	$1,176,733	$281,914	$359,250	$—	$—	$2,356,590

Multifamily loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2025	—	—	—	—	—	3,834	—	—	3,834

Commercial real estate owner occupied loans:
Pass	$92,941	$386,075	$53,025	$196,486	$163,037	$131,235	$7,605	$33	$1,030,437
Special mention	—	—	—	10,869	1,237	6,991	—	—	19,097
Substandard	—	—	2,936	—	362	5,909	—	—	9,207
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$92,941	$386,075	$55,961	$207,355	$164,636	$144,135	$7,605	$33	$1,058,741

Commercial real estate owner occupied loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$7	$—	$—	$328	$—	$—	$335
Nine Months Ended September 30, 2025	—	—	7	417	—	347	—	—	771

Commercial real estate non-owner occupied loans:
Pass	$329,738	$161,926	$16,174	$385,482	$92,735	$530,611	$2,000	$—	$1,518,666
Special mention	—	—	21,971	29,858	—	5,903	—	—	57,732
Substandard	—	—	—	345	—	5,589	—	—	5,934
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$329,738	$161,926	$38,145	$415,685	$92,735	$542,103	$2,000	$—	$1,582,332

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$—	$—	$—	$3,073	$—	$—	$3,073
Nine Months Ended September 30, 2025	—	—	—	—	—	3,073	—	—	3,073

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$15,515	$44,711	$42,143	$20,921	$—	$—	$—	$—	$123,290
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$15,515	$44,711	$42,143	$20,921	$—	$—	$—	$—	$123,290

Construction loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2025	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$2,878,992	$2,221,270	$739,297	$2,918,333	$827,590	$1,275,747	$2,284,398	$199,713	$13,345,340

Total commercial loans and leases receivable charge-offs:
Three Months Ended September 30, 2025	$—	$—	$785	$881	$337	$3,788	$—	$—	$5,791
Nine Months Ended September 30, 2025	—	—	888	10,876	349	8,451	—	—	20,564

Residential real estate loans:
Performing	$47,446	$43,767	$19,943	$156,292	$116,588	$77,714	$46,027	$—	$507,777
Non-performing	—	135	634	837	1,184	3,806	171	—	6,767
Total residential real estate loans	$47,446	$43,902	$20,577	$157,129	$117,772	$81,520	$46,198	$—	$514,544

Residential real estate loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2025	—	—	—	—	—	—	—	—	—

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$27,779	$—	$—	$27,779
Non-performing	—	—	—	—	—	970	—	—	970
Total manufactured housing loans	$—	$—	$—	$—	$—	$28,749	$—	$—	$28,749

Manufactured housing loans charge-offs:
Three Months Ended September 30, 2025	$—	$—	$39	$—	$—	$—	$—	$—	$39
Nine Months Ended September 30, 2025	—	—	40	—	—	—	—	—	40

Installment loans:
Performing	$153,194	$92,329	$202,023	$193,018	$54,012	$36,532	$42,322	$1	$773,431
Non-performing	1,641	766	1,944	972	392	350	41	—	6,106
Total installment loans	$154,835	$93,095	$203,967	$193,990	$54,404	$36,882	$42,363	$1	$779,537

Installment loans charge-offs:
Three Months Ended September 30, 2025	$969	$1,484	$3,375	$3,974	$1,328	$540	$—	$—	$11,670
Nine Months Ended September 30, 2025	1,550	3,223	9,932	12,238	5,605	2,273	—	—	34,821

Total consumer loans	$202,281	$136,997	$224,544	$351,119	$172,176	$147,151	$88,561	$1	$1,322,830

Total consumer loans charge-offs:
Three Months Ended September 30, 2025	$969	$1,484	$3,414	$3,974	$1,328	$540	$—	$—	$11,709
Nine Months Ended September 30, 2025	1,550	3,223	9,972	12,238	5,605	2,273	—	—	34,861

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Loans and leases receivable	$3,081,273	$2,358,267	$963,841	$3,269,452	$999,766	$1,422,898	$2,372,959	$199,714	$14,668,170

Loans and leases receivable charge-offs:
Three Months Ended September 30, 2025	$969	$1,484	$4,199	$4,855	$1,665	$4,328	$—	$—	$17,500
Nine Months Ended September 30, 2025	$1,550	$3,223	$10,860	$23,114	$5,954	$10,724	$—	$—	$55,425

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,103,150	$738,456	$1,278,246	$333,068	$107,840	$6,742	$1,907,480	$336,100	$6,811,082
Special mention	16,905	—	6,933	1,522	—	62	8,144	3,630	37,196
Substandard	—	1,631	43,668	11,525	4,178	62,095	27,830	2,814	153,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,120,055	$740,087	$1,328,847	$346,115	$112,018	$68,899	$1,943,454	$342,544	$7,002,019

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2024 (1)	$312	$2,765	$5,833	$4,865	$2,429	$7,531	$—	$—	$23,735

Multifamily loans:
Pass	$235,685	$813	$1,182,371	$288,055	$124,779	$314,967	$—	$—	$2,146,670
Special mention	—	—	14,040	12,093	—	32,316	—	—	58,449
Substandard	—	—	—	—	—	47,127	—	—	47,127
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$235,685	$813	$1,196,411	$300,148	$124,779	$394,410	$—	$—	$2,252,246

Multifamily loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$4,073	$—	$—	$4,073

Commercial real estate owner occupied loans:
Pass	$395,522	$54,356	$211,300	$195,169	$42,078	$118,677	$7,605	$104	$1,024,811
Special mention	—	—	159	16,429	10,000	15,885	—	11,136	53,609
Substandard	—	2,944	703	—	—	18,877	—	—	22,524
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$395,522	$57,300	$212,162	$211,598	$52,078	$153,439	$7,605	$11,240	$1,100,944

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$365	$—	$—	$365

Commercial real estate non-owner occupied loans:
Pass	$163,429	$30,367	$412,352	$96,656	$165,111	$413,336	$2,000	$—	$1,283,251
Special mention	—	12,000	4,277	—	—	431	—	—	16,708
Substandard	—	—	—	—	—	59,171	—	—	59,171
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$163,429	$42,367	$416,629	$96,656	$165,111	$472,938	$2,000	$—	$1,359,130

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$145	$—	$—	$—	$145

Construction loans:
Pass	$16,103	$22,610	$94,957	$—	$—	$4,446	$—	$—	$138,116
Special mention	—	9,093	—	—	—	—	—	—	9,093
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$16,103	$31,703	$94,957	$—	$—	$4,446	$—	$—	$147,209

Construction loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$2,930,794	$872,270	$3,249,006	$954,517	$453,986	$1,094,132	$1,953,059	$353,784	$11,861,548

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$312	$2,765	$5,833	$4,865	$2,574	$11,969	$—	$—	$28,318

Residential real estate loans:
Performing	$45,757	$20,701	$163,473	$123,170	$5,827	$77,989	$50,807	$—	$487,724
Non-performing	138	273	925	1,077	317	5,425	680	—	8,835
Total residential real estate loans	$45,895	$20,974	$164,398	$124,247	$6,144	$83,414	$51,487	$—	$496,559

Residential real estate loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$38	$—	$—	$38

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$31,570	$—	$—	$31,570
Non-performing	—	—	—	—	—	1,553	—	—	1,553
Total manufactured housing loans	$—	$—	$—	$—	$—	$33,123	$—	$—	$33,123

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$86,018	$164,223	$255,777	$98,375	$31,808	$25,733	$46,126	$5	$708,065
Non-performing	238	1,829	1,698	918	260	504	141	—	5,588
Total installment loans	$86,256	$166,052	$257,475	$99,293	$32,068	$26,237	$46,267	$5	$713,653

Installment loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,792	$—	$—	$56,109

Total consumer loans	$132,151	$187,026	$421,873	$223,540	$38,212	$142,774	$97,754	$5	$1,243,335

Total consumer loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,830	$—	$—	$56,147

Loans and leases receivable	$3,062,945	$1,059,296	$3,670,879	$1,178,057	$492,198	$1,236,906	$2,050,813	$353,789	$13,104,883

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$3,109	$11,556	$28,540	$20,076	$5,385	$15,799	$—	$—	$84,465

(1)    Charge-offs for the year ended December 31, 2024 included $5.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Purchases (1)
Other commercial and industrial	$888	$602	$54,743	$8,005
Construction	—	—	10,080	—
Personal installment (2)	151,998	69,976	297,639	113,217
Total	$152,886	$70,578	$362,462	$121,222
Sales (3)
Other commercial and industrial	$—	$—	$—	$23,708
Multifamily	—	—	8,000	—
Personal installment	—	53,021	281	53,021
Total	$—	$53,021	$8,281	$76,729
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.7% and 95.9% of the loans’ unpaid principal balance for the three months ended September 30, 2025 and 2024, respectively. The purchase price was 92.0% and 97.5% of the loans’ unpaid principal balance for the nine months ended September 30, 2025 and 2024, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2025 and 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment was insignificant for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, sales of loans held for investment resulted in no gain or loss and net losses of $0.2 million, respectively, included in net gain (loss) on sale of loans and leases in the consolidated statements of income.

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $8.6 billion and $8.0 billion at September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2025	December 31, 2024
ASSETS
Operating lease ROU assets	Other assets	$34,667	$35,322
LIABILITIES
Operating lease liabilities	Other liabilities	$40,253	$37,882

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2025	2024	2025	2024
Operating lease cost (1)	Occupancy expenses	$1,787	$1,792	$5,612	$4,277
(1) There were no variable lease costs for the three and nine months ended September 30, 2025 and 2024, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2025:

(amounts in thousands)	September 30, 2025
2025	$1,901
2026	7,623
2027	7,167
2028	6,520
2029	5,558
Thereafter	18,625
Total minimum payments	47,394
Less: interest	7,141
Present value of lease liabilities	$40,253
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.4 million and $4.4 million for the three and nine months ended September 30, 2025, respectively. Cash paid pursuant to the operating lease liabilities was $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	7.7 years	8.2 years

Weighted average discount rate
Operating leases	4.17%	4.22%
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

Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers recognized a loss on sales-type leases of $14.3 million within net gain (loss) on sale of loans and leases and the corresponding investment tax credits within income tax expense (benefit) in the statements of income for the three and nine months ended September 30, 2024. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three and nine months ended September 30, 2025.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $16.1 million and $9.9 million for the three months ended September 30, 2025 and 2024, respectively. Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $46.0 million and $27.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2025 and December 31, 2024:

(amounts in thousands)	Classification	September 30, 2025	December 31, 2024
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$258,481	$251,507
Guaranteed residual assets	Loans and leases receivable	27,732	24,045
Unguaranteed residual assets	Loans and leases receivable	11,490	10,463
Deferred initial direct costs	Loans and leases receivable	1,426	1,352
Unearned income	Loans and leases receivable	(26,996)	(24,673)
Net investment in direct financing and sales-type leases		$272,133	$262,694

Operating leases
Investment in operating leases	Other assets	$358,600	$308,993
Accumulated depreciation	Other assets	(100,211)	(95,053)
Deferred initial direct costs	Other assets	994	978
Net investment in operating leases		259,383	214,918
Total lease assets		$531,516	$477,612

Maturities of operating and direct financing and sales-type lease receivables were as follows at September 30, 2025:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2025	$13,306	$29,028
2026	59,693	68,057
2027	51,897	60,662
2028	75,736	41,889
2029	39,758	29,668
Thereafter	56,493	29,177
Total minimum payments	$296,883	258,481
Less: interest		26,996
Present value of lease receivables		$231,485
NOTE 9 – DEPOSITS
The components of deposits at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
(amounts in thousands)
Demand, non-interest bearing	$6,380,879	$5,608,288
Demand, interest bearing	5,050,437	5,553,698
Savings, including money market deposit accounts	5,893,904	4,976,270
Time	3,079,803	2,708,205
Total deposits	$20,405,023	$18,846,461
The scheduled maturities for time deposits at September 30, 2025 were as follows:

(amounts in thousands)	September 30, 2025
2025	$200,652
2026	1,299,011
2027	526,259
2028	534,949
2029	394,858
Thereafter	124,074
Total time deposits	$3,079,803
Time deposits greater than the FDIC limit of $250,000 totaled $990.3 million and $803.1 million at September 30, 2025 and December 31, 2024, respectively.
Demand deposit overdrafts reclassified as loans were $0.8 million and $1.2 million at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 and December 31, 2024, the Bank had $1.7 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$50,000	4.44%	$100,000	4.61%
Total short-term debt	$50,000		$100,000
The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	September 30, 2025 (1)	December 31, 2024 (2)
FHLB advances
Maximum outstanding at any month end	$100,000	$150,000
Average balance during the period	68,864	8,880
Weighted-average interest rate during the period	4.56%	5.71%
(1)    For the nine months ended September 30, 2025.
(2)    For the year ended December 31, 2024.
At September 30, 2025 and December 31, 2024, Customers Bank had aggregate availability under federal funds lines totaling $1.6 billion and $1.7 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,145,437	(2)	4.17%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,145,437				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $750.0 million with maturities ranging from March 2026 to March 2028, and variable rate long-term advances from FHLB of $390.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at September 30, 2025.
(2)    Includes $5.4 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2025 and December 31, 2024, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
Maturities of long-term FHLB advances were as follows at September 30, 2025:

	September 30, 2025
(dollars in thousands)	Amount (1)	Rate (2)
2025	$—	—%
2026	250,000	4.38%
2027	710,000	4.03%
2028	180,000	4.43%
2029	—	—%
Thereafter	—	—%
Total long-term FHLB advances	$1,140,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $390.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

The maximum borrowing capacity with the FHLB and FRB at September 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	September 30, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,876,351	$3,562,171
Total maximum borrowing capacity with the FRB	4,819,938	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	10,339,502	9,722,736
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	September 30, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,173	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,173	$99,068

Customers Bancorp	Subordinated (2)(3)	$73,083	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,635	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,718	$182,509
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
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the nine months ended September 30, 2025. As of March 30, 2025, Customers had purchased all shares authorized under the 2024 Share Repurchase Program.
On September 5, 2025, Customers Bancorp sold 2,189,781 shares of its common stock held as treasury stock in an underwritten public offering at a price of $68.50 per share. Customers Bancorp granted the underwriters a 30-day option to purchase up to an additional 328,467 shares of its common stock in the offering at the public offering price, less underwriting discounts and commissions, which option was exercised in full. The net proceeds after deducting underwriting discounts and commissions and offering expenses were $163.5 million. The sales proceeds received in excess of the carrying value of the treasury stock of $84.8 million is included in additional paid-in capital in the consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2025.

Preferred Stock
As of September 30, 2025 and December 31, 2024, Customers Bancorp had one and two series of preferred stock outstanding, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding.
The table below summarizes Customers’ issuances of preferred stock that remain outstanding at September 30, 2025 and December 31, 2024 and the dividends paid per share:

(amounts in thousands except share and per share data)		Shares at		Carrying value at		Initial Fixed Rate	Date at which dividend rate becomes floating and earliest redemption date	Floating rate of Three-Month SOFR (1) Plus:	Dividend Paid Per Share in 2025 (2)
Fixed-to-floating rate:	Issue Date	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Series E	April 28, 2016	—	2,300,000	$—	$55,593	6.45%	June 15, 2021	5.140%	$1.23
Series F	September 16, 2016	3,400,000	3,400,000	82,201	82,201	6.00%	December 15, 2021	4.762%	$1.77
Totals		3,400,000	5,700,000	$82,201	$137,794
(1)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
(2)    For the nine months ended September 30, 2025.
NOTE 12 — SHARE-BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At September 30, 2025 and December 31, 2024, the aggregate number of shares of common stock available for grant under the 2019 Plan was 289,957 and 841,513 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the three months ended September 30, 2025 and 2024 was $4.0 million and $3.4 million, respectively. Total share-based compensation expense for the team members’ incentives for the nine months ended September 30, 2025 and 2024 was $12.1 million and $9.8 million, respectively. At September 30, 2025, there was $37.4 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2030.
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions. There were 263,381 and 8,564 restricted stock units granted under the 2019 Plan during the three months ended September 30, 2025 and 2024, respectively. There were 601,879 and 285,965 restricted stock units granted under the 2019 Plan during the nine months ended September 30, 2025 and 2024, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 41,823 and 39,555 of those units for the nine months ended September 30, 2025 and 2024, respectively, also subject to the performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable. In addition, during the three and nine months ended September 30, 2025, an incentive award of 225,000 performance-based restricted stock units were granted, subject to certain performance conditions under the Company’s 2019 Stock Incentive Plan in connection with an executive appointment. These restricted stock units vest if the executive is employed by the Company as of January 1, 2031 and, at any time during a five-year period commencing on January 1, 2026, the average closing price of the Company’s common stock is, for 20 consecutive trading days, equal to or greater than $125.00.

The tables below present the status of the restricted stock units at September 30, 2025 and 2024, and changes during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at July 1,	835,943	$41.52	1,081,102	$31.50
Granted	263,381	49.22	8,564	49.63
Vested	(13,244)	37.59	(12,740)	34.75
Forfeited	(24,448)	42.03	(15,281)	31.14
Outstanding and unvested at September 30,	1,061,632	43.47	1,061,645	31.61

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31,	1,110,122	$32.61	1,159,782	$26.78
Granted	601,879	49.27	285,965	48.85
Vested	(584,193)	28.52	(299,491)	28.73
Forfeited	(66,176)	44.03	(84,611)	32.28
Outstanding and unvested at September 30,	1,061,632	43.47	1,061,645	31.61
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
As of September 30, 2025 and December 31, 2024, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	September 30, 2025	December 31, 2024
Commitments to fund loans and leases	$277,459	$165,881
Unfunded commitments to fund mortgage finance loans	1,462,070	1,562,593
Unfunded commitments under lines of credit and credit cards	3,895,602	3,825,727
Letters of credit	36,952	31,832
Other unused and unfunded commitments	34,015	28,904
Allowance For Credit Losses on Lending-Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a benefit to provision for credit losses of $0.8 million and a provision of $2.0 million for the three and nine months ended September 30, 2025 resulting in an ACL of $6.9 million as of September 30, 2025. Customers recognized a provision for credit losses of $0.6 million and $2.7 million for the three and nine months ended September 30, 2024 resulting in an ACL of $5.6 million as of September 30, 2024. Customers had an ACL on unfunded lending-related commitments of $4.9 million as of December 31, 2024. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.

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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2025 and December 31, 2024, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,089,260	12.999%	$723,277	4.500%	N/A	N/A	$1,125,097	7.000%
Customers Bank	$2,121,804	13.222%	$722,164	4.500%	$1,043,125	6.500%	$1,123,365	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,171,461	13.510%	$964,369	6.000%	N/A	N/A	$1,366,189	8.500%
Customers Bank	$2,121,804	13.222%	$962,885	6.000%	$1,283,846	8.000%	$1,364,087	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,466,429	15.345%	$1,285,825	8.000%	N/A	N/A	$1,687,646	10.500%
Customers Bank	$2,343,688	14.604%	$1,283,846	8.000%	$1,604,808	10.000%	$1,685,048	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,171,461	9.034%	$961,444	4.000%	N/A	N/A	$961,444	4.000%
Customers Bank	$2,121,804	8.835%	$960,668	4.000%	$1,200,835	5.000%	$960,668	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of September 30, 2025 and December 31, 2024:
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
Loans held for sale and Loans receivable - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreement with fintech companies, and generally held for up to 90 days prior to sale. During the three months ended March 30, 2025, Customers transferred medical installment loans from held for sale to held for investment in connection with a lending arrangement with a fintech company that expired in the second quarter of 2025. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at September 30, 2025 and December 31, 2024 were as follows:

			Fair Value Measurements at September 30, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,185,639	$4,185,639	$4,185,639	$—	$—
Debt securities, available for sale	1,979,832	1,979,832	—	1,697,993	281,839
Debt securities, held to maturity	801,324	757,130	—	456,455	300,675
Loans held for sale	30,897	30,897	—	2,229	28,668
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,120,441	15,831,500	—	1,486,978	14,344,522
FHLB, Federal Reserve Bank, and other restricted stock	103,290	103,290	—	103,290	—
Derivatives	12,631	12,631	—	12,613	18
Liabilities:
Deposits	$20,405,023	$20,431,102	$17,325,220	$3,105,882	$—
FHLB advances	1,195,437	1,197,611	—	1,197,611	—
Other borrowings	99,173	87,336	—	87,336	—
Subordinated debt	182,718	174,181	—	174,181	—
Derivatives	17,430	17,430	—	17,430	—

			Fair Value Measurements at December 31, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,785,931	$3,785,931	$3,785,931	$—	$—
Debt securities, available for sale	1,985,438	1,985,438	—	1,972,202	13,236
Debt securities, held to maturity	991,937	934,677	—	461,307	473,370
Loans held for sale	204,794	204,794	—	1,836	202,958
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	14,104,884	—	1,321,128	12,783,756
FHLB, Federal Reserve Bank, and other restricted stock	96,214	96,214	—	96,214	—
Derivatives	15,263	15,263	—	15,223	40
Liabilities:
Deposits	$18,846,461	$18,842,810	$16,138,256	$2,704,554	$—
FHLB advances	1,128,352	1,103,324	—	1,103,324	—
Other borrowings	99,068	88,000	—	88,000	—
Subordinated debt	182,509	167,601	—	167,601	—
Derivatives	22,570	22,570	—	22,570	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$281,839	$281,839
Agency-guaranteed residential mortgage-backed securities	—	444,086	—	444,086
Agency-guaranteed residential collateralized mortgage obligations	—	482,614	—	482,614
Agency-guaranteed commercial collateralized mortgage obligations	—	94,789	—	94,789
Collateralized loan obligations	—	10,660	—	10,660
Corporate notes	—	299,432	—	299,432
Private label collateralized mortgage obligations	—	366,412	—	366,412
Derivatives	—	12,613	18	12,631
Loans held for sale – fair value option	—	2,229	240	2,469
Loans receivable, mortgage finance – fair value option	—	1,486,978	—	1,486,978
Loans receivable, installment – fair value option	—	—	111,636	111,636
Total assets – recurring fair value measurements	$—	$3,199,813	$393,733	$3,593,546
Liabilities
Derivatives	$—	$17,430	$—	$17,430
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$11,317	$11,317
Other real estate owned	—	—	12,432	12,432
Total assets – nonrecurring fair value measurements	$—	$—	$23,749	$23,749

	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$13,236	$13,236
Agency-guaranteed residential mortgage–backed securities	—	327,038	—	327,038
Agency-guaranteed residential collateralized mortgage obligations	—	226,746	—	226,746
Agency-guaranteed commercial collateralized mortgage obligations	—	93,075	—	93,075
Collateralized loan obligations	—	255,407	—	255,407
Commercial mortgage-backed securities	—	77,708	—	77,708
Corporate notes	—	516,330	—	516,330
Private label collateralized mortgage obligations	—	475,898	—	475,898
Derivatives	—	15,223	40	15,263
Loans held for sale – fair value option	—	1,836	162,055	163,891
Loans receivable, mortgage finance – fair value option	—	1,321,128	—	1,321,128
Total assets – recurring fair value measurements	$—	$3,310,389	$175,331	$3,485,720
Liabilities
Derivatives	$—	$22,570	$—	$22,570
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,048	$18,048
Total assets – nonrecurring fair value measurements	$—	$—	$18,048	$18,048

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024 are summarized in the tables below:

	Asset-backed securities
(amounts in thousands)	Three Months Ended September 30,
	2025	2024
Balance at July 1	$228,698	$21,862
Purchases	85,776	—
Principal payments and premium amortization	(34,242)	(5,704)
Increase in allowance for credit losses	(19)	(24)
Decrease in allowance for credit losses	407	84
Change in fair value recognized in OCI	1,219	607
Balance at September 30	$281,839	$16,825

	Asset-backed securities
(amounts in thousands)	Nine Months Ended September 30,
	2025	2024
Balance at January 1	$13,236	$34,949
Purchases	322,032	—
Principal payments and premium amortization	(55,241)	(19,652)
Increase in allowance for credit losses	(485)	(24)
Decrease in allowance for credit losses	651	200
Change in fair value recognized in OCI	1,646	1,352
Balance at September 30	$281,839	$16,825

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three and nine months ended September 30, 2025 and 2024 are summarized in the tables below:

	Other Installment Loans
(amounts in thousands)	Three Months Ended September 30,
	2025	2024
Balance at July 1	$123,455	$247,442
Originations	998	223,625
Sales	(856)	(200,041)
Principal payments	(11,949)	(53,928)
Change in fair value recognized in earnings	228	—
Balance at September 30	$111,876	$217,098

	Other Installment Loans
(amounts in thousands)	Nine Months Ended September 30,
	2025	2024
Balance at January 1	$162,055	$188,062
Originations	196,956	704,081
Sales	(176,777)	(518,271)
Principal payments	(72,636)	(156,774)
Change in fair value recognized in earnings	2,278	—
Balance at September 30	$111,876	$217,098

There were no transfers between levels during the three and nine months ended September 30, 2025 and 2024.

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2025 and December 31, 2024 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2025
Asset-backed securities	$281,839	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 4% - 12% (6%) 19% - 20% (19%)
Other real estate owned	12,432	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2024
Asset-backed securities	$13,236	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 5% - 10% (7%) 19% - 20% (19%)
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
NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objectives of Using Derivatives
Customers is exposed to certain risks arising from both its business operations and economic conditions. Customers manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and durations of its assets and liabilities. Specifically, Customers enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Customers’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Customers’ known or expected cash receipts and its known or expected cash payments principally related to certain loans, borrowings and deposits. Customers also has interest-rate derivatives resulting from an accommodation provided to certain qualifying customers, and therefore, they are not used to manage Customers’ interest-rate risk in assets or liabilities. Customers manages a matched book with respect to its derivative instruments used in this customer service in order to minimize its net risk exposure resulting from such transactions.

Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives include managing exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. In the past,such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. During the three and nine months ended September 30, 2025, Customers entered into two interest rate derivatives with notional amounts totaling $800 million that were designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. The outstanding cash flow hedges expire between July 2027 and July 2028. Interest rate swaps designated as cash flow hedges associated with the forecasted issuance of debt and variable-rate deposit relationships involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate swaps designated as cash flow hedges of loans receivable involve the receipt of fixed amounts from a counterparty in exchange for Customers making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. At December 31, 2024, Customers had no outstanding interest rate derivative designated as cash flow hedges of interest-rate risk.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans. Customers expects to reclassify $0.3 million of gains from AOCI to interest income during the next twelve months. Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (interest payments on commercial and industrial loans) over a maximum period of three years.
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
At September 30, 2025, Customers had 44 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. Customers did not enter into any interest rate derivatives that were designated as fair value hedges of deposits or FHLB advances during the three months ended September 30, 2025. During the nine months ended September 30, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. During the three and nine months ended September 30, 2024, Customers entered into 12 and 37 interest rate derivatives with notional amounts totaling $431.6 million and $1.8 billion, respectively, that were designated as fair value hedges of certain deposits and FHLB advances. At December 31, 2024, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.
As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
AFS debt securities	$—	$10,000	$—	$—
Deposits	1,697,282	1,794,923	22,495	(6,042)
FHLB advances	750,000	1,200,000	5,437	(1,648)

Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At September 30, 2025, Customers had 120 interest rate swaps with an aggregate notional amount of $1.2 billion and eight interest rate caps and collars with an aggregated notional amount of $309.2 million related to this program. At December 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $150.0 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps, caps and collars (1)	Other assets	$12,613	Other liabilities	$17,300

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$15,223	Other liabilities	$22,567
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.
Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and nine months ended September 30, 2025 and 2024:

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2025	2024	2025	2024
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(2,245)	$42,717	$(6,535)	$54,453
Recognized on hedged AFS debt securities	Net interest income	—	(306)	—	(739)
Recognized on hedged deposits	Net interest income	1,452	(23,444)	4,188	(25,130)
Recognized on hedged FHLB advances	Net interest income	944	(18,967)	2,834	(28,584)
Total		$151	$—	$487	$—
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$340	$374	$(2,011)	$1,109

Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers’ derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(amounts in thousands)	2025	2024		2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,681	$—	Interest income	$(1,412)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024		2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,681	$—	Interest income	$(1,412)	$—
(1)    Amounts presented are net of taxes. Refer to NOTE 5 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of September 30, 2025, the fair value of derivatives in a net asset position related to these agreements was $1.3 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $2.2 million of cash as collateral at September 30, 2025. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers’ interest rate swaps and interest rate caps with institutional counterparties are subject to master netting arrangements and are included in the tables below. Interest rate swaps, caps and collars with commercial banking customers are not subject to master netting arrangements and are excluded from the tables below. Customers has not made a policy election to offset its derivative positions.

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
September 30, 2025
Interest rate derivative assets with institutional counterparties	$7,079	$(5,814)	$(1,265)	$—

Interest rate derivative liabilities with institutional counterparties	$5,814	$(5,814)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2024
Interest rate derivative assets with institutional counterparties	$14,782	$(577)	$(14,205)	$—

Interest rate derivative liabilities with institutional counterparties	$577	$(577)	$—	$—
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
Chun Yao Chang Matter
On December 2, 2024, a federal securities class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania, captioned Chang v. Customers Bancorp, Inc. et al., Case No. 2:24-cv-06416-JS, by Chun Yao Chang against Customers Bancorp, Jay Sidhu, its Chief Executive Officer and Executive Chairman of the Company’s Board of Directors, and Carla Leibold, its former Chief Financial Officer. The action alleges that Customers Bancorp and the individual defendants made materially false and/or misleading statements and/or omissions during the class period of March 1, 2024 through August 8, 2024, and that such statements violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of Customers Bancorp. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. On January 31, 2025, Chun Yao Chang filed the only application for appointment as lead plaintiff with The Rosen Law Firm, P.A. as counsel. On June 24, 2025, the court denied plaintiff’s motion for appointment as lead counsel, finding that plaintiff had not made the required prima facie showing that he will be an adequate class representative. Customers Bancorp intends to defend itself against this action. On October 28, 2025, the plaintiff filed a notice to voluntarily dismiss his case without prejudice against all defendants.
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
Customers’ CODM is the Executive Committee (the “Executive Committee”) that includes the Chief Executive Officer, President, Chief Financial Officer, Chief Banking Officer, Chief Risk Officer, Chief Credit Officer and the Head of Corporate Development and Investor Relations. The Executive Committee assesses performance of Customers on a consolidated basis, and decides how to allocate resources based on net income that is also reported as net income available to common shareholders on the consolidated statement of income.
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
The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

Segment profit or loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest income	$361,479	$332,113	$1,004,389	$997,928
Total interest expense	159,567	173,568	458,328	511,345
Net interest income	201,912	158,545	546,061	486,583
Provision for credit losses	26,543	17,066	75,621	52,257
Net interest income after provision for credit losses	175,369	141,479	470,440	434,326
Total non-interest income (1)	30,191	8,557	35,307	60,825
Non-interest expense:
Salaries and employee benefits	48,723	47,717	137,245	128,689
Technology, communication and bank operations	10,415	13,588	32,109	51,719
Commercial lease depreciation	9,463	7,811	26,669	23,610
Professional services	12,281	9,048	37,988	21,505
Loan servicing	4,167	3,778	12,850	11,325
Occupancy (2)	4,370	2,987	11,333	8,454
FDIC assessments, non-income taxes and regulatory fees	8,505	7,902	32,161	31,607
Advertising and promotion	636	908	1,625	2,844
Other (3)	6,657	10,279	22,634	26,886
Total non-interest expense	105,217	104,018	314,614	306,639
Income before income tax expense (benefit)	100,343	46,018	191,133	188,512
Income tax expense (benefit)	24,598	(725)	41,537	33,958
Segment net income	75,745	46,743	149,596	154,554
Preferred stock dividends	2,019	3,806	8,593	11,391
Loss on redemption of preferred stock	—	—	1,908	—
Segment net income available to common shareholders	$73,726	$42,937	$139,095	$143,163

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income available to common shareholders	$73,726	$42,937	$139,095	$143,163

Basic earnings per common share	$2.28	$1.36	$4.37	$4.54
Diluted earnings per common share	2.20	1.31	4.24	4.37
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $1.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements were $2.6 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)    Other expenses include fees paid to a fintech company related to consumer installment loans, provision for credit losses on unfunded lending-related commitments, loan workout and non-capitalizable origination costs, provision for operating losses, insurance expenses, charitable contributions and other miscellaneous expenses.
Substantially all revenues generated and long-lived assets held by Customers are derived from customers that reside in the United States. Customers did not earn revenues from a single external customer that represents ten percent or more of consolidated total revenues.

The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of September 30, 2025 and December 31, 2024:

Segment assets

(amounts in thousands)	September 30, 2025	December 31, 2024
Total assets	$24,260,163	$22,308,241
Adjustments and reconciling items	—	—
Consolidated total assets	$24,260,163	$22,308,241

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three and nine months ended September 30, 2025. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2024 Form 10-K.
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
Impact of Macroeconomic and Banking Industry Uncertainties and Military Conflicts
At its September 2025 meeting, the Federal Reserve enacted a 25 basis point reduction in the federal funds rate. In addition, on October 29, 2025, the Federal Reserve announced an additional rate cut of 25 basis points. Although inflation remains slightly elevated and above the Federal Reserve’s stated 2% target and is not anticipated to fall below that threshold until 2028, it cited the weakening labor market as the key consideration for adopting a less restrictive monetary position. The Federal Reserve has stated that they would assess incoming data, the evolving outlook and the balance of risks in further lowering the federal funds rate. Significant uncertainties exist as to the extent and timing of future rate cuts and their effects on the economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $5.7 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $4.2 billion as of September 30, 2025. The Bank’s estimated FDIC insured deposits represented approximately 57% of our deposits (inclusive of accrued interest) as of September 30, 2025. When including collateralized and affiliate deposits as FDIC insured, this number increased to 67% of our deposits as of September 30, 2025. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2025 is highly uncertain.
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

Allowance for Credit Losses
Customers’ ACL at September 30, 2025 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of September 30, 2025 as compared to December 31, 2024 resulted primarily from higher loan balances held for investment. The provision for credit losses on loans and leases was $19.8 million and $59.7 million for the three and nine months ended September 30, 2025, respectively, for an ending ACL balance of $158.7 million ($151.8 million for loans and leases and $6.9 million for unfunded lending-related commitments) as of September 30, 2025.
To determine the ACL as of September 30, 2025, Customers utilized Moody’s September 2025 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at September 2025 assumed slight improvement in macroeconomic forecasts from the second quarter 2025 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board lowering interest rates in September and December 2025 and gradually reducing the policy rate to its neutral level by late 2026; the effective tariff rate is expected to rise from just over 2% at the start of the year to an average of 15% through early next year, before slowly falling late in the decade; the military conflict between Russia and Ukraine continues but the impact on energy, agriculture and other commodity markets is modest; while there is always a threat that the turmoil in the Middle East disrupts energy and financial markets, that threat has abated somewhat; the CPI rising 2.8% in 2025 and 3.4% in 2026; and the unemployment rate rising to 4.2% in 2025 and 4.6% in 2026 as the outlook for the job market remains weak from the global trade war. Customers continues to monitor the impact of the military conflicts between Russia and Ukraine and in the Middle East, high tariffs, inflation, and monetary and fiscal policy measures including the federal government shutdown on the U.S. economy and, if pace of the expected economic growth is worse than expected, further meaningful provisions for credit losses could be required.

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
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the impact of the current administration’s tariffs and deportations on the economy being significantly worse than expected causing inflation to rise; rising inflation causes the Federal Reserve Board to raise the Fed Funds; elevated interest rates weakening credit-sensitive spending more than anticipated and business and consumer confidence to decline; military conflict between Russia and Ukraine persisting longer than expected; the conflict in Israel widening; the combination of tariffs, rising inflation, deportations, political tensions, still-elevated interest rates and reduced credit availability causing the economy to fall into recession in the third quarter of 2025; real GDP declining cumulatively by 2.6% from the third quarter of 2025 through the second quarter of 2026; declines in European economies and retaliatory tariffs hurting U.S. exports; and unemployment beginning to increase significantly in the fourth quarter of 2025 and peaking in the fourth quarter of 2026. Under this scenario, as an example, the unemployment rate is estimated at 4.7% and 8.0% in 2025 and 2026, respectively. These numbers represent a 0.5% and 3.4% higher unemployment estimate than the Baseline scenario projection of 4.2% and 4.6% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $88 million at September 30, 2025. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, or risks of rising inflation including a near-term recession could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, higher tariffs, federal government shutdown and risks of rising inflation have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
For more information, refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.

Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net interest income	$201,912	$158,545	$43,367	27.4%	$546,061	$486,583	$59,478	12.2%
Provision for credit losses	26,543	17,066	9,477	55.5%	75,621	52,257	23,364	44.7%
Total non-interest income	30,191	8,557	21,634	252.8%	35,307	60,825	(25,518)	(42.0)%
Total non-interest expense	105,217	104,018	1,199	1.2%	314,614	306,639	7,975	2.6%
Income before income tax expense (benefit)	100,343	46,018	54,325	118.1%	191,133	188,512	2,621	1.4%
Income tax expense (benefit)	24,598	(725)	25,323	NM	41,537	33,958	7,579	22.3%
Net income	75,745	46,743	29,002	62.0%	149,596	154,554	(4,958)	(3.2)%
Preferred stock dividends	2,019	3,806	(1,787)	(47.0)%	8,593	11,391	(2,798)	(24.6)%
Loss on redemption of preferred stock	—	—	—	—%	1,908	—	1,908	NM
Net income available to common shareholders	$73,726	$42,937	$30,789	71.7%	$139,095	$143,163	$(4,068)	(2.8)%
Customers reported net income available to common shareholders of $73.7 million and $139.1 million for the three and nine months ended September 30, 2025, respectively, compared to net income available to common shareholders of $42.9 million and $143.2 million for the three and nine months ended September 30, 2024, respectively. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were as follows:
Net interest income
Net interest income increased $43.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances, interest-bearing deposits and loan purchase discount accretion. Average interest-earning assets increased by $2.5 billion for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in interest-earning assets was primarily driven by increases in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities. NIM increased by 40 basis points to 3.46% for the three months ended September 30, 2025 from 3.06% for the three months ended September 30, 2024. The NIM increase was primarily attributable to lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 58 basis point decrease in the cost of interest-bearing liabilities and higher loan purchase discount accretion for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.91% and 3.59% for the three months ended September 30, 2025 and 2024, respectively.
Net interest income increased $59.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances and loan purchase discount accretion, partially offset by a decrease in interest income from investment securities and interest-bearing deposits. Average interest-earning assets increased by $1.5 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in interest-earning assets was primarily driven by an increase in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities. NIM increased by 14 basis points to 3.30% for the nine months ended September 30, 2025 from 3.16% for the nine months ended September 30, 2024. The NIM increase was primarily attributable to lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 54 basis point decrease in the cost of interest-bearing liabilities, higher loan purchase discount accretion and higher market interest rates on consumer installment loans, partially offset by decreases in market interest rates in specialized lending, investment securities and interest-earning deposits for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.95% and 3.55% for the nine months ended September 30, 2025 and 2024, respectively.

Provision for credit losses
The $9.5 million increase in the provision for credit losses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 included $2.0 million increase in provision for credit losses on loans and leases for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which primarily reflects an increase in loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.03% of total loans and leases receivable at September 30, 2025, compared to 1.06% of total loans and leases receivable at September 30, 2024. Net charge-offs for the three months ended September 30, 2025 were $15.4 million, or 39 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $17.0 million, or 50 basis points on an annualized basis, for the three months ended September 30, 2024. The decrease in net charge-offs for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to lower charge-offs for commercial and industrial loans and multifamily loans, partially offset by higher charge-offs for non-owner occupied commercial real estate loans.
The $23.4 million increase in the provision for credit losses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 included $8.1 million increase in provision for credit losses on loans and leases for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which primarily reflects an increase in loan balances held for investment. Net charge-offs for the nine months ended September 30, 2025 were $45.6 million, or 40 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $53.7 million, or 54 basis points on an annualized basis, for the nine months ended September 30, 2024. The decrease in net charge-offs for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to lower charge-offs for commercial and industrial loans and consumer installment loans, partially offset by higher charge-offs for non-owner occupied commercial real estate loans.
The provision for credit losses for the three months ended September 30, 2025 and 2024 also included a provision for credit losses of $6.8 million and a benefit to provision of $0.7 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $16.0 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
Non-interest income
The $21.6 million increase in non-interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from a decrease of $14.5 million in net loss on sale of loans and leases, which included a loss of $14.3 million on leases of commercial clean vehicles that were accounted for as sales-type leases during the three months ended September 30, 2024, and increases of $3.4 million in loan fees, $1.7 million in other non-interest income and $1.4 million in commercial lease income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the three months ended September 30, 2024. Refer to “NOTE 8 – LEASES” to Customers’ unaudited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles.
The $25.5 million decrease in non-interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from $51.3 million of impairment loss on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, reduce asset sensitivity and benefit margin during the nine months ended September 30, 2025 and $11.0 million of unrealized gain on equity method investment with a fair value of $16.0 million purchased at a discount for the nine months ended September 30, 2024, partially offset by a decrease of $14.8 million in net loss on sale of loans and leases, which included a loss of $14.3 million on leases of commercial clean vehicles that were accounted for as sales-type leases during the nine months ended September 30, 2024, and increases of $9.3 million in loan fees, $8.4 million in other non-interest income, $3.2 million in commercial lease income and $1.8 million in bank-owned life insurance income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the nine months ended September 30, 2024. Refer to “NOTE 8 – LEASES” to Customers’ unaudited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles.

Non-interest expense
The $1.2 million increase in non-interest expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from increases of $3.2 million in professional services, $1.7 million in commercial lease depreciation, $1.4 million in occupancy, $1.0 million in salaries and employee benefits and $0.6 million in FDIC assessments, non-income taxes and regulatory fees. These increases were offset in part by decreases of $3.6 million in other non-interest expense and $3.2 million in technology, communication and bank operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The $8.0 million increase in non-interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from increases of $16.5 million in professional services, $8.6 million in salaries and employee benefits, $3.1 million in commercial lease depreciation, $2.9 million in occupancy, $1.5 million in loan servicing and $0.6 million in FDIC assessments, non-income taxes and regulatory fees. These increases were offset in part by decreases of $19.6 million in technology, communication and bank operations and $4.3 million in other non-interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Included in the $19.6 million decrease in technology, communication and bank operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was $7.1 million of deposit servicing fees related to periods prior to 2024 that were recorded in the nine months ended September 30, 2024.
Included in the $0.6 million increase in FDIC assessments, non-income taxes and regulatory fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was $4.2 million in FDIC premiums related to periods prior to 2024 that were recorded in the nine months ended September 30, 2024. Customers also recorded a credit of $3.0 million within FDIC assessments, non-income taxes and regulatory fees for Pennsylvania bank shares taxes relating to periods prior to 2024 during the three and nine months ended September 30, 2024.
Income tax expense (benefit)
Customers’ effective tax rate was 24.5% for the three months ended September 30, 2025 compared to (1.6)% for the three months ended September 30, 2024. The increase in the effective tax rate primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the three months ended September 30, 2024. These investment tax credits from commercial clean vehicle leases were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the three months ended September 30, 2024.
Customers’ effective tax rate was 21.7% for the nine months ended September 30, 2025 compared to 18.0% for the nine months ended September 30, 2024. The increase in the effective tax rate primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the nine months ended September 30, 2024, partially offset by an increase in discrete tax benefits from share-based compensation for 2025. The investment tax credits from commercial clean vehicle leases were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the nine months ended September 30, 2024.
Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $2.0 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively. Preferred stock dividends were $8.6 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.

NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2025 and 2024. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,409,220	$49,639	4.47%	$3,224,940	$44,372	5.47%	$(9,104)	$14,371	$5,267
Investment securities (1)	2,931,351	36,091	4.88%	3,706,974	46,265	4.97%	(810)	(9,364)	(10,174)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	7,317,299	136,652	7.41%	5,805,389	124,667	8.54%	(17,891)	29,876	11,985
Other commercial and industrial loans (2)	1,492,155	35,475	9.43%	1,533,057	24,654	6.40%	11,493	(672)	10,821
Mortgage finance loans	1,478,871	18,454	4.95%	1,267,656	17,723	5.56%	(2,060)	2,791	731
Multifamily loans	2,306,373	25,931	4.46%	2,071,340	21,147	4.06%	2,223	2,561	4,784
Non-owner occupied commercial real estate loans	1,635,937	24,148	5.86%	1,411,533	21,065	5.94%	(284)	3,367	3,083
Residential mortgages	551,436	6,647	4.78%	525,285	6,082	4.61%	240	325	565
Installment loans	938,890	26,413	11.16%	1,029,812	24,228	9.36%	4,438	(2,253)	2,185
Total loans and leases (3)	15,720,961	273,720	6.91%	13,644,072	239,566	6.99%	(2,729)	36,883	34,154
Other interest-earning assets	140,011	2,029	5.75%	118,914	1,910	6.39%	(202)	321	119
Total interest-earning assets	23,201,543	361,479	6.19%	20,694,900	332,113	6.39%	(10,550)	39,916	29,366
Non-interest-earning assets	729,180			535,504
Total assets	$23,930,723			$21,230,404
Liabilities
Interest checking accounts	$4,983,168	48,105	3.83%	$5,787,026	65,554	4.51%	(9,082)	(8,367)	(17,449)
Money market deposit accounts	4,360,446	42,980	3.91%	3,676,994	42,128	4.56%	(6,449)	7,301	852
Other savings accounts	1,485,652	14,724	3.93%	1,563,970	18,426	4.69%	(2,828)	(874)	(3,702)
Certificates of deposit	3,108,831	36,174	4.62%	2,339,937	29,721	5.05%	(2,700)	9,153	6,453
Total interest-bearing deposits (4)	13,938,097	141,983	4.04%	13,367,927	155,829	4.64%	(20,440)	6,594	(13,846)
Borrowings	1,429,981	17,584	4.88%	1,334,905	17,739	5.29%	(1,402)	1,247	(155)
Total interest-bearing liabilities	15,368,078	159,567	4.12%	14,702,832	173,568	4.70%	(21,778)	7,777	(14,001)
Non-interest-bearing deposits (4)	6,362,360			4,557,815
Total deposits and borrowings	21,730,438		2.91%	19,260,647		3.59%
Other non-interest-bearing liabilities	239,969			195,722
Total liabilities	21,970,407			19,456,369
Shareholders’ equity	1,960,316			1,774,035
Total liabilities and shareholders’ equity	$23,930,723			$21,230,404
Net interest income		201,912			158,545		$11,228	$32,139	$43,367
Tax-equivalent adjustment		360			392
Net interest earnings		$202,272			$158,937
Interest spread			3.27%			2.80%
Net interest margin			3.46%			3.05%
Net interest margin tax equivalent (5)			3.46%			3.06%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.77% and 3.46% for the three months ended September 30, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the three months ended September 30, 2025 and 2024, presented to approximate interest income as a taxable asset.
Net interest income increased $43.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances, interest-bearing deposits and loan purchase discount accretion. Average interest-earning assets increased by $2.5 billion, primarily related to increases in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities.
The NIM increased by 40 basis points to 3.46% for the three months ended September 30, 2025 from 3.06% for the three months ended September 30, 2024 resulting primarily from lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits and higher loan purchase discount accretion. The cost of interest-bearing liabilities decreased 58 basis points for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.91% and 3.59% for the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,946,022	$132,525	4.49%	$3,471,011	$142,695	5.49%	$(28,082)	$17,912	$(10,170)
Investment securities (1)	2,973,600	107,811	4.85%	3,736,770	140,653	5.03%	(4,897)	(27,945)	(32,842)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	6,862,095	384,457	7.49%	5,507,963	361,234	8.76%	(57,209)	80,432	23,223
Other commercial and industrial loans (2)	1,506,324	85,270	7.57%	1,575,815	76,487	6.48%	12,296	(3,513)	8,783
Mortgage finance loans	1,411,814	51,555	4.88%	1,151,173	45,640	5.30%	(3,824)	9,739	5,915
Multifamily loans	2,299,335	74,876	4.35%	2,100,501	63,863	4.06%	4,736	6,277	11,013
Non-owner occupied commercial real estate loans	1,589,446	68,715	5.78%	1,385,685	61,714	5.95%	(1,812)	8,813	7,001
Residential mortgages	539,762	19,219	4.76%	522,876	17,745	4.53%	901	573	1,474
Installment loans	919,021	74,072	10.78%	1,131,633	80,866	9.55%	9,590	(16,384)	(6,794)
Total loans and leases (3)	15,127,797	758,164	6.70%	13,375,646	707,549	7.07%	(38,450)	89,065	50,615
Other interest-earning assets	133,921	5,889	5.88%	112,365	7,031	8.36%	(2,331)	1,189	(1,142)
Total interest-earning assets	22,181,340	1,004,389	6.05%	20,695,792	997,928	6.44%	(62,531)	68,992	6,461
Non-interest-earning assets	694,136			487,991
Total assets	$22,875,476			$21,183,783
Liabilities
Interest checking accounts	$5,090,947	145,253	3.81%	$5,682,240	191,132	4.49%	(27,194)	(18,685)	(45,879)
Money market deposit accounts	4,128,528	121,144	3.92%	3,419,880	117,106	4.57%	(18,074)	22,112	4,038
Other savings accounts	1,322,135	38,182	3.86%	1,708,625	61,008	4.77%	(10,443)	(12,383)	(22,826)
Certificates of deposit	2,905,047	102,757	4.73%	2,374,982	89,092	5.01%	(5,219)	18,884	13,665
Total interest-bearing deposits (4)	13,446,657	407,336	4.05%	13,185,727	458,338	4.64%	(59,805)	8,803	(51,002)
Borrowings	1,398,401	50,992	4.88%	1,431,520	53,007	4.95%	(764)	(1,251)	(2,015)
Total interest-bearing liabilities	14,845,058	458,328	4.13%	14,617,247	511,345	4.67%	(60,744)	7,727	(53,017)
Non-interest-bearing deposits (4)	5,891,249			4,626,580
Total deposits and borrowings	20,736,307		2.95%	19,243,827		3.55%
Other non-interest-bearing liabilities	235,938			221,278
Total liabilities	20,972,245			19,465,105
Shareholders’ equity	1,903,231			1,718,678
Total liabilities and shareholders’ equity	$22,875,476			$21,183,783
Net interest income		546,061			486,583		$(1,787)	$61,265	$59,478
Tax-equivalent adjustment		1,089			1,179
Net interest earnings		$547,150			$487,762
Interest spread			3.10%			2.89%
Net interest margin			3.29%			3.15%
Net interest margin tax equivalent (5)			3.30%			3.16%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.82% and 3.44% for the nine months ended September 30, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for the nine months ended September 30, 2025 and 2024, presented to approximate interest income as a taxable asset.
Net interest income increased $59.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances and loan purchase discount accretion, partially offset by a decrease in interest income from investment securities and interest-bearing deposits. Average interest-earning assets increased by $1.5 billion, primarily related to an increase in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities.

The NIM increased by 14 basis points to 3.30% for the nine months ended September 30, 2025 from 3.16% for the nine months ended September 30, 2024 resulting primarily from lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, higher loan purchase discount accretion and higher market interest rates on consumer installment loans, partially offset by decreases in market interest rates in specialized lending, investment securities and interest-earning deposits. The cost of interest-bearing liabilities decreased 54 basis points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Customers’ total cost of funds, including non-interest bearing deposits was 2.95% and 3.55% for the nine months ended September 30, 2025 and 2024, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses on loans and leases during the three months ended September 30, 2025, which resulted primarily from an increase in loan balances held for investment. Customers recorded a provision for credit losses of $19.8 million for loans and leases and a benefit to provision of $0.8 million for lending-related commitments, respectively, for the three months ended September 30, 2025. Customers recorded a provision for credit losses of $17.8 million for loans and leases and $0.6 million for lending-related commitments, respectively, for the three months ended September 30, 2024. Net charge-offs for the three months ended September 30, 2025 were $15.4 million, or 39 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $17.0 million, or 50 basis points of average loans and leases on an annualized basis, for the three months ended September 30, 2024. The decrease in net charge-offs for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to lower charge-offs for commercial and industrial loans and multifamily loans, partially offset by higher charge-offs for non-owner occupied commercial real estate loans.
Customers recorded a provision for credit losses of $59.7 million for loans and leases and $2.0 million for lending-related commitments, respectively, for the nine months ended September 30, 2025, which resulted primarily from an increase in loan balances held for investment. Customers recorded a provision for credit losses of $51.6 million for loans and leases and $2.7 million for lending-related commitments, respectively, for the nine months ended September 30, 2024. Net charge-offs for the nine months ended September 30, 2025 were $45.6 million or 40 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $53.7 million, or 54 basis points of average loans and leases on an annualized basis, for the nine months ended September 30, 2024. The decrease in net charge-offs for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to lower charge-offs for for commercial and industrial loans and consumer installment loans, partially offset by higher charge-offs for non-owner occupied commercial real estate loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended September 30, 2025 and 2024 also included a provision for credit losses of $6.8 million and a benefit to provision of $0.7 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $16.0 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Commercial lease income	$11,536	$10,093	$1,443	14.3%	$33,260	$30,058	$3,202	10.7%
Loan fees	11,443	8,011	3,432	42.8%	27,784	18,524	9,260	50.0%
Bank-owned life insurance	2,165	2,049	116	5.7%	9,074	7,317	1,757	24.0%
Mortgage finance transactional fees	1,298	1,087	211	19.4%	3,406	3,091	315	10.2%
Net gain (loss) on sale of loans and leases	—	(14,548)	14,548	(100.0)%	2	(14,776)	14,778	(100.0)%
Net gain (loss) on sale of investment securities	186	—	186	NM	(1,611)	(749)	(862)	115.1%
Impairment loss on debt securities	—	—	—	—%	(51,319)	—	(51,319)	NM
Unrealized gain on equity method investments	—	—	—	—%	—	11,041	(11,041)	(100.0)%
Other	3,563	1,865	1,698	91.0%	14,711	6,319	8,392	132.8%
Total non-interest income	$30,191	$8,557	$21,634	252.8%	$35,307	$60,825	$(25,518)	(42.0)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $1.4 million increase in commercial lease income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from the growth of Customers’ equipment finance business.
The $3.2 million increase in commercial lease income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $3.4 million increase in loan fees for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from income on the settlement of certain stock warrants.
The $9.3 million increase in loan fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from increases in fees earned on unused lines of credit and income on the settlement of certain stock warrants.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $0.1 million increase in bank-owned life insurance income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from an increase in cash surrender value of the policies.
The $1.8 million increase in bank-owned life insurance income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from increases in death benefits received from insurance carriers and cash surrender value of the policies.

Net gain (loss) on sale of loans and leases
The $14.5 million decrease in net loss on sale of loans and leases for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from $14.3 million of loss on leases of commercial clean vehicles that were accounted for as sales-type leases during the three months ended September 30, 2024, and a loss of $0.3 million, inclusive of transaction costs, on sales of $202.5 million in consumer installment loans, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs for the three months ended September 30, 2024. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the three months ended September 30, 2024. Refer to “NOTE 8 – LEASES” to Customers’ unaudited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs.
The $14.8 million decrease in net loss on sale of loans and leases for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from $14.3 million of loss on leases of commercial clean vehicles that were accounted for as sales-type leases during the nine months ended September 30, 2024, and a loss of $0.3 million, inclusive of transaction costs, on sales of $202.5 million in consumer installment loans, inclusive of $53.0 million of personal installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs for the nine months ended September 30, 2024. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the nine months ended September 30, 2024. Refer to “NOTE 8 – LEASES” to Customers’ unaudited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs.

Net gain (loss) on sale of investment securities

The $0.2 million increase in net gain on sale of investment securities for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 reflects net gains realized from the sales of $100.7 million in AFS debt securities for the three months ended September 30, 2025, compared to the sale of $0.1 million in AFS debt securities during the three months ended September 30, 2024. There can be no assurance that Customers will realize gains from sales of investment securities in 2025, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
The $0.9 million increase in net loss on sale of investment securities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflects net losses realized from the sales of $552.9 million in AFS debt securities for the nine months ended September 30, 2025, mostly those securities that the Bank decided to sell during the three months ended March 31, 2025, compared to the sales of $241.6 million in AFS debt securities during the nine months ended September 30, 2024. There can be no assurance that Customers will realize gains from sales of investment securities in 2025, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Impairment loss on debt securities
The $51.3 million increase in impairment loss on debt securities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, reduce asset sensitivity and benefit margin during the nine months ended September 30, 2025.
Unrealized gain on equity method investments
The $11.0 million decrease in unrealized gain on the equity method investments for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflects unrealized gain from the equity method investment with a fair value of $16.0 million purchased at a discount during the nine months ended September 30, 2024.
Other non-interest income
The $1.7 million increase in other non-interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from an increase of $1.8 million in deposit account fees.
The $8.4 million increase in other non-interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was recently acquired by a bank, and an increase of $5.6 million in deposit account fees.

NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Salaries and employee benefits	$48,723	$47,717	$1,006	2.1%	$137,245	$128,689	$8,556	6.6%
Technology, communication and bank operations	10,415	13,588	(3,173)	(23.4)%	32,109	51,719	(19,610)	(37.9)%
Commercial lease depreciation	9,463	7,811	1,652	21.1%	26,669	23,610	3,059	13.0%
Professional services	12,281	9,048	3,233	35.7%	37,988	21,505	16,483	76.6%
Loan servicing	4,167	3,778	389	10.3%	12,850	11,325	1,525	13.5%
Occupancy	4,370	2,987	1,383	46.3%	11,333	8,454	2,879	34.1%
FDIC assessments, non-income taxes and regulatory fees	8,505	7,902	603	7.6%	32,161	31,607	554	1.8%
Advertising and promotion	636	908	(272)	(30.0)%	1,625	2,844	(1,219)	(42.9)%
Other	6,657	10,279	(3,622)	(35.2)%	22,634	26,886	(4,252)	(15.8)%
Total non-interest expense	$105,217	$104,018	$1,199	1.2%	$314,614	$306,639	$7,975	2.6%
Salaries and employee benefits
The $1.0 million increase in salaries and employee benefits for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from an increase in average full-time equivalent team members and annual merit increases, partially offset by lower incentives.
The $8.6 million increase in salaries and employee benefits for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from an increase in average full-time equivalent team members and annual merit increases, partially offset by lower incentives.
Technology, communication and bank operations
The $3.2 million decrease in technology, communication and bank operations expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from decreases in deposit servicing-related expenses from lower servicing fees and $1.0 million in software, including fees for software as a service.
The $19.6 million decrease in technology, communication and bank operations expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from decreases in deposit servicing-related expenses from lower servicing fees and $3.4 million in fees for software as a service.
Customers incurred expenses of $0.2 million and $3.0 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the three months ended September 30, 2025 and 2024, respectively. Customers incurred expenses of $2.3 million and $17.1 million to BM Technologies under the deposit servicing agreement included within the technology, communication and bank operations expense during the nine months ended September 30, 2025 and 2024, respectively. The deposit servicing fees of $17.1 million incurred to BM Technologies for the nine months ended September 30, 2024 included $7.1 million for periods prior to 2024. Customers’ deposits serviced by BM Technologies under a white label relationship decreased by approximately $187.0 million, including $166.7 million of deposits transferred to a new sponsor bank during the three and six months ended June 30, 2025.
Commercial lease depreciation
The $1.7 million increase in commercial lease depreciation for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
The $3.1 million increase in commercial lease depreciation for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.

Professional services
The $3.2 million increase in professional services for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from increases in contractor services including to enhance the Bank’s risk management infrastructure.
The $16.5 million increase in professional services for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from increases in contractor services and consulting fees including to enhance the Bank’s risk management infrastructure.
Loan servicing
The $0.4 million increase in loan servicing for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from the growth in consumer loan portfolios serviced by third parties.
The $1.5 million increase in loan servicing for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from the growth in consumer loan portfolios serviced by third parties.
Occupancy
The $1.4 million increase in occupancy for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from higher depreciation and amortization associated with the Bank’s growth.
The $2.9 million increase in occupancy for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from higher lease expense and depreciation and amortization associated with the Bank’s growth.
FDIC assessments, non-income taxes and regulatory fees
The $0.6 million increase in FDIC assessments, non-income taxes and regulatory fees for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from an increase in Pennsylvania bank shares taxes, partially offset by a decrease in FDIC assessments. Customers recorded a credit of $3.0 million for Pennsylvania bank shares taxes relating to periods prior to 2024 during the three months ended September 30, 2024.
The $0.6 million increase in FDIC assessments, non-income taxes and regulatory fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from an increase in Pennsylvania bank shares taxes, partially offset by a decrease in FDIC assessments. Customers recorded a credit of $3.0 million for Pennsylvania bank shares taxes relating to periods prior to 2024 during the nine months ended September 30, 2024. The FDIC assessments for the nine months ended September 30, 2024 included $4.2 million for periods prior to 2024.
Other non-interest expense
The $3.6 million decrease in other non-interest expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from decreases in fees paid to a fintech company related to a consumer installment loan origination program and provision for credit losses on unfunded lending-related commitments.
The $4.3 million decrease in other non-interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from decreases in fees paid to a fintech company related to a consumer installment loan origination program and provision for credit losses on unfunded lending-related commitments.

INCOME TAXES
The table below presents income tax expense (benefit) and the effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Income before income tax expense (benefit)	$100,343	$46,018	$54,325	118.1%	$191,133	$188,512	$2,621	1.4%
Income tax expense (benefit)	24,598	(725)	25,323	NM	41,537	33,958	7,579	22.3%
Effective tax rate	24.5%	(1.6)%			21.7%	18.0%
The $25.3 million increase in income tax expense for the three months ended September 30, 2025, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the three months ended September 30, 2024. These investment tax credits from commercial clean vehicle leases were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the three months ended September 30, 2024. The increase in the effective tax rate for the three months ended September 30, 2025, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the three months ended September 30, 2024.
The $7.6 million increase in income tax expense for the nine months ended September 30, 2025, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the nine months ended September 30, 2024, partially offset by an increase in discrete tax benefits from share-based compensation for 2025. The investment tax credits from commercial clean vehicle leases were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the nine months ended September 30, 2024. The increase in the effective tax rate for the nine months ended September 30, 2025, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower estimated income tax credits for 2025 compared to 2024, including $14.3 million of investment tax credits generated from commercial clean vehicles during the nine months ended September 30, 2024, partially offset by an increase in discrete tax benefits from share-based compensation for 2025.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $2.0 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively. Preferred stock dividends were $8.6 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively. On June 16, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock for an aggregate payment of $57.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three and nine months ended September 30, 2024. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $24.3 billion at September 30, 2025. This represented an increase of $2.0 billion from total assets of $22.3 billion at December 31, 2024. The increase in total assets was primarily driven by increases of $1.5 billion in loans and leases receivable, $399.7 million in cash and cash equivalents, $165.9 million in loans receivable, mortgage finance, at fair value and $111.6 million in loans receivable, installment, at fair value, partially offset by decreases of $190.6 million in investment securities held to maturity, $173.9 million in loans held for sale and $8.9 million in investment securities, at fair value.
Total liabilities were $22.1 billion at September 30, 2025. This represented an increase of $1.7 billion from $20.5 billion at December 31, 2024. The increase in total liabilities primarily resulted from increases of $1.6 billion in total deposits and $67.1 million in FHLB advances.

The following table sets forth certain key condensed balance sheet data as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$4,185,639	$3,785,931	$399,708	10.6%
Investment securities, at fair value	2,010,820	2,019,694	(8,874)	(0.4)%
Investment securities held to maturity	801,324	991,937	(190,613)	(19.2)%
Loans held for sale	30,897	204,794	(173,897)	(84.9)%
Loans and leases receivable	14,673,636	13,127,634	1,546,002	11.8%
Loans receivable, mortgage finance, at fair value	1,486,978	1,321,128	165,850	12.6%
Loans receivable, installment, at fair value	111,636	—	111,636	NM
Allowance for credit losses on loans and leases	(151,809)	(136,775)	(15,034)	11.0%
Bank-owned life insurance	303,212	297,641	5,571	1.9%
Other assets	566,760	481,395	85,365	17.7%
Total assets	24,260,163	22,308,241	1,951,922	8.7%
Total deposits	20,405,023	18,846,461	1,558,562	8.3%
FHLB advances	1,195,437	1,128,352	67,085	5.9%
Other borrowings	99,173	99,068	105	0.1%
Subordinated debt	182,718	182,509	209	0.1%
Accrued interest payable and other liabilities	251,753	215,168	36,585	17.0%
Total liabilities	22,134,104	20,471,558	1,662,546	8.1%
Total shareholders’ equity	2,126,059	1,836,683	289,376	15.8%
Total liabilities and shareholders’ equity	$24,260,163	$22,308,241	$1,951,922	8.7%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $58.0 million and $56.8 million at September 30, 2025 and December 31, 2024, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $4.1 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2024 primarily resulted from higher non-interest bearing demand deposits held by the Bank.
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
Investment securities at fair value totaled $2.0 billion at September 30, 2025 and December 31, 2024. The slight decrease primarily resulted from sales of $552.9 million and maturities, calls and principal repayments totaling $246.2 million, partially offset by purchases of $802.5 million of investment securities for the nine months ended September 30, 2025.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $6.8 million and $16.0 million on certain debt securities available for sale for the three and nine months ended September 30, 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	September 30, 2025
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	7.98%	7.98%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.75	5.75
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	4.73	4.73
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	6.51	6.51
Collateralized loan obligations	—	—	—	—	6.69	6.69
Corporate notes	7.09	6.53	5.35	7.55	—	6.40
Private label collateralized mortgage obligations	—	—	—	—	5.05	5.05
Weighted-average yield	7.09%	6.53%	5.35%	7.55%	5.72%	5.81%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At September 30, 2025, investment securities held to maturity totaled $801.3 million compared to $991.9 million at December 31, 2024. The decrease primarily resulted from the maturities, calls and principal repayments totaling $218.6 million, partially offset by purchases of $24.0 million of investment securities for the nine months ended September 30, 2025.
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

	September 30, 2025
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.30%	5.30%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.87	1.87
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.93	2.93
Private label collateralized mortgage obligations	—	—	—	3.70	3.70
Weighted-average yield	—%	—%	—%	3.68%	3.68%
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
LOANS AND LEASES
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products, such as the portfolio of specialized lending loans and leases and mortgage finance loans. The loan portfolio consists primarily of loans to support mortgage companies’ funding needs, multifamily, commercial real estate and commercial and industrial loans. Customers continues to focus on small and middle market business loans to grow its commercial lending efforts, particularly its commercial and industrial loan and lease portfolio and its specialized lending business. Customers also focuses its lending efforts on local-market mortgage and home equity lending and the origination and purchase of unsecured consumer loans (installment loans), including personal, student loan refinancing, home improvement and medical loans through arrangements with fintech companies and other market place lenders nationwide.
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
As of September 30, 2025, Customers had $14.8 billion in commercial loans outstanding, totaling approximately 91.0% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $13.2 billion, comprising approximately 90.1% of its total loan and lease portfolio at December 31, 2024.
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
Customers’ specialized banking includes commercial equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking and a financial institutions group. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of September 30, 2025 and December 31, 2024, mortgage finance loans totaled $1.5 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (includes crane and utility), marine, franchise, general manufacturing (includes machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of September 30, 2025 and December 31, 2024, Customers had $753.4 million and $675.4 million, respectively, of equipment finance loans outstanding. As of September 30, 2025 and December 31, 2024, Customers had $272.1 million and $262.7 million, respectively, of equipment finance leases outstanding. As of September 30, 2025 and December 31, 2024, Customers had $259.4 million and $214.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $100.2 million and $95.1 million, respectively.

Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.4 billion outstanding, comprising approximately 14.5% of the total loan and lease portfolio at September 30, 2025, compared to $2.3 billion, or approximately 15.4% of the total loan and lease portfolio at December 31, 2024.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. Home equity lending is offered to solidify customer relationships and grow relationship revenues in the long term. This lending is important in Customers’ efforts to grow total relationship revenues for its consumer households. As of September 30, 2025, Customers had $1.5 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 9.0% of the total loan and lease portfolio, compared to $1.4 billion, or 9.9% of the total loan and lease portfolio, as of December 31, 2024.
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Purchases (1)
Other commercial and industrial	$888	$602	$54,743	$8,005
Construction	—	—	10,080	—
Personal installment (2)	151,998	69,976	297,639	113,217
Total	$152,886	$70,578	$362,462	$121,222
Sales (3)
Other commercial and industrial	$—	$—	$—	$23,708
Multifamily	—	—	8,000	—
Personal installment	—	53,021	281	53,021
Total	$—	$53,021	$8,281	$76,729
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 98.7% and 95.9% of the loans’ unpaid principal balance for the three months ended September 30, 2025 and 2024, respectively. The purchase price was 92.0% and 97.5% of the loans’ unpaid principal balance for the nine months ended September 30, 2025 and 2024, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2025 and 2024 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment was insignificant for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, sales of loans held for investment resulted in no gain or loss and net losses of $0.2 million, respectively, included in net gain (loss) on sale of loans and leases in the consolidated statements of income.

Loans Held for Sale
The composition of loans held for sale as of September 30, 2025 and December 31, 2024 was as follows:

(amounts in thousands)	September 30, 2025	December 31, 2024
Commercial loans:
Commercial real estate non-owner occupied loans, at lower of cost or fair value	$4,700	$—
Total commercial loans held for sale	4,700	—
Consumer loans:
Residential mortgage loans, at fair value	2,229	1,836
Personal installment loans, at lower of cost or fair value	23,728	40,903
Other installment loans, at fair value	240	162,055
Total consumer loans held for sale	26,197	204,794
Total loans held for sale	$30,897	$204,794
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
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2025	December 31, 2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,083,620	$5,842,420
Other commercial and industrial	1,146,233	1,182,350
Multifamily	2,356,590	2,252,246
Commercial real estate owner occupied	1,058,741	1,100,944
Commercial real estate non-owner occupied	1,582,332	1,359,130
Construction	123,290	147,209
Total commercial loans and leases receivable	13,350,806	11,884,299
Consumer:
Residential real estate	514,544	496,559
Manufactured housing	28,749	33,123
Installment:
Personal	570,768	463,854
Other	208,769	249,799
Total consumer loans receivable	1,322,830	1,243,335
Loans and leases receivable	14,673,636	13,127,634
Loans receivable, mortgage finance, at fair value	1,486,978	1,321,128
Loans receivable, installment, at fair value	111,636	—
Allowance for credit losses on loans and leases	(151,809)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$16,120,441	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $272.1 million and $262.7 million at September 30, 2025 and December 31, 2024, respectively.

(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(35.5) million and $(20.8) million at September 30, 2025 and December 31, 2024, respectively.
Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2025, all of Customers’ mortgage finance loans were current in terms of payment.
Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.5 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired in the three months ended June 30, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2025, Customers had $1.9 million of consumer installment loans, at fair value, on nonaccrual status.
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
The provision for credit losses on loans and leases was $19.8 million and $59.7 million for the three and nine months ended September 30, 2025, respectively. The provision for credit losses on loans and leases was $17.8 million and $51.6 million for the three and nine months ended September 30, 2024, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $151.8 million, or 1.03% of loans and leases receivable at September 30, 2025, and $136.8 million or 1.04% of loans and leases receivable at December 31, 2024.
The increase in the ACL from December 31, 2024 resulted primarily from an increase in loan balances held for investment. Net charge-offs were $15.4 million for the three months ended September 30, 2025, a decrease of $1.7 million compared to the same period in 2024. Net charge-offs were $45.6 million for the nine months ended September 30, 2025, a decrease of $8.1 million compared to the same period in 2024, which was primarily due to lower charge-offs for commercial and industrial loans and consumer installment loans, partially offset by higher charge-offs for non-owner occupied commercial real estate loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2025
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Charge-offs (3)	(2,383)	—	(335)	(3,073)	—	(39)	—	(11,670)	(17,500)
Recoveries (3)	203	—	—	—	—	14	—	1,912	2,129
Provision (benefit) for credit losses on loans and leases	313	(891)	(1,188)	2,178	(182)	39	(213)	19,706	19,762
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809
Nine Months Ended September 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs (3)	(12,886)	(3,834)	(771)	(3,073)	—	(40)	—	(34,821)	(55,425)
Recoveries (3)	3,604	—	9	—	6	19	—	6,157	9,795
Provision (benefit) for credit losses on loans and leases	13,298	5,296	998	5,452	722	398	(321)	33,821	59,664
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2025	(0.11)%	—%	(0.13)%	(0.80)%	—%	(0.02)%	—%	(4.27)%	(0.43)%
Nine Months Ended September 30, 2025	(0.17)%	(0.22)%	(0.09)%	(0.28)%	0.01%	(0.01)%	—%	(4.49)%	(0.45)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2024
Ending Balance, June 30, 2024	$23,721	$20,652	$8,431	$17,966	$1,856	$5,884	$4,094	$49,832	$132,436
Charge-offs (3)	(6,538)	(2,167)	(4)	—	—	(19)	—	(12,496)	(21,224)
Recoveries (3)	1,482	—	—	—	3	40	—	2,655	4,180
Provision (benefit) for credit losses on loans and leases	6,526	(395)	2,486	(663)	(253)	(68)	(13)	10,146	17,766
Ending Balance, September 30, 2024	$25,191	$18,090	$10,913	$17,303	$1,606	$5,837	$4,081	$50,137	$133,158
Nine Months Ended September 30, 2024
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (3)	(19,282)	(4,073)	(26)	—	—	(38)	—	(43,356)	(66,775)
Recoveries (3)	4,889	—	—	—	10	61	—	8,092	13,052
Provision (benefit) for credit losses on loans and leases	16,081	5,820	1,057	444	114	(772)	(158)	28,984	51,570
Ending Balance, September 30, 2024	$25,191	$18,090	$10,913	$17,303	$1,606	$5,837	$4,081	$50,137	$133,158

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2024	(0.31)%	(0.42)%	0.00%	—%	0.01%	0.02%	—%	(5.37)%	(0.56)%
Nine Months Ended September 30, 2024	(0.30)%	(0.26)%	0.00%	—%	0.01%	0.01%	—%	(6.02)%	(0.60)%
(1)Includes specialized lending.
(2)Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the nine months ended September 30, 2025.
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

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at September 30, 2025

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,229,853	$8,215,216	$6,429	$3,778	$4,430	$12,262	$16,692	0.05%	0.20%
Multifamily	2,356,590	2,356,590	—	—	—	—	—	—%	—%
Commercial real estate owner occupied	1,058,741	1,054,809	—	—	3,932	—	3,932	0.37%	0.37%
Commercial real estate non-owner occupied	1,582,332	1,578,585	3,747	—	—	—	—	—%	—%
Construction	123,290	123,290	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	13,350,806	13,328,490	10,176	3,778	8,362	12,262	20,624	0.06%	0.15%
Residential	514,544	499,562	7,351	—	7,631	170	7,801	1.48%	1.52%
Manufactured housing	28,749	26,616	575	243	1,315	40	1,355	4.57%	4.71%
Installment	779,537	764,953	10,359	—	4,225	—	4,225	0.54%	0.54%
Total consumer loans receivable	1,322,830	1,291,131	18,285	243	13,171	210	13,381	1.00%	1.01%
Loans and leases receivable	14,673,636	14,619,621	28,461	4,021	21,533	12,472	34,005	0.15%	0.23%
Loans receivable, mortgage finance, at fair value	1,486,978	1,486,978	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	111,636	107,092	2,672	—	1,872	—	1,872	1.68%	1.68%
Total loans held for sale	30,897	25,119	762	—	5,016	—	5,016	16.23%	16.23%
Total portfolio	$16,303,147	$16,238,810	$31,895	$4,021	$28,421	$12,472	$40,893	0.17%	0.25%

Asset Quality at September 30, 2025 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,229,853	$4,430	$34,395	0.42%	776.41%
Multifamily	2,356,590	—	19,973	0.85%	—%
Commercial real estate owner occupied	1,058,741	3,932	10,991	1.04%	279.53%
Commercial real estate non-owner occupied	1,582,332	—	19,784	1.25%	—%
Construction	123,290	—	1,978	1.60%	—%
Total commercial loans and leases receivable	13,350,806	8,362	87,121	0.65%	1,041.87%
Residential	514,544	7,631	6,345	1.23%	83.15%
Manufactured housing	28,749	1,315	3,508	12.20%	266.77%
Installment	779,537	4,225	54,835	7.03%	1,297.87%
Total consumer loans receivable	1,322,830	13,171	64,688	4.89%	491.14%
Loans and leases receivable	14,673,636	21,533	151,809	1.03%	705.01%
Loans receivable, mortgage finance, at fair value	1,486,978	—	—	—%	—%
Loans receivable, installment, at fair value	111,636	1,872	—	—%	—%
Total loans held for sale	30,897	5,016	—	—%	—%
Total portfolio	$16,303,147	$28,421	$151,809	0.93%	534.14%
(1)    Excludes non-performing investment securities, at fair value of $20.2 million with ACL of $8.5 million at September 30, 2025.

The total loan and lease portfolio was $16.3 billion at September 30, 2025 compared to $14.7 billion at December 31, 2024, and $28.4 million, or 0.17% of loans and leases, were non-performing at September 30, 2025 compared to $43.3 million, or 0.30% of loans and leases, at December 31, 2024. The total loan and lease portfolio was supported by an ACL of $151.8 million (534.14% of NPLs and 0.93% of total loans and leases) and $136.8 million (316.06% of NPLs and 0.93% of total loans and leases), at September 30, 2025 and December 31, 2024, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	September 30, 2025	December 31, 2024
Loans 90+ days delinquent still accruing	$4,021	$17,084

Non-accrual loans	$28,421	$43,275
OREO and repossessed assets	12,472	—
Investment securities, at fair value	20,164	12,532
Total non-performing assets	$61,057	$55,807

	September 30, 2025	December 31, 2024
Non-accrual loans to loans and leases receivable (1)	0.15%	0.31%
Non-accrual loans to total loans and leases portfolio	0.17%	0.30%
Non-performing assets to total assets (2)	0.25%	0.25%
Non-accrual loans and loans 90+ days delinquent to total assets	0.13%	0.27%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.03%	1.04%
Non-accrual loans	534.14%	316.06%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(1)Includes non-performing investment securities, at fair value of $20.2 million with ACL of $8.5 million at September 30, 2025 and fair value of $12.5 million with ACL of $4.3 million at December 31, 2024, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at September 30, 2025 as compared to December 31, 2024. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at September 30, 2025 as compared to December 31, 2024.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Demand, non-interest bearing	$6,380,879	$5,608,288	$772,591	13.8%
Demand, interest bearing	5,050,437	5,553,698	(503,261)	(9.1)%
Savings, including MMDA	5,893,904	4,976,270	917,634	18.4%
Non-time deposits	17,325,220	16,138,256	1,186,964	7.4%
Time deposits	3,079,803	2,708,205	371,598	13.7%
Total deposits	$20,405,023	$18,846,461	$1,558,562	8.3%

Total deposits were $20.4 billion at September 30, 2025, an increase of $1.6 billion, or 8.3%, from $18.8 billion at December 31, 2024. The increase in total deposits was primarily due to increases in savings, including MMDA of $917.6 million, or 18.4%, to $5.9 billion at September 30, 2025, from $5.0 billion at December 31, 2024, non-interest bearing demand deposits of $772.6 million, or 13.8%, to $6.4 billion at September 30, 2025 from $5.6 billion at December 31, 2024 and time deposits of $371.6 million, or 13.7%, to $3.1 billion at September 30, 2025, from $2.7 billion at December 31, 2024. These increases were partially offset by a decrease in interest bearing demand deposits of $503.3 million, or 9.1%, to $5.1 billion at September 30, 2025, from $5.6 billion at December 31, 2024.
At September 30, 2025 and December 31, 2024, the Bank had $1.7 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $8.7 billion and $7.3 billion at September 30, 2025 and December 31, 2024, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $990.3 million and $803.1 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	September 30, 2025
3 months or less	$132,227
Over 3 through 6 months	464,596
Over 6 through 12 months	162,340
Over 12 months	231,163
Total	$990,326
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,362,360	0.00%	$4,557,815	0.00%
Demand, interest-bearing	4,983,168	3.83%	5,787,026	4.51%
Savings, including MMDA	5,846,098	3.92%	5,240,964	4.60%
Time deposits	3,108,831	4.62%	2,339,937	5.05%
Total	$20,300,457	2.77%	$17,925,742	3.46%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$5,891,249	0.00%	$4,626,580	0.00%
Demand, interest-bearing	5,090,947	3.81%	5,682,240	4.49%
Savings, including MMDA	5,450,663	3.91%	5,128,505	4.64%
Time deposits	2,905,047	4.73%	2,374,982	5.01%
Total	$19,337,906	2.82%	$17,812,307	3.44%

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$50,000	4.44%	$100,000	4.61%
Total short-term debt	$50,000		$100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,145,437	(2)	4.17%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,145,437				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $750.0 million with maturities ranging from March 2026 to March 2028, and variable rate long-term advances from FHLB of $390.0 million with maturities ranging from December 2026 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at September 30, 2025.
(2)    Includes $5.4 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2025 and December 31, 2024, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Total maximum borrowing capacity with the FHLB	$3,876,351	$3,562,171
Total maximum borrowing capacity with the FRB	4,819,938	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	10,339,502	9,722,736

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	September 30, 2025	December 31, 2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,173	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,173	$99,068

Customers Bancorp	Subordinated (2)(3)	$73,083	$72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(4)	109,635	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$182,718	$182,509
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
SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Preferred stock	$82,201	$137,794	$(55,593)	(40.3)%
Common stock	36,161	35,758	403	1.1%
Additional paid in capital	662,252	575,333	86,919	15.1%
Retained earnings	1,465,106	1,326,011	139,095	10.5%
Accumulated other comprehensive income (loss), net	(51,089)	(96,560)	45,471	(47.1)%
Treasury stock	(68,572)	(141,653)	73,081	(51.6)%
Total shareholders’ equity	$2,126,059	$1,836,683	$289,376	15.8%
Shareholders’ equity increased $289.4 million, or 15.8%, to $2.1 billion at September 30, 2025 when compared to shareholders’ equity of $1.8 billion at December 31, 2024. The increase primarily resulted from increases of $139.1 million in retained earnings, $86.9 million in additional paid-in capital and $45.5 million in accumulated other comprehensive income (loss), net and a net decrease in treasury stock of $73.1 million, partially offset by a decrease of $55.6 million in preferred stock.
The decrease in preferred stock resulted from redemption of all of the outstanding shares of Series E Preferred Stock on June 16, 2025. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements, as well as cash proceeds, net of issuance costs, in excess of the cost of treasury stock from the reissuance of common stock in an underwritten public offering for the nine months ended September 30, 2025. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
The increase in retained earnings resulted from net income of $149.6 million, partially offset by preferred stock dividends of $8.6 million and a loss of $1.9 million on redemption of Series E Preferred Stock for the nine months ended September 30, 2025.

The increase in accumulated other comprehensive income (loss), net primarily resulted from reclassification of $52.9 million in losses included in net income and income tax effect of $13.9 million and a decrease of $1.7 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads, and income tax effect of $0.5 million during the nine months ended September 30, 2025.
The decrease in treasury stock resulted from reissuance of common stock held as treasury stock in an underwritten public offering, partially offset by repurchases of 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the nine months ended September 30, 2025. On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. As of March 30, 2025, Customers had purchased all shares authorized under the 2024 Share Repurchase Program. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
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
Customers recognized a benefit to provision for credit losses on unfunded lending-related commitments of $0.8 million and a provision of $2.0 million during the three and nine months ended September 30, 2025, resulting in an ACL of $6.9 million as of September 30, 2025. Customers had an ACL on unfunded lending-related commitments of $4.9 million as of December 31, 2024.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of September 30, 2025. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.
At September 30, 2025, Customers had $4.2 billion of cash on hand and $2.8 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $9.9 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 114% of uninsured deposits and approximately 146% of uninsured deposits less collateralized and affiliate deposits at September 30, 2025. Our loan to deposit ratio was 80% at September 30, 2025. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of September 30, 2025, Customers’ borrowing capacity with the FHLB was $3.9 billion, of which $1.2 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of December 31, 2024, Customers’ borrowing capacity with the FHLB was $3.6 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of September 30, 2025 and December 31, 2024, Customers’ borrowing capacity with the FRB was $4.8 billion and $4.4 billion, respectively. None of this capacity was utilized as of September 30, 2025 and December 31, 2024.

The table below summarizes Customers’ cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$373,189	$11,655	$361,534	NM
Net cash provided by (used in) investing activities	(1,644,863)	(745,024)	(899,839)	120.8%
Net cash provided by (used in) financing activities	1,671,382	(24,955)	1,696,337	NM
Net increase (decrease) in cash and cash equivalents	$399,708	$(758,324)	$1,158,032	(152.7)%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $373.2 million for the nine months ended September 30, 2025 resulted from proceeds from the sales and repayments of loans held for sale of $672.2 million, net income of $149.6 million, net non-cash operating adjustments of $114.5 million, an increase in accrued interest payable and other liabilities of $36.5 million and a decrease in accrued interest receivable and other assets of $6.5 million, partially offset by origination and purchases of loans held for sale of $606.2 million.
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
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.6 billion for the nine months ended September 30, 2025 primarily resulted from net increase in loans and leases, excluding mortgage finance loans of $1.3 billion, purchases of investment securities available for sale of $802.5 million, purchases of loans of $334.9 million, net origination of mortgage finance loans of $144.6 million, purchases of leased assets under lessor operating leases of $88.8 million and purchases of investment securities held to maturity of $24.0 million, partially offset by proceeds from sales of investment securities available for sale of $551.3 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $246.2 million and held to maturity of $218.6 million.
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
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $1.7 billion for the nine months ended September 30, 2025 primarily resulted from net increase in deposits of $1.5 billion, proceeds from long-term borrowed funds from the FHLB and the FRB of $310.0 million and proceeds from issuance of common stock of $165.9 million including $163.5 million, net of issuance costs, from reissuance of common stock in an underwritten public offering that were held as treasury stock, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $200.0 million, redemption of preferred stock of $57.5 million, payments of employee taxes withheld from share-based awards of $12.5 million, dividends paid on preferred stock of $8.9 million and purchases of treasury stock of $5.6 million. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information on the redemption of preferred stock and reissuance of common stock that were held as treasury stock.
Customers intends to use the net proceeds from the reissuance of common stock in an underwritten public offering for general corporate purposes to support organic growth and redeem all of the outstanding shares of Series F Preferred Stock on December 15, 2025. As of September 30, 2025, 3,400,000 shares of Series F Preferred Stock with $85 million in aggregate liquidation preference were outstanding. The redemption price of the Series F Preferred Stock is $25.00 per share, plus the per share amount of any declared and unpaid dividends.

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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of September 30, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2025 and December 31, 2024, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,089,260	12.999%	$723,277	4.500%	N/A	N/A	$1,125,097	7.000%
Customers Bank	$2,121,804	13.222%	$722,164	4.500%	$1,043,125	6.500%	$1,123,365	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,171,461	13.510%	$964,369	6.000%	N/A	N/A	$1,366,189	8.500%
Customers Bank	$2,121,804	13.222%	$962,885	6.000%	$1,283,846	8.000%	$1,364,087	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,466,429	15.345%	$1,285,825	8.000%	N/A	N/A	$1,687,646	10.500%
Customers Bank	$2,343,688	14.604%	$1,283,846	8.000%	$1,604,808	10.000%	$1,685,048	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,171,461	9.034%	$961,444	4.000%	N/A	N/A	$961,444	4.000%
Customers Bank	$2,121,804	8.835%	$960,668	4.000%	$1,200,835	5.000%	$960,668	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of September 30, 2025, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending September 30, 2026 and December 31, 2025, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at September 30, 2025 and December 31, 2024.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2025 and December 31, 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending September 30, 2026 and December 31, 2025, resulting from changes in interest rates under the new balance sheet forecasting model:
Net change in net interest income

	% change from base
Rate Shocks	September 30, 2025	December 31, 2024
Up 3%	7.0%	5.2%
Up 2%	4.8%	3.4%
Up 1%	2.3%	1.5%
Down 1%	(1.4)%	(1.2)%
Down 2%	(4.0)%	(4.2)%
Down 3%	(6.5)%	(7.2)%

EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at September 30, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2025 and December 31, 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at September 30, 2025 and December 31, 2024, resulting from shocks to interest rates under the new balance sheet forecasting model:

	% change from base
Rate Shocks	September 30, 2025	December 31, 2024
Up 3%	(8.0)%	(9.0)%
Up 2%	(4.7)%	(5.3)%
Up 1%	(2.2)%	(2.2)%
Down 1%	2.4%	1.9%
Down 2%	5.5%	3.6%
Down 3%	9.5%	4.6%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2025, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the third quarter of 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2025, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 7, 2025	By:	/s/ Jay S. Sidhu
	Name:	Jay S. Sidhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 7, 2025	By:	/s/ Mark R. McCollom
	Name:	Mark R. McCollom
	Title:	Chief Financial Officer (Principal Financial Officer)