Form 10-K
period 2025-12-31
Customers Bancorp, Inc.
filed 2026-02-27
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,714,105,685 as of June 30, 2025, based upon the closing price quoted on the New York Stock Exchange for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
On February 24, 2026, 34,212,174 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the war between Russia and Ukraine and ongoing conflict in the Middle East, which could impact economic conditions in the United States;
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
•the effects of changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs on its trading partners;
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

2004 Plan	2012 Amendment and Restatement of the Customers Bancorp, Inc. Amended and Restated 2004 Incentive Equity and Deferred Compensation Plan
2010 Plan	2010 Stock Option Plan
2019 Plan	2019 Stock Incentive Plan
2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
2026 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2026
ACL	Allowance for Credit Losses
AFS	Available for sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
B2B	Business-to-business
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BHC Act	Bank Holding Company Act of 1956, as Amended
BMT	BankMobile Technologies, Inc.
BM Technologies	BM Technologies, Inc.
BOLI	Bank-Owned Life Insurance
BTFP	Bank Term Funding Program
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CBCA	Change in Bank Control Act
CBITTM	Customers Bank Instant Token
CCF	Customers Commercial Finance, LLC
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CMO	Collateralized Mortgage Obligation
Code	U.S. Internal Revenue Code of 1986, as Amended
CODM	Chief Operating Decision Maker
Commission	United States Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act

CSR	Corporate Social Responsibility
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
CubiX	Customers Bank’s proprietary B2B instant payments platform
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
Department	Pennsylvania Department of Banking and Securities
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ	United States Department of Justice
ECOA	Equal Credit Opportunity Act
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ERISA	Employee Retirement Income Security Act of 1974, as Amended
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fintech	Third-Party Financial Technology
FRB	Federal Reserve Bank of Philadelphia
FTC Act	Federal Trade Commission Act
GDP	Gross Domestic Product
GDPR	General Data Protection Regulation in the European Union
GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025
GLBA	Gramm-Leach-Bliley Act of 1999
Higher One	Higher One Holdings, Inc.
HMDA	Home Mortgage Disclosure Act
HTM	Held to maturity
HUD	U.S. Department of Housing and Urban Development
Insiders	Directors, Officers, Employees and 10%-or-Greater Shareholders
Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Interstate MOU	Memorandum of Understanding between Banking Regulators in the States of New Jersey, New York and Pennsylvania
IRS	Internal Revenue Service
ISO	International Organization for Standardization
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
Malware	Unauthorized Software
MMDA	Money Market Deposit Accounts
MMLF	Money Market Mutual Fund Liquidity Facility

MOU	Memorandum of Understanding
NIST	National Institute of Standards & Technology
NIM	Net interest margin, tax equivalent
NM	Not Meaningful
NPA	Non-Performing Asset
NPI	Non-Public Personal Information
NPL	Non-Performing Loan
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board (United States)
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Rate Shocks	Interest rates rising or falling immediately
RESPA	Real Estate Settlement Procedures Act
ROU	Right-Of-Use
SAB	SEC Staff Accounting Bulletin
SAG	Special Assets Group
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Series C Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series C
Series D Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series D
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, Series F
SERP	Supplemental Executive Retirement Plan
Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2021
SOFR	Secured Overnight Financing Rate
Tax Act	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
UDAAP	Unfair, Deceptive or Abusive Acts and Practices
UDAP	Unfair or Deceptive Act or Practice
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VA	United States Department of Veterans Affairs
VIE	Variable Interest Entity
VOE	Voting Interest Entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
PART I
Item 1.        Business
Customers Bancorp is a bank holding company engaged in banking activities through its wholly owned subsidiary, Customers Bank, collectively referred to as “Customers” herein. Customers is a forward-thinking bank with strong risk management that provides commercial and consumer customers the stability and trust inherent in working with an established and regulated financial institution. The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch, branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. The Bank serves commercial businesses, through community, SBA, and private client groups. The Bank also serves corporate businesses nationwide, including healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance and commercial equipment financing, as well as commercial real estate companies in the Bank’s geographic markets and provides payments and treasury services. The Bank serves consumers through its branch network, provides residential mortgages, and personal loan and deposit products including through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Business Summary
Customers Bancorp and its wholly owned subsidiary, Customers Bank, provide banking products, primarily loans and deposits, to businesses and consumers through its branches, limited production offices and administrative offices in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and other locations. The Bank has a diversified lending business consisting of geographically in-market commercial banking offerings such as commercial and industrial loans, commercial real estate loans, multifamily loans and consumer banking products such as residential mortgage loans. In addition, on a national level, the Bank provides financing to corporate businesses such as specialized lending, mortgage finance loans, commercial equipment financing and SBA lending. The Bank also offers digital banking to commercial and consumer businesses nationwide, including payments and treasury services to businesses, consumer loans through relationships with fintech companies and Banking-as-a-Service to fintech companies. The Bank’s specialized lending includes fund finance, real estate specialty finance, technology and venture, healthcare and financial institutions group and municipal finance. At December 31, 2025, Customers had total assets of $24.9 billion, including total loans and leases, net of the ACL of $16.6 billion, total deposits of $20.8 billion and shareholders’ equity of $2.1 billion.
Customers differentiates itself through its superior technology capabilities combined with a unique single-point-of-contact business strategy executed by very experienced management teams. Customers’ strategic plan is to become a leading regional bank holding company through organic core loan and deposit growth, team recruitment and opportunistic value-added acquisitions. Customers identifies itself as a forward-thinking bank with strong risk management and differentiates itself from its competitors through its focus on state-of-the-art technology and exceptional customer service. Customers’ corporate social responsibility, or CSR practices, emphasize its unwavering commitment to its team members, customers, shareholders, and communities in which we live and work. The primary customers of the Bank are privately held businesses, business customers, large corporate clients, not-for-profit organizations and consumers.
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
The management team of Customers consists of experienced banking executives led by its Executive Chairman, Jay Sidhu, who joined Customers in June 2009 and Samvir (“Sam”) Sidhu was named as the President and Chief Executive Officer of Customers Bank and the President of Customers Bancorp in July 2021, and was subsequently appointed to the additional position of CEO of Customers Bancorp in January 2026. Mr. Jay Sidhu brings over 40 years of banking experience, including 20 years as the CEO and Chairman of Sovereign Bancorp. Mr. Sam Sidhu joined Customers in 2020 as the Vice Chair and Chief Operating Officer of Customers Bank and the Head of Corporate Development of Customers Bancorp. Mr. Sam Sidhu, son of Mr. Jay Sidhu, was the founder and chief executive of Megalith Capital Management and the chief executive of Megalith Financial Acquisition Corp., a NYSE-listed financial technology-based special purpose acquisition company. Prior to launching Megalith Capital Management, Mr. Sam Sidhu worked at Providence Equity Partners and at Goldman Sachs. Many other management team members have significant experience helping build and lead other banking organizations. Combined, the Customers management team has significant experience in building a banking organization, completing and integrating mergers and acquisitions and developing valuable community and business relationships in its core markets.

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
Executive Summary
Customers’ Markets
Market Criteria
Customers looks to grow organically as well as through selective acquisitions opportunistically in its current and prospective markets. Customers believes that there is significant opportunity to both enhance its presence in its current markets and enter new complementary markets that meet its objectives. Customers focuses on markets and industries that it believes are characterized by some or all of the following:
•Attractive deposit bases;
•Population density;
•Concentration of business activity;
•Significant market share held by large banks;
•Advantageous competitive landscape that provides opportunity to achieve meaningful market presence;
•Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions;
•Potential for economic growth over time;
•Management experience in the applicable markets; and
•Advanced technology needs.
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
Customers’ target market has been broadly defined in the past as extending from Washington, D.C. to Boston, Massachusetts roughly following Interstate 95. While our geographic-focused loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions, the Bank expanded significantly in our national specialized lending and deposit verticals through opportunistic acquisitions and team lift-outs in recent years. In 2023, Customers acquired a venture banking loan portfolio, and Customers recruited team members that originated the venture banking loan portfolio to service the industries and companies where growth needs are typically provided by venture capital. This team gives clients access to the capital to grow from innovation to maturity and leverage a customized tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C.

In 2024, Customers onboarded ten experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. These teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
In 2025, Customers onboarded seven new banking teams. These included geographic commercial and business banking teams in, or adjacent to, Customers existing markets as well as national teams including sports and entertainment, title solutions and municipal finance.
Customers believes its expanded target markets and verticals have highly attractive demographic, economic and competitive dynamics that are consistent with its objectives and favorable to executing its organic core loan and deposit growth and opportunistic acquisition strategies. Customers believes that digital delivery without geographic limitations is the future of banking.

Prospective Markets
The organic core loan and deposit growth strategy of Customers focuses on expanding market share in its existing and contiguous markets by generating deposits, loan and fee-based services through its high-tech/high-touch single-point-of-contact personalized service supported by state-of-the-art technology for its commercial, consumer, not-for-profit and specialized lending markets. While Customers has not acquired any banks since 2011, its bank acquisition strategy is focused on opportunistic acquisitions and team lift-outs that further Customers’ objectives and meet its critical success factors. As Customers evaluates potential acquisition and asset purchase opportunities and team lift-outs, it believes that there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale, technology capabilities, and management expertise to successfully compete.
Competitive Strengths
•Experienced and respected management team. An integral element of Customers’ business strategy is to capitalize on and leverage the prior experience of its executive management team. The management team includes Executive Chairman, Jay Sidhu, who is the former CEO and Chairman of Sovereign Bancorp. During his tenure at Sovereign, Mr. Sidhu established a track record of producing strong financial results, integrating acquisitions, managing risk, working with regulators and achieving organic growth and expense control. Mr. Sam Sidhu is President and Chief Executive Officer of Customers Bancorp, Inc. and Customers Bank. Since joining Customers Bank’s Board in 2012, Sidhu has held key leadership roles, including Chief Operating Officer beginning in 2020, and President and CEO of Customers Bank since 2021. Under his leadership, Customers Bank has doubled its assets, transformed its deposit franchise, and significantly expanded its technology, product offerings, and market reach. They are supported by an additional six members of the Executive Committee and 19 members on the Management Board which collectively bring decades of banking and financial services industry experience. This team has significant experience in successfully building a banking organization as well as building valuable community and business relationships in our core markets. Customers continues to hire new talent and promote from within the organization to lead its various product offering initiatives.
•Unique asset and deposit generation strategies. Customers focuses on local market lending combined with relatively low-risk specialized lending verticals. Local market asset generation provides various types of business lending products (i.e., commercial and industrial loans) and consumer lending products, such as mortgage loans and home equity loans. Customers has also established a multifamily and commercial real estate product line that has been primarily focused on the Mid-Atlantic region, particularly New York City. The strategy is to focus on obtaining deposits and refinancing existing loans with other banks, recruiting and retaining strong teams, conservative underwriting standards and minimizing costs. Customers also maintains specialized lending businesses, mortgage finance loans and installment loans originated directly or with third-party fintech companies. Customers has significantly expanded its lending and deposit gathering activities through its specialized lending verticals including fund finance (capital call lines and lender finance), real estate specialty finance, technology and venture, healthcare and financial institutions group. Customers’ mortgage finance group is a national business where Customers provides liquidity to non-depository mortgage companies to fund their mortgage pipelines and meet other business needs. Customers’ installment loan business is a national business in which Customers originates directly or purchases installment loans through arrangements with third-party fintech companies. Customers also has digital, online savings banking products that generate core deposits nationally.

•Attractive low-credit risk profile. Customers has sought to maintain high asset quality and moderate credit risk by using conservative underwriting standards, maintaining a diversified loan portfolio, and participating in lending verticals where historical loss rates are extremely low. Customers is selective with its held for investment consumer installment loan portfolios by focusing on prime borrowers (defined as borrowers with a FICO score of 660 or above at origination) combined with a risk-adjusted pricing model and early identification of potential problem assets. Customers has Special Assets Group (“SAG”) to manage classified and NPAs. As of December 31, 2025, only $43.7 million, or 0.33%, of the Bank’s total loan portfolio was non-performing.
•Advanced payments capabilities. Customers advanced payments capabilities are a key competitive differentiator, anchored in its proprietary, in-house developed cubiX platform. Customers delivers API-based payments functionality to institutional clients including through its 24/7/365 B2B instant payments platform. The payments capabilities serve to attract low-cost deposits and enables diversified fee income opportunities through payment processing and value-added services as institutional and commercial clients increasingly leverage these capabilities.
•Superior client experience model. Customers expects to drive organic core loan and deposit growth by employing its single-point-of-contact strategy, which provide specific relationship managers or private bankers for customers, delivering an appointment banking approach. This allows Customers to provide services in a personalized, convenient and expeditious manner. This approach, coupled with superior technology, including remote account opening, remote deposit capture and mobile banking, results in a competitive advantage over larger institutions, which management believes contributes to the profitability of its franchise and allows the Bank to generate core deposits. The “high-tech, high-touch,” model requires less staff and smaller branch locations to operate, thereby significantly reducing operating costs.
•Acquisition expertise. The depth of Customers’ management team and their experience successfully completing acquisitions provides unique insight in identifying and analyzing potential markets and acquisition targets. The experience of Customers’ team, which includes the acquisition and integration of over 30 institutions, as well as numerous asset and branch acquisitions, provides a substantial advantage in pursuing and consummating future acquisitions. Over the last several years, Customers’ inorganic growth strategy has been primarily focused on hiring highly experienced and seasoned bankers, generally from larger financial institutions, to lead the built-out of lending and deposit gather verticals aligned with their specific expertise. This strategy was most recently employed through the onboarding of a venture banking team that had previously originated and serviced loans acquired in 2024 and the onboarding of ten experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential and in 2025 of seven banking teams including geographic commercial and business banking teams and national teams including sports and entertainment, title solutions and municipal finance. Customers will continue to pursue these team lift-out strategies as well as considered more traditional forms of bank acquisitions when the opportunities present themselves.
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
Lending Activities
Customers focuses its lending efforts on the following lending areas:
•Commercial Lending – Customers’ primary focus is on business banking (i.e., commercial and industrial lending), including small and middle market business banking (including SBA loans), specialized lending, mortgage finance, multifamily and commercial real estate lending and commercial equipment financing, and

•Consumer Lending – local-market mortgage and home equity lending and the origination and purchase of installment loans through arrangements with third-party fintech companies.
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
Customers’ specialized banking includes commercial equipment finance, healthcare, real estate specialty finance, fund finance, technology and venture capital banking and financial institutions group. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
In 2023, Customers acquired a venture banking loan portfolio. Customers also recruited team members that originated these loans to service the industries and companies where growth needs are typically provided by venture capital. This team gives clients access to the capital to grow from innovation to maturity and leverage a customized tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio was combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms was combined with Customers’ existing capital call lines vertical within fund finance.
The goal of mortgage finance loans to mortgage banking businesses is to provide liquidity to mortgage companies. The loans are predominately short-term facilities used by mortgage companies to fund their pipelines from closing of individual mortgage loans until their sale into the secondary market. Most of the individual mortgage loans that collateralize our mortgage finance loans to mortgage companies are insured or guaranteed by the U.S. Government through one of its programs, such as FHA, VA, or they are conventional loans eligible for sale to Fannie Mae and Freddie Mac. During the years ended December 31, 2025 and 2024, Customers Bank funded $26.9 billion and $22.1 billion of mortgage loans, respectively, to mortgage originators via warehouse facilities. The mortgage finance loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. The commercial equipment financing group is primarily focused on serving the following industries: transportation, construction (including crane and utility), marine, franchise, general manufacturing (including machine tool), helicopter/fixed wing, solar, packaging, plastics and food processing. As of December 31, 2025 and 2024, Customers had $813.7 million and $675.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2025 and 2024, Customers had $306.5 million and $262.7 million, respectively, of equipment finance leases outstanding. As of December 31, 2025 and 2024, Customers had $303.4 million and $214.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $105.7 million and $95.1 million, respectively.
The goal of Customers’ multifamily and commercial real estate lending group is to manage a portfolio of high-quality multifamily and commercial real estate loans within Customers’ covered markets while cross-selling other products and services. These lending activities primarily target the refinancing of loans with other banks using conservative underwriting standards and provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first-lien mortgage on the commercial real estate or multifamily property, plus an assignment of all leases related to such property. Customers had $2.5 billion and $2.3 billion of multifamily loans outstanding as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, Customers Bank had $15.4 billion and $13.2 billion, respectively, in commercial loans outstanding, composing approximately 91.5% and 90.1%, respectively, of its total loan portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, loans receivable, installment, at fair value and PPP loans. During the years ended December 31, 2025 and 2024, the Bank originated $5.0 billion and $4.0 billion, respectively, of commercial and industrial loans and leases, exclusive of commercial equipment finance loans and leases, multifamily and non-owner occupied commercial real estate loan originations and loans to mortgage originators via warehouse facilities.
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
Customers had a lending arrangement with a fintech company, which was acquired by a bank in 2025, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the year ended December 31, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the year ended December 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value.
In 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash.
As of December 31, 2025 and 2024, Customers had $1.4 billion, respectively, in consumer loans outstanding (including consumer loans held for investment and held for sale), comprising 8.5% and 9.9%, respectively, of Customers’ total loan portfolio. During the years ended December 31, 2025 and 2024, Customers purchased $347.2 million and $189.4 million of consumer loans held for investment, respectively. Customers did not purchase any consumer loans held for sale during the years ended December 31, 2025 and 2024.
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
In 2024, Customers onboarded ten experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. These teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach. In 2025, Customers onboarded seven banking teams including geographic commercial and business banking teams and national teams including sports and entertainment, title solutions and municipal finance.
In 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBITTM on the TassatPayTM blockchain-based instant B2B payments platform. The deposits from customers who participated in CBIT and transitioned to cubiX are are included in the deposit liability on the consolidated balance sheet.
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
Human Capital
Customers Bank’s success is fundamentally driven by our ability to consistently attract, develop, and retain a highly skilled, diverse, and engaged workforce aligned with our corporate strategy and culture. Consistent with leading practices across the banking industry, we focus on strengthening our talent pipeline, deepening leadership capability, and fostering an environment grounded in integrity, engagement and team member wellbeing.
We are committed to maintaining a supportive and safe workplace that enables professional growth, encourages innovation, and drives long-term organizational performance. We place continued emphasis on competitive and equitable compensation, leadership development, and enterprise-aligned culture initiatives.
Team Member Profile
The following table summarizes the composition of the Customers Bank workforce as of December 31, 2025 and 2024:

	December 31,
Team Members	2025	2024
Full-time Team Members	863	787
Part-time Team Members	6	6
Total Team Members	869	793

Women	47%	49%
BIPOC (Black, Indigenous and People of Color)	27%	24%
Our voluntary turnover rate in 2025 was 11%.
Talent Acquisition
In 2025, we executed several high-impact hiring initiatives to strengthen our talent pipeline and accelerate progress against our strategic priorities. These efforts supported both our revenue-generating and revenue-enabling business lines, with a particular emphasis on deposit generation and enhancing capabilities across our key support functions. During the year, we welcomed 191 new team members whose expertise and perspectives enhance our ability to operate effectively in a dynamic and increasingly complex marketplace. We remain committed to refining and modernizing our approach to attracting and securing top-tier talent. Ongoing investments in recruiting technology, data analytics, employer brand development, and proactive talent pipeline cultivation will enhance our ability to meet future workforce needs and ensure Customers Bank is well positioned for long-term success.
Learning and Professional Development
Customers Bank is committed to cultivating a high performance, growth-oriented culture by investing in continuous learning, skills development, and career advancement opportunities for all team members. The Bank provides a multichannel learning ecosystem designed to support professional growth, strengthen critical competencies, and prepare team members for increased responsibility.
Learning Initiatives
•Learning & Development Programs – Team members are encouraged to participate in development opportunities aligned with their professional goals, through a blend of in-house training, a digital learning platform, podcasts, curated readings and industry insights, and live learning events (virtual, onsite and offsite). These offerings empower team members to upskill, reskill, and broaden their capabilities. The Bank also offers tuition assistance to support continuing education and professional certifications.

•Digital Learning Platform – The Bank provides a comprehensive digital learning platform that includes access to an online course library and targeted learning pathways designed to strengthen technical proficiency (IQ), emotional intelligence (EQ), adaptability and agility (AQ), and cultural competency.
•Artificial Intelligence Proficiency and Enablement – The Bank has embedded AI capability-building into its core learning and operational strategy to ensure team members are equipped with future-ready skills aligned to the Bank’s innovation agenda. In 2025, the Bank launched enterprise-wide training covering foundational AI concepts, responsible-use protocols, and real-world applications tailored to business needs. These initiatives have already generated measurable efficiencies and continue to accelerate the integration of AI into core processes across business lines.
Team Member Engagement
Customers Bank remains focused on fostering a workplace where team members feel connected, supported and valued. The following highlights select engagement and wellness initiatives available to all team members.
•Wellness Program – The Bank offers a robust program that includes wellness challenges, workshops, webinars, health coaching opportunities, and an enhanced digital wellness platform with on-demand activities.
•Corporate Trainer – To support team members’ physical wellbeing, the Bank continues to provide personal training and recovery-focused programs — offered both in-person and virtual — including relaxation, muscle recovery, light pain-management, and strengthening sessions.
•Day of Learning – Team members may take up to eight hours of paid time off annually.
•Matching Gift Program – Matching financial contributions to eligible nonprofit organizations, up to $500 annually.
•Community Service Day – Up to eight hours of paid time off to participate in qualified community service activities.
•United Way Partnership – Team members are encouraged to support local United Way chapters, with Customers Bank matching contributions dollar-for-dollar. Team members who contribute at designated levels may receive additional paid time off.
Benefits
Customers Bank provides a comprehensive suite of health, life, disability, and voluntary insurance programs designed to protect team members and their families. The Bank periodically evaluates its benefits offerings to ensure they continue to meet team members’ needs.
Customers Bank supports continued learning and career advancement through tuition reimbursement for approved educational programs and the Freedom Scholarship Program, which provides financial assistance to eligible team members and their dependents pursuing higher education. The Bank also offers a comprehensive 401(k) retirement plan with employer matching. To further strengthen financial literacy and long-term financial wellbeing, team members have access to financial wellness workshops covering investment basics, savings strategies, and money management, as well as retirement readiness sessions tailored for those approaching retirement.
Workplace Culture
At Customers Bank, we are committed to fostering a workplace culture grounded in our vision, mission and values. Our company values — Customer Success, Personal Integrity, Entrepreneurial Mindset, Teamwork and On-the-job Excellence — guide how we work and interact. We strive to create an environment where all team members can thrive and contribute their unique perspectives and talents
Management and Succession Planning
Customers Bank’s strategic succession management integrates position-based planning to support cohesive, strategic and role-based decision-making. This approach identifies key strengths, development areas, and potential leadership gaps, ensuring a strong pipeline of internal talent prepared for senior, executive, and other critical roles.
By partnering closely with leadership, the Bank continuously assesses high-potential team members with the leadership, functional, and technical capabilities to advance. These efforts strengthen the leadership bench and support continuity in achieving the Bank’s long-term strategic objectives.

Available Information
Customers Bancorp’s internet website address is www.customersbank.com. Information on Customers Bancorp’s website is not part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. Investors can obtain copies of Customers Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Customers Bancorp’s website (accessible under “Investors” – “SEC filings”) as soon as reasonably practicable after Customers Bancorp has electronically filed such materials with, or furnished them to, the SEC. Customers Bancorp will also furnish a paper copy of such filings free of charge upon request. Customers Bancorp’s filings can also be accessed at the SEC’s internet website: www.sec.gov. Customers Bancorp’s Corporate Governance Guidelines and the charters of the committees of the Board are posted on our website at www.customersbank.com/investor-relations/governance-documents. Customers Bancorp also has adopted a Code of Ethics and Business Conduct that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer), which is available at www.customersbank.com/investor-relations/governance-documents. We intend to satisfy the disclosure requirement of Item 5.05 of Form 8-K and any similar NYSE requirement regarding amendments to, or waivers from, a provision of the Code of Ethics and Business Conduct by posting such information at this internet address. The website addresses listed in this paragraph are provided for the information of the reader and are not intended to be active links.
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

Customers Bancorp and the Bank are each required to comply with applicable capital adequacy standards adopted by the Federal Reserve Board (the “Basel III Capital Rules”) and codified in 12 C.F.R. Part 217. The Basel III Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Under the Basel III Capital Rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk. Pursuant to the Basel III Capital Rules, the minimum capital level requirements applicable to the Bancorp and Customers Bank under the final rules are:
(i) a common equity Tier 1 risk-based capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8% and
(iv) a Tier 1 leverage ratio of 4% for all institutions.
The Basel III Capital Rules also established a “capital conservation buffer” above the regulatory minimum capital requirements of 2.500% for 2019 and thereafter.
Effective January 1, 2019, the minimum capital level requirements (including the capital conservation buffer) applicable to the Bancorp and Customers Bank under the Basel III Capital Rules are:
(i) a common equity Tier 1 capital ratio of 7.0%;
(ii) a Tier 1 risk-based capital ratio of 8.5%; and
(iii) a total risk-based capital ratio of 10.5%.
Under the Basel III Capital Rules, institutions are subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if their capital levels fall below the minimum capital level plus capital conservation buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
The Basel III Capital Rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, (which includes the Bancorp) are able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010, as additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.
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
In first quarter 2020, as part of its response to the impact of COVID-19, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers has elected to adopt the interim final rule. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
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
As of December 31, 2025 and 2024, Customers Bank and the Bancorp met all capital adequacy requirements to which they were subject. For additional information on Customers’ regulatory capital ratios, refer to “NOTE 18 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements.
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
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards, which rules were amended in 2019. The rules require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. Since it was required to do so under the original 2014 rules, Customers has established and maintains a risk committee. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve’s current interchange rules but simultaneously stayed its own vacatur pending appeal to the circuit court. The outcome of this litigation could significantly and adversely affect the fees banks can charge on debit card transactions.
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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods beginning in the first quarter of 2024. Customers recorded $0.7 million and $3.7 million of FDIC special assessment in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall assessment on a one time basis. In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extend assessment period was removed. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law. The extent to which any such future offsets or a future one-time shortfall special assessment will impact our future deposit insurance expense is currently uncertain.
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
In October 2024, the CFPB issued a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer's express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule.
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
During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court's en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including Customers Bancorp, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
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
Fair Access to Financial Services. In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
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
◦Risks related to changes to estimates and assumptions made by management in preparing financial statements;
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
Management makes various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the probability of our borrowers making payments, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans and leases. Under the CECL model pursuant to ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), we are required to present certain financial assets reported at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. At December 31, 2025, Customers’ ACL totaled $155.7 million, which represented 1.03% of total loans and leases held for investment.
In determining the amount of the ACL, significant factors considered include loss experience in particular loan portfolio, trends and absolute levels of classified and criticized loans and leases, trends and absolute levels in delinquent loans and leases, trends in risk ratings, trends in industry and Customers’ charge-offs by particular loan portfolio and changes in current and future economic and business conditions affecting our lending areas and the national economy. We also rely on certain third-party models and other information in preparing our assumption. If our assumptions are incorrect, our ACL may not be sufficient to cover losses inherent in our loan and lease portfolio, which can result in our being required to make additions to the ACL or incurring credit losses.
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
As of December 31, 2025, Customers had $1.4 billion in consumer loans outstanding, or 8.5% of the total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to $1.4 billion, or 9.9% of the total loan and lease portfolio, as of December 31, 2024.
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
We are also a lender to mortgage companies, where we provide financing to mortgage bankers by purchasing, subject to resale under a master repurchase agreement, the underlying residential mortgages on a short-term basis pending the ultimate sale of the mortgages to investors. We are subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and possible default by the borrower, closing agents and the residential borrower on the underlying mortgage, any of which could result in credit losses. We have in the past experienced, and expect in the future to experience, fraud, bankruptcy and defaults by such parties in connection with our lending to mortgage companies. The risk of fraud associated with this type of lending includes, but is not limited to, settlement process risks, the risk of financing nonexistent loans or fictitious mortgage loan transactions, the risk that collateral delivered is fraudulent or non-existent, or the risk that the value of such collateral is artificially inflated, creating a risk of loss of the full amount financed on the underlying residential mortgage loan, or in the settlement processes. Fraudulent transactions could have a material adverse effect on our financial condition and results of operations.
This business is subject to seasonality of the mortgage lending business, and volumes are lower as a result of increased interest rates. A decline in the rate of growth, volume or profitability of this business unit, or a loss of its leadership could adversely affect our results of operations and financial condition.
As of December 31, 2025, we had $15.4 billion in commercial loans outstanding, approximately 91.5% of our total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, as compared to $13.2 billion, or 90.1% of the total loan and lease portfolio, as of December 31, 2024.

We are subject to risks arising from conditions in the commercial real estate market.
Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, ability to raise rents and find tenants able to pay such rents, or changes in government regulations. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for loans declines materially, a significant part of the loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain areas within the real estate industry may have an effect on the values of real estate pledged as collateral for loans. The inability of purchasers of real estate to obtain financing may weaken the financial condition of borrowers who are dependent on the sale or refinancing of property to repay their loans. Many real estate loans currently at or approaching maturity were originated during times of historically low interest rates. A borrower’s ability to make payments upon a rate reset, or to sell or refinance a property upon a loan’s maturity, may be adversely impacted if interest rates at the time of reset or maturity are significantly higher than at the time of the loan’s origination and the borrower’s cash flow is not sufficient to allow the borrower to make payments at the higher interest rate, which may increase the likelihood of borrower default. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries and may impact the value of real estate in areas where such industries are concentrated. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Although a number of businesses are implementing or have announced that they are considering reducing or eliminating remote work, the timing and effects of such changes are uncertain at this time. Banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, results of operations and financial condition.
Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtailed rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminated the ability for apartments to exit rent regulation; (iii) eliminated vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. In total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. In addition, the city council and the new mayor of New York City have proposed further restrictions on rent regulated apartments, including a complete freeze on rent increases. As a result, the value of the collateral located in New York State securing our multifamily loans or the future net operating income of such properties could potentially become impaired. As of December 31, 2025, our total multifamily exposure in New York State was approximately $1.2 billion, of which approximately $849.0 million, or 69% was provided for loans to properties with 50% or more rent-regulated units, primarily in New York City. In 2026, there are $54.7 million, or 6.4% of these loans that will mature or have an interest rate reset. Many multifamily loans currently at or approaching a rate reset or maturity were originated during times of historically low interest rates. Higher rates at the time of interest rate reset or maturity and, where applicable, increased restrictions on the ability of landlords to increase rents, may increase the likelihood of borrower default.

The fair value of our investment securities fluctuates due to market conditions. Adverse economic performance can lead to adverse security performance and potential impairment.
As of December 31, 2025, the fair value of our available for sale investment securities portfolio was $1.9 billion. Prior to 2020, we historically followed a conservative investment strategy, with concentrations in securities that were backed by government-sponsored enterprises. Since 2020, we sought to increase yields through more aggressive strategies, which has included a greater percentage of corporate securities, non-agency mortgage-backed securities and other structured credit products. Though in 2025, we began to increase the percentage of securities that were backed by government-sponsored enterprises, factors beyond our control significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. We have in the past sold securities at significant losses and may again in the future, depending on these factors. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, such as a change in management’s intent to sell the securities, have in the past and could in the future cause credit losses and realized and/or unrealized losses in future periods and declines in OCI, which could have a material adverse effect on us. The process for determining whether impairment of a security exists usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
We have experienced exponential growth over the last five years as a result of significant expansion in our national specialized lending verticals as well as participating in the SBA’s PPP. In the second quarter of 2024, Customers recruited several commercial lending teams in California and Nevada, as well as within our existing footprint in New York, building on expanded venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. in 2023. We intend to grow in these new markets and enter additional markets in the future. Nevertheless, as of December 31, 2025, our loan and deposit activities remained largely based in the Northeast and Mid-Atlantic regions. As a result, our financial performance depends in part upon economic conditions in these regions. These regions have experienced deteriorating local economic conditions in the past, and a downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within these regions, and because a large percentage of the loans are secured by real property. If there is a decline in real estate values, the collateral value for our loans will decrease, and our probability of incurring losses will increase as the ability to recover on defaulted loans by selling the underlying real estate will be lessened. We expect our loan and deposit activities to continue expanding beyond the Northeast and Mid-Atlantic regions to service customers across the nation.

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
Our loan and deposit portfolios consist primarily of commercial and industrial loans, including specialized lending activities, multifamily lending, commercial real estate loans, and mortgage finance loans, and related deposits, which contain material concentrations in certain business lines or product types. Additionally, many of our largest deposit relationships are concentrated in the digital asset industry. These loan and deposit concentrations present unique risks and involve specialized underwriting and management as they often involve large loan balances to or deposit balances from a single customer or group of related customers. Consequently, an adverse development with respect to one credit relationship, industry, business line or product type may adversely affect us. Additionally, the capabilities and sophistication of artificial intelligence is rapidly developing, and its effect on certain industries, such as software, legal, healthcare, finance or manufacturing, cannot be predicted.  If any industry in which our borrowers operate is adversely affected by developments in artificial intelligence, we may experience an increased rate of delinquencies in, and increased losses from, borrowers that operate in, or depend on others that operate in, that industry, which, accordingly, could have a material adverse effect on our business, results of operations and financial condition.
Additionally, certain of our deposit relationships, primarily in the digital asset industry, operate as ecosystems of related depositors that interact with each other on our proprietary B2B instant payments platform, cubiX. The loss of one or more key relationships in any such ecosystem could have adverse effects on our relationships with the other members of that ecosystem, and materially and adversely affect our ability to retain the low cost deposits associated with the members of that ecosystem.
We depend on our executive officers and key personnel, and our ability to recruit key personnel, to implement our strategy and could be harmed by the loss of their services or our inability to recruit such persons.
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team, and our ability to recruit, motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel, or our inability to recruit and retain key personnel, could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. We experience leadership changes in our management team from time to time, and if key or significant resignations occur, we may not be able to recruit additional qualified personnel, especially during periods of low unemployment. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although Executive Chairman and our President and CEO have entered into employment agreements with us, it is possible that they may not complete the term of their employment agreement or may choose not to renew it upon expiration.
Our customers also rely on us to deliver personalized financial services. Our strategic model is dependent upon relationship managers and private bankers who act as a customer’s single point of contact with us. Many of our specialized lending verticals rely on our relationship managers’ expertise and relationships in their respective industries. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities, and we may not be able to retain such relationships absent the individuals. In any case, if we are unable to attract and retain our relationship managers and private bankers and recruit individuals with appropriate skills and knowledge to support our business, our growth strategy, business, financial condition and results of operations may be adversely affected.
In addition, our ability to expand into new business lines or grow existing business lines, such as specialized lending, digital banking, including our proprietary B2B instant payments platform, cubiX, and Banking-as-a-Service offerings, are highly dependent upon our ability to identify, recruit and retain key personnel. We cannot ensure that our recruiting or retention efforts for these positions will be successful or that they will enhance our business, results of operations or financial condition. Our recruitment efforts, even if successful, may lead to operational disruption or additional costs and expenses, including from litigation, which can adversely affect our business, financial condition and results of operations.
Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations.

We also face an increasingly complex regulatory environment. The loss of key senior personnel, or the inability to identify, recruit and retain qualified personnel in the future, such as those in our compliance, finance, risk and legal departments, could have a material adverse effect on us. Because many of our team members continue to work remotely on a “hybrid model”, the ability of our key personnel and other management to motivate personnel and maintain corporate culture may be adversely affected.
We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.
Commercial and consumer banking is highly competitive. Changes in market interest rates and pricing decisions by our loan and deposit competitors may adversely affect demand for our loan and deposit products and the revenue realized on the sale of loans, and ultimately reduce our net income. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, private credit funds, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers and fintech companies, in providing various types of loans and other financial services. We also face emerging competition for deposits from tokenized deposits and stablecoins. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors may also have greater resources and access to capital and may possess other advantages such as operating more branches and ATMs and conducting extensive promotional and advertising campaigns or operating a more developed online presence. Competitors may also be subject to less restrictive regulation than we are, exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.
We expect to drive organic growth by employing our single-point-of-contact strategy, which provides specific relationship managers or private bankers for all customers, and by focusing on our corporate and specialized banking verticals and our specialized product offerings, such as cubiX. Many of our competitors provide similar services, and others may replicate our model. Our competitors may have greater resources than we do and may be able to provide similar services more quickly, efficiently and extensively. To the extent others replicate our model, we could lose what we view as a competitive advantage, and our financial condition and results of operations may be adversely affected.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies due to the ongoing consolidation of certain competing financial institutions and relaxing of regulatory burden may adversely affect our ability to effectively market our products and services. Technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Our ability to compete successfully depends on a number of factors, including, among others:
•the ability to develop, maintain and build upon long-term customer relationships based on high quality, personal service, effective and efficient products and services, high ethical standards and safe and sound assets;
•the quality, scope, relevance and competitive pricing of products and services offered to meet customer needs and demands;
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

In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services including artificial intelligence, internet services, cryptocurrencies and payment systems. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce long-term costs. These technological advancements also have made it possible for non-financial institutions, such as the “fintech companies” and market place lenders, to offer products and services that have traditionally been offered by financial institutions. The process of “disintermediation,” or removing banks from their traditional role as financial intermediaries, could result in loss of customer deposits and other sources of revenue, which could have a material adverse effect on our financial condition and results of operations. Further, in many cases fintech companies and similar non-bank financial service firms, unlike the Bank, are not subject to extensive regulation and supervision. The absence of significant oversight and regulatory compliance obligations may allow such companies to realize certain competitive advantages over us, which has resulted in increased competition for our customers’ business. Federal and state banking agencies continue to deliberate over the regulatory treatment of fintech companies, including whether the agencies are authorized to grant charters or licenses to such companies and whether it would be appropriate to do so in consideration of several regulatory and economic factors. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks.
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
Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest-rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period (i.e., liability sensitive), an increase in interest rates would reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly (i.e., asset sensitive), and because the magnitude of repricing of interest-earning assets is often greater than interest-bearing liabilities, falling interest rates would reduce net interest income. As of December 31, 2025, Customers’ balance sheet was modestly asset sensitive from an earnings perspective.
Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets and liabilities, loan and investment securities portfolios and our overall financial results. Changes in interest rates may also have a significant impact on borrower behaviors and any future loan origination revenues. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We have incurred debt and expect to incur additional debt in the future, and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Adverse changes in the Federal Reserve’s interest-rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.
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

The customers using cubiX are primarily concentrated in the digital currency industry, which experienced significant disruptions and bankruptcies of FTX and other participants in the digital currency industry in 2022. Customers Bank’s loans to customers in the digital currency industry are not significant. However, disruptions in the digital currency industry could have adverse effects on Customers’ business, reputation, financial condition and results of operations.
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
In July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to our deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.
Other factors affecting the industries in which users of cubiX include, but are not limited to:
•the adoption and use of digital currencies, including adoption and use as a substitute for fiat currency or for other uses, which may be adversely impacted by continued price volatility;
•the use of digital currencies, or the perception of such use, to facilitate illegal activity such as fraud, money laundering, tax evasion, funding of terrorism and other illicit activities and ransomware or other scams by our customers;
•heightened risks to digital currency businesses, such as digital currency exchanges, of fraud, hacking, malware attacks, and other cyber-security risks, which can lead to significant losses;
•developments in digital currency trading markets, including decreasing price volatility of digital currencies, resulting in narrowing spreads for digital currency trading and diminishing arbitrage opportunities across digital currency exchanges, or increased price volatility, which could negatively impact our customers and therefore our deposits, either of which in turn may reduce the benefits of cubiX, including our generation of fee income, and negatively impact our business; and
•the maintenance and development of the software protocol of the digital currency networks.
If any of these factors, or other factors, slows development of the digital currency industry, it could adversely affect cubiX and the businesses of the customers upon which it relies, and therefore have a material adverse effect on our business, financial condition and results of operations.

If conditions in digital currency markets change such that certain trading strategies currently employed by our institutional investor customers become less profitable, the benefits of cubiX may be diminished, resulting in a decrease in our deposit balances and fee income and adversely impacting our growth strategy. In addition, if a competitor or another third party were to launch an alternative to cubiX (such as Federal Reserve’s FedNow Service, a virtual real time payment system for banks launched in 2023), we could lose non-interest bearing deposits and fee income and our business, financial condition, results of operations and growth strategy could be adversely impacted. Further, we may be unable to attract and retain experienced employees, which could adversely affect our growth. The further development and acceptance of digital currencies and blockchain technology are subject to a variety of factors that are difficult to evaluate, as discussed above. The slowing or stopping of the development or acceptance of digital currency networks and blockchain technology may adversely affect our ability to continue to grow and capitalize on our strategy to service the digital assets industry.
Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-to-no cost deposit base. At times we face competitive pressures to pay higher interest rates on deposits to our digital currency customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our non-interest bearing deposit base, our deposit balances may still decrease if our digital currency customers are offered more attractive returns from our competitors. If our digital currency customers withdraw deposits, we would lose a low-cost source of funds and fee income, which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have material effect on our business, financial condition and results of operations.
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
The technology underlying cubiX may not function properly, or the personnel operating cubiX may not operate it correctly, either of which may have a material impact on Customers’ operations and financial condition. This same risk exists on our other technology and processing systems, and wire transfer and automated clearing house (ACH) operations that are outsourced to third-party service providers. The importance of cubiX means that any technological or operational problems in its functionality may have a material adverse effect on Customers’ operations, business model and growth strategy.
Many of our competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for the technology underlying and supporting cubiX may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party service providers, and systems failures, interruptions or breaches of security, or the failure of our third-party service providers to adequately perform their services, could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and the effectiveness of our third-party service providers. We outsource many of our major technology and business process functions, such as data processing, loan servicing, deposit processing and money transfer systems to third-party service providers. If we do not effectively select, implement and monitor our outsourcing relationships, or if the third-party service providers do not adequately perform their services or are unable to continue to provide services to us as a result of their own operational or technological limitations or financial or other difficulties, our operations may be materially and adversely affected. While we intend to select third-party service providers carefully, we do not control their operations and at times they encounter difficulties, including disruptions in communications, failures to handle current or increased transaction volumes, cyberattacks, security breaches, regulatory or compliance failures, data corruption or similar events, during which our ability to operate effectively is adversely affected. Certain of our third-party service providers have experienced performance issues, financial difficulties (including bankruptcy) and staff shortages, and we expect that others will in the future. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us. Certain of our agreements with third party service providers contain limitations of liability or other contractual provisions that adversely affect our ability to recover damages from the third party service provider, even in cases where the damages are caused by the third party service provider’s breach of contract or other wrongful action, and insurance policies maintained by the third party service provider or us may not be sufficient to cover any such damages. In addition, the termination of third-party software licenses or service agreements on which any of our information technology and telecommunications systems are based, or other disruption in our relationships with third-party service providers, could adversely affect our operations, and securing replacement licenses and/or engaging alternative third-party service providers and integrating the related technology and services into our systems could result in increased costs and operational difficulties.
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
In addition, we provide our customers with the ability to bank remotely, including online, over the Internet, through apps and over the telephone, including through application programming interfaces (APIs). The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses, and we expect these expenditures to continue in the future, but there can be no assurances that we will be successful in preventing such events. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
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
We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, team members, third party service providers and others. This information is necessary for the conduct of our business activities, including the ongoing maintenance of deposit, loan and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of our products and services. In addition to confidential information regarding our customers, team members, third party service providers and others, we compile, process, transmit and store proprietary, non-public information concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
Information security risks have increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to team member error, malfeasance or other disruptions, could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain an ongoing risk.
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
The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information are not always effective to protect against data-security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers including through the use of artificial intelligence. Companies that process and transmit cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. Similarly, companies that process payments on behalf of customers or other third parties are also being increasingly targeted for fraudulent transactions.
Unauthorized access to our computer systems or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our customers, cause a decrease in transactions by customers, expose us to liability for unauthorized purchases, payments or other transactions and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Certain security incidents trigger regulatory notice requirements or other regulatory obligations, and failure to comply with such obligations could impose new and costly compliance obligations or otherwise have a material adverse effect on our reputation, business or operations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.
In addition, our account holders disclose certain “personally identifiable” information, including contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, fraudsters, customers or team members acting unlawfully or contrary to our policies or other individuals, could improperly access our or our third-party service providers’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored or processed by third-party service providers, it is possible that these third-party service providers could intentionally, negligently or otherwise disclose data about our clients or customers.
We rely to a large extent upon sophisticated information technology systems, databases and infrastructure, and take steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems, they are vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk of exposure of sensitive data to unauthorized persons or to the public. The likelihood or severity of these events may increase as our use of automation, artificial intelligence or other technologies, including APIs, increases.
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
Further, computer viruses, ransomware or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, there can be no assurance that they will be effective in preventing computer viruses, ransomware or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by customers, or cause us to be in non-compliance with applicable network rules and regulations.

In addition, our team members, systems and customers are regularly targets of fraudulent activity. A significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Additionally, significant fraudulent activity related to a specific product offering may lead us to limit or discontinue such product. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to certain customers for uncollectible account holder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory or legislative complaints or intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.
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
Negative public opinion regarding us could adversely affect our stock price, business, results of operations, and financial condition.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our stock price, business, results of operations, and financial condition. Reputation risk, or the risk to our business, earnings, liquidity, capital, stability or viability from negative public opinion, is inherent in our business and is expected to increase as our size, profile and product offerings in the financial services industry grows. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our team members, the customers with whom we have chosen to do business, the industries in which we operate, corporate initiatives (such as those related to diversity, equity and inclusion or CSR) and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, or maintain existing, loan and deposit customers, team members and business relationships, and could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to raise capital or implement our growth strategy. The proliferation and increasing influence of social media websites, as well as the personal use of social media by our team members and others, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation, adversely affect our stock price or the public’s perception of our stability or viability, or have other negative consequences. Although we have policies and procedures in place intended to detect and prevent conduct by team members and third-party service providers that could potentially harm customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Any damage to our reputation could have a material adverse effect on our stock price, business, results of operations, and financial condition.
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
Increased attention to CSR matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which CSR principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. Other investors and public figures may seek to penalize companies that pursue CSR-related initiatives. In the second half of 2025, certain federal regulators, including the SBA and the Federal Reserve, launched inquiries into whether financial institutions had engaged in “politicized or unlawful debanking” in response to Executive Order 14331, which sought to eliminate the use of reputation risk or equivalent concepts that could result in, and impose other measures to combat, politicized or unlawful debanking activities by financial regulators and financial institutions. These developments illustrate that CSR-based investing has become a divisive political issue. Shifts in investing priorities based on CSR principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Company has not made sufficient progress on CSR matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit the Company’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Company’s unwarranted focus on CSR matters.
We may engage in acquisitions of other businesses from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels, or within time frames, originally anticipated and may result in unforeseen integration difficulties.
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

Additionally, in evaluating potential acquisition opportunities, we may seek to acquire failed banks or assets of failed banks through FDIC-assisted acquisitions. While the FDIC may, in such acquisitions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institutions.
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
To the extent that we are unable to increase loans and deposits through organic growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
We intend to grow our business through organic growth. While loan and deposit growth has historically been strong, and our loan and deposit balances increased in 2025, if we are unsuccessful in diversifying our loan and deposit originations, or if we do not grow the business lines, our results of operations and financial condition could be negatively impacted.
We may not be able to effectively manage our growth.
Our future operating results and financial condition depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:
•continue to implement and improve our operational, credit underwriting and administration, financial, accounting, legal, regulatory, compliance and enterprise risk management, internal and disclosure controls and procedures and our reporting systems and processes in order to manage a growing number of client relationships and increasingly complex product and service offerings;
•comply with changes in, and an increasing number of, laws, rules and regulations, including those of any national securities exchange on which any of our securities become listed;
•scale our technology and other systems’ platforms;
•maintain and attract appropriate staffing;

•identify, implement and offer key products and services;
•successfully integrate newly-hired teams and key personnel;
•operate profitably or raise capital; and
•support our asset growth with adequate deposits, funding and liquidity while expanding our net interest margin and meeting our customers’ and regulators’ liquidity requirements.
We may not successfully implement improvements to, or integrate, our management information and control systems, credit underwriting and administration, new products and services, internal and disclosure controls, and procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, including to the satisfaction of our regulators, we could be materially and adversely affected. We have experienced compliance, operational and regulatory problems and increased expenses as a result of past growth. In the future, if we are unable to manage our current and future expansion in our operations, we may experience similar issues and have to slow our pace of growth or even stop our market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If we experience difficulties with the development of new business activities or the integration process of acquired businesses or newly hired teams, the anticipated benefits of any particular new activity may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies, cost projections and/or expected benefits within expected time frames, or at all. We also may not be able to preserve the goodwill of an acquired financial institution. Our growth has in the past and could in the future lead to increases in our legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.
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
Our system of internal controls, including internal controls over financial reporting, is an important element of our risk management framework. Management regularly reviews and seeks to improve our internal controls, including annual reviews of key policies and procedures and annual reviews and testing of key internal controls over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the internal control structure are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our operations, net income, financial condition, reputation, compliance with laws and regulations, or may result in untimely or inaccurate financial reporting.
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
We must maintain sufficient liquidity to fund our balance sheet growth in order to successfully grow our revenues, make loans, and repay deposit and other liabilities as these mature or are drawn, as well as to meet certain regulatory requirements or limits and targets set by our board of directors. This liquidity can be gathered in both wholesale and non-wholesale funding markets. Our asset growth over the past few years has been funded with various forms of deposits and wholesale funding, including brokered deposits, FHLB advances, FRB advances and Federal funds line borrowings. Total brokered deposits were 33% of total deposits at December 31, 2025. Our loan to deposit ratio was 81% at December 31, 2025. Wholesale funding can cost more than deposits generated from our traditional branch system and customer relationships and is subject to certain practical limits such as our liquidity policy limits, our available collateral for FHLB and FRB borrowing capacity and Federal funds line limits with our lenders. Additionally, regulators consider wholesale funding beyond certain points to be imprudent and might suggest or require that future asset growth be reduced or halted. Market participants may hold similar views. In the absence of appropriate levels and mix of funding, we might need to reduce interest-earning asset growth through the reduction of current production, sales of loans and/or the sale of participation interests in future and current loans. This might reduce our future growth and net income.
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
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as a primary source of funding for our lending activities. We expect that our future loan growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. As of December 31, 2025, $1.7 billion, or 51.3%, of our total time deposits, are scheduled to mature through December 31, 2026. If interest rates increase, whether due to changes in inflation, monetary policy, competition or other factors, we would expect to pay higher interest rates on deposits, which would increase our funding costs and compress our net interest margin. We may not succeed in moving our deposits to lower-yielding savings and transactions products, which could materially and adversely affect us. In addition, customers, particularly those who may maintain deposits in excess of insured limits, continue to be concerned about the extent to which their deposits are insured by the FDIC. Our customers may withdraw deposits to ensure that their deposits with us are fully insured and may place excess amounts in other institutions or make investments that are perceived as being more secure and/or higher yielding. Further, even if we are able to maintain and grow our deposit base, deposit balances can decrease when customers perceive alternative investments, such as the stock market, will provide a better risk/return tradeoff. If customers move money out of bank deposits, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. As a commercial bank with relatively few branches, our depositors tend to place larger average deposits with us as compared to many of our competitors. Similarly, many of our lower cost deposits are concentrated in specific industries, such as digital asset customers. To the extent we have deposit concentration within a particular industry or a group of customers, the risk that we will be adversely affected by any customer deposit withdrawals is increased.
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
Our organic growth strategy focuses on, among other things, expanding market share through our “high-tech” model, which includes remote account opening, remote deposit capture, mobile and digital banking, instant payments and customers system integrations (including APIs). These technological advances are intended to allow us to generate additional core deposits at a lower cost than generating deposits through opening and operating branch locations. Some of our competitors may have greater resources to invest in technology, including AI, and may be better equipped to implement and market new technology-driven products and services. This may result in limiting, reducing or otherwise adversely affecting our growth strategy in this area and our access to deposits through mobile banking. In addition, to the extent we fail to keep pace with technological changes or incur respectively large expenses to implement technological changes, our business, financial condition and results of operations may be adversely affected.

We may incur losses due to minority investments in other financial institutions or related companies.
We make and will continue to consider making additional minority investments in other financial institutions or technology companies in the financial services business, or other unrelated businesses, including for strategic reasons or to gain access to technological improvements or advantages. If we do so, we may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities.
Risks related to Macroeconomic Conditions, Pandemics, Climate Change and Geopolitical Conflicts
Adverse developments in the financial services industry, and responsive measures to manage it, could have an adverse effect on our stock price, financial position and results of operations. In addition, if we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, it could have a material adverse effect on our stock price, financial condition and results of operations.
In March 2023, several financial services institutions failed or required outside liquidity support. As a result of these events, certain of our customers chose, and customers may choose in the future, to withdraw deposit amounts in favor of keeping deposits at larger financial institutions that may be perceived to be more stable, or seek to switch their existing deposits into other higher yielding alternatives, any of which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations. Similar events in the future may also result in customers taking these actions.
These types of events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies, increased oversight by regulatory authorities and/or the imposition of restrictions on certain business activities through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our current and planned business.
These events also have led to a greater focus by regulators and investors on liquidity of existing assets and funding sources for financial institutions, the composition of deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. The increased influence of social media and other communication channels on the public perception of financial institutions and their operations can create reputation risk, which can adversely affect our stock price or the public’s perception of our stability or viability, even where such concerns are unwarranted. Any material adverse change in our stock price can also increase the likelihood of shareholder litigation.If we are unable to adequately manage our liquidity, deposits, capital levels, interest rate risk or reputation risk, it could have a material adverse effect on our stock price, financial condition, results of operations or regulatory standing.
Adverse changes in general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States. Weak economic conditions may be characterized by deflation or stagflation, instability in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity and similar conditions or additional adverse changes could be detrimental to our business. Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Adverse changes in economic factors or U.S. government policies could have a negative effect on us.
In addition, over the last several years, there have been several instances where there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters, and in certain instances, the failure to reach agreement has resulted in either a complete or partial government shutdown. Such shutdowns have resulted in disruptions to businesses and government functions essential to businesses and consumers, and such shutdowns, and any future shutdowns or the perception that a shutdown could occur, may have an adverse impact on the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate borrower creditworthiness and originate and sell certain government-backed loans.
The ongoing military conflict between Russia and Ukraine, ongoing conflicts in the Middle East, uncertainty as to tariff policies and the threat of retaliatory tariffs and other restrictions on international trade have created and are expected to continue to create additional uncertainty for the U.S. and global economy and potential for market disruption. After the 2022 – 2023 period in which the Federal Reserve raised interest rates significantly to lower inflation, the subsequently lowered interest rates in response, in large part, to reductions in the inflation rate, only to then reduce its reductions or maintain existing interest rates in response to subsequent increases in inflation and concerns about unemployment. It is uncertain whether the Federal Reserve will maintain current rates or pursue one or more decreases in interest rates in 2026 or future periods. These factors, and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect the U.S. economy and our financial condition and results of operations.

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
As of December 31, 2025, we had PPP loans with outstanding balances of $4.7 million. Our PPP participation was very significant especially compared to the participation of similarly sized and larger competitor financial institutions. Considering our immediate response to originate PPP loans, certain of loans originated under this program present potential fraud or other risks, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored and may result in increased provision expense or charge-offs. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. The SBA is entitled to reconsider its prior guaranty decisions, and if a loan is determined by the SBA to not qualify for guaranty, we may be required to repay to the SBA any amounts we previously received in respect of that guaranty. Further, although the SBA has streamlined the loan forgiveness process for loans $150,000 or less, these factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face increased operational demands and pressures as we monitor and service our PPP loan portfolio, process applications for loan forgiveness and pursue recourse under the SBA guarantees. We have been subjected to regulatory audits and investigations related to our PPP program and could be subject to additional litigation and further investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies related to our PPP participation.
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
Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Turmoil in the banking industry during the 2023 period may increase the likelihood of additional regulation and heightened supervision. Future changes may have a material adverse effect on our business, financial condition and results of operations.
Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. We face a variety of risks associated with uncertainties as to the policies and regulatory and legislative agendas that may be pursued by the current administration, Congress and newly-appointed regulators. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations on us. Compliance with current and potential regulation, as well as regulatory scrutiny have and could in the future significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) have and may in the future result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business. Alternatively, an easing of legislative and regulatory environment may result in heightened competition from banks and non-banks for our products and services. Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad direction in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, compliance program, lending practices, investment practices, reporting practices, capital structure, deposits or other assets of our business differs from our assessment, we may be required to take additional charges or undertake or refrain from undertaking actions that would have the effect of materially reducing our earnings, capital ratios and share price.
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
With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two material rules. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 42 basis points, and subject to qualitative adjustment at regulators discretion. We rely on a variety of funding sources, including deposits that are subject to the FDIC’s rules on brokered deposits, which have been the subject of evolving rules and interpretations in recent years. The classifications of certain of our deposits as “brokered” or “core” has changed in the past and may change in the future. Any change in the classification of our deposits has and may have adverse effects on our business, including an increase in our bank subsidiary’s deposit insurance assessments. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source.
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
Although the current administration and banking regulators has signaled a desire to ease the regulatory burden on U.S banks, the regulatory and political environment has generally been challenging for U.S. financial institutions, which have been subject to increased regulatory scrutiny, including in the wake of the failures of several regional banks and other banking stresses in the first half of 2023. The general heightened scrutiny and expectations from regulators could lead to a more stringent regulatory posture by the regulators. Customers’ regulators have broad powers and discretion under their supervisory authority. A failure to comply with regulators’ expectations and requirements, even if inadvertent, or to resolve any identified deficiencies in a timely and sufficiently satisfactory manner to regulators, could result in increased regulatory oversight; material restrictions, including, among others, imposition of limitations on capital distributions or other business activities or operations; enforcement proceedings; penalties; and fines. As a result of these regulatory efforts and pressures, like many other financial institutions, from time to time, Customers is subject to public and non-public written agreements, cease and desist orders, consent orders, memoranda of understanding or other enforcement or supervisory actions by its regulators, which have and may in the future result in investigations and other inquiries, remediation requirements, civil litigation and substantial compliance, regulatory and other risks and costs. Responding to regulatory inquiries and proceedings and undertaking remediation efforts can be time consuming and costly and divert management attention from Customers’ other business activities. See “Other litigation and regulatory actions, including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.” below for further detail.

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
Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. We are regularly the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, operational burdens, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows, depending on, among other factors, the level of our earnings for that period and could have a material adverse effect on our business, financial condition or results of operations.
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

On December 2, 2024, a class action securities lawsuit has been filed against us in the United States District Court for the Eastern District of Pennsylvania that seeks to recover purported losses by shareholders allegedly occurring between March 1, 2024 and August 8, 2024. The lawsuit alleges that we were responsible for making materially false or misleading statements and/or failed to disclose certain matters concerning our business, operations, and prospects. The complaint alleges, among other things, that we did not properly disclose certain matters with regard to the departure of our former chief financial officer and matters relating to the Written Agreement and the Consent Order. On January 31, 2025, Chun Yao Chang filed the only application for appointment as lead plaintiff with The Rosen Law Firm, P.A. as counsel. On June 24, 2025, the court denied plaintiff’s motion for appointment as lead counsel, finding that plaintiff had not made the required prima facie showing that he will be an adequate class representative. On October 28, 2025, the plaintiff filed a notice to voluntarily dismiss his case without prejudice against all defendants.
In addition, on or about June 17, 2025, the Company’s Board of Directors received a letter demanding it to investigate and pursue causes of action, purportedly on behalf of the Company, against certain current and former directors and/or officers of the Company based on alleged deficiencies in the Company’s disclosures concerning anti-money laundering and bank secrecy compliance (the “Demand Letter”). In response to the Demand Letter, on July 23, 2025, the Board approved the formation of a Special Litigation Committee comprised entirely of independent directors to investigate the allegations raised.
The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.
The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. In October 2022, FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. In November 2023, FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods. Customers recorded $0.7 million and $3.7 million of FDIC special assessment in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively. In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extend assessment period was removed. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits by the FDIC. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or any special assessment is insufficient to cover a loss to the DIF, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including reducing our profitability or limiting our ability to pursue certain business opportunities.
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

We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We are required by regulatory agencies to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of debt. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. If we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.
We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.
Customers Bancorp and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying the minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making payments on certain capital instruments, paying executive bonuses or dividends, and repurchasing or redeeming capital securities.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. On August 5, 2024, we entered into the Written Agreement and Consent Order, which relate principally to aspects of compliance risk management, including risk management practices governing digital asset-related services; oversight by Customers Bancorp’s and the Bank’s boards of directors; compliance with anti-money laundering regulations under the Bank Secrecy Act; and compliance with OFAC regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
We are subject to U.S. federal income tax as well as income tax of various state and local taxing authorities. Generally, Customers is no longer subject to examination by federal, state, and local taxing authorities for years prior to the year ended December 31, 2022, with the exception of California, New York State, and New York City. Income tax laws and regulations are often complex and our judgments, interpretations or applications of such tax laws and regulations could be challenged by taxing authorities. Any such challenges that are not resolved in our favor could result in increased recognition of income tax expense in our consolidated financial statements as well as possible interest and penalties.
Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase Customers’ effective tax rates. These tax law changes may be retroactive to previous periods and as a result could negatively affect Customers’ current and future financial performance.
On July 4, 2025, the OBBBA was signed into law and made significant changes to the U.S. federal income tax code, including permanently extending many provisions of the Tax Act and introducing new temporary deductions and credits. Specific provisions of the OBBBA that may impact Customers include the restoration of 100% bonus depreciation and changes to research and development expensing rules. The provisions of the OBBBA do not have a material impact on Customers' effective tax rate.
Certain provisions of the OBBBA are temporary and subject to expiration or future modification. Further legislation could result in material changes to tax rates or tax deductions that could negatively affect Customers. We are unable to predict the likelihood or impact of any such future changes in tax law.

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
In September 2025, Customers sold 2,189,781 shares of common stock in an underwritten public offering at a price to the public of $68.50 per share. Actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and the issuance of any equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Actual issuances of our common stock could also significantly dilute the voting power of the common stock.
We have also made and will continue to make grants of shares of common stock to our directors and grants of restricted stock units and stock options with respect to shares of our common stock to certain team members. As such shares are issued upon vesting and as such options may be exercised and the underlying shares are or become freely tradeable, the value or voting power of our common stock may be adversely affected, and our ability to sell more equity or equity-related securities could also be adversely affected.
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
In December 2025, we issued $100,000,000 aggregate principal amount of 6.875% Fixed-to-Floating Rate Subordinated Notes due 2036, and we have other senior and subordinated debt currently outstanding. In the future, we may issue additional debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our common stock. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, cash flows and results of operations.
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
As of December 31, 2025, our directors and executive officers, as a group, owned a total of 2,753,108 shares of common stock and exercisable options to purchase up to an additional 625,123 shares of common stock, which potentially gives them, as a group, the ability to control approximately 9.88% of the outstanding common stock. As of that date, our directors and executive officers, as a group, held RSUs that are subject to various vesting conditions representing, in that aggregate, an additional 427,016 shares of common stock, which upon vesting increases their aggregate ownership of our common stock. In addition, a director of Customers Bank who is not a director or executive officer of Customers Bancorp owns an additional 1,000 shares of common stock, which if combined with the directors and executive officers of Customers Bancorp, potentially gives them, as a group, the ability to control approximately 9.88% of the outstanding common stock. We believe ownership of stock causes directors and officers to have the same interests as shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest, which may be contrary to the wishes of other shareholders. Shareholders will not necessarily be provided with an opportunity to evaluate the specific merits or risks of one or more potential investment, acquisition or disposition transactions. Any decision regarding a potential investment or acquisition transaction will be made by our board of directors. Except in limited circumstances as required by applicable law, consummation of an acquisition will not require the approval of holders of common stock. Accordingly, shareholders may not have an opportunity to evaluate and affect the board of directors’ decision regarding most potential investment or acquisition transactions and/or certain disposition transactions.
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

Risks Related to Our Senior Notes and Subordinated Notes
Our 2.875% Senior Notes, 6.875% Subordinated Notes, 6.125% Subordinated Notes and 5.375% Subordinated Notes contain limited covenants.
The terms of our 2.875% Senior Notes, which we refer to as the Senior Notes, and of our 6.125%, 5.375% and 6.875% Subordinated Notes, which we refer to collectively as the Subordinated Notes, generally do not prohibit us from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay our obligations on the Senior Notes and Subordinated Notes could be adversely affected. In addition, the terms of our Senior Notes and Subordinated Notes do not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, do not protect holders of those notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Senior Notes and Subordinated Notes also have limited protection in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction. We have notified holders of our 6.125% Subordinated Notes that they will be redeemed on March 26, 2026.
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
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and, as a result, the ability of a holder of the 2.875% Senior Notes, 5.375% Subordinated Notes and 6.875% Subordinated Notes, to benefit indirectly from such distribution, will be subject to the prior claims of preferred equity holders and creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, the 2.875% Senior Notes, 5.375% Subordinated Notes and 6.875% Subordinated Notes are effectively subordinated to all existing and future liabilities and any outstanding preferred equity of our subsidiaries.
We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the Senior Notes and Subordinated Notes.
Our ability to make payments on and to refinance our indebtedness, including the Senior Notes and Subordinated Notes, will depend on our financial and operating performance, including dividends payable to us from Customers Bank, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
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
The 5.375% Subordinated Notes and 6.875% Subordinated Notes will rank equal in right of payment with all of our secured and unsecured subordinated indebtedness and will rank junior in right of payment to all of our senior indebtedness, including the Senior Notes. As is the case with the Senior Notes, the 5.375% Subordinated Notes and 6.875% Subordinated Notes are effectively subordinated to all liabilities of our subsidiaries. Because the 5.375% Subordinated Notes and 6.875% Subordinated Notes are unsecured, they will be effectively subordinated to all of our future secured subordinated indebtedness to the extent of the value of the assets securing such indebtedness.

The Senior Notes and Subordinated Notes may not have an active trading market.
The Senior Notes and the 6.875% Subordinated Notes and 6.125% Subordinated Notes are not listed on any securities exchange, and there is no active trading market for these notes. Although the 5.375% Subordinated Notes are listed on the NYSE, there is no guarantee that a trading market will develop or be maintained. In addition to the other factors described below, the lack of a trading market for the Senior Notes and Subordinated Notes may adversely affect the holder’s ability to sell the notes and the prices at which the notes may be sold.
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
Although we made profit for the years 2011 through 2025, there can be no assurance that we will be able to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our earnings also may be reduced by increased expenses associated with increased assets, such as additional team member compensation expense, and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. If earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.
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

The Cybersecurity Risk Management and Strategy, Governance, and Incident Disclosure Program (the “Program”) at Customers encompasses six key areas that focus on technology governance and compliance, standards management and architecture, identity governance, application security, cybersecurity operations, and workforce training and preparedness. This training includes monthly phishing exercises and annual cybersecurity training required by all team members. The Information Security Department oversees Customers’ documented security and cybersecurity incident (“Incident”) response and business continuity functions employing annual table-top exercises to test Customers’ preparedness for any Incidents, ranging from pandemics to cybersecurity events. Incidents are classified by priority levels from Level 1 (low) to Level 5 (high). Incidents classified as Levels 4 and 5, which could lead to material or significant disruptions to Customers, are immediately reported to the Customers’ Directors’ Risk & Compliance Committee for appropriate disclosure in a Current Report on Form 8-K as required by SEC rules requiring public companies to promptly disclose material cybersecurity Incidents.
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
The Information Security Department for Customers reports to the Chief Information Officer and is overseen by the Customers’ Directors Risk & Compliance Committee. Our Program is led by the CISO. The Program has been designed to conform to the ISO 27001 standard, NIST Cyber Security Framework as well as the FFIEC guidelines for cybersecurity. We use these frameworks to help our organization ensure the confidentiality, integrity, and availability of technology and services for customers, team members, and partners. Our Program is ISO 27001 certified and is audited annually by an external accredited ISO 27001 certification body. Annually, Customers also achieves SOC2 Type 2 attestation.
Our Program takes a holistic approach to organizational security, focusing on protecting our core technologies and the operations and areas of business it supports. The Program manages numerous metrics and operates on a 24x7x365 basis to meet the growing needs of Customers and ensure the continued protection of its customers.
The Customers’ Board of Directors periodically reviews and determines Customers’ cyber risk tolerance level. The Statement of Cyber Risk Appetite is kept on record by Customer’s Enterprise Risk Management team. The Customers’ IT Risk Assessment and NIST Cyber Security Framework assessment are presented annually to the Customers’ Directors’ Risk & Compliance Committee and Board of Directors, identifying Customers’ cybersecurity risk posture, with recommendations for reduction as deemed appropriate by the Customers’ Directors’ Risk & Compliance Committee and Board of Directors. The FFIEC Cybersecurity Assessment was phased out on August 31, 2025, with Customers introducing an annual NIST Cyber Security Framework 2.0 assessment in its place.
The Customers’ Directors’ Risk & Compliance Committee receives a quarterly Cybersecurity Risk Indicators report from the CISO, which provides information on cyber risk, vulnerabilities, disaster recovery testing, team member security awareness training, and Third-Party cybersecurity risk. An annual report titled, “The State of Security” is compiled and shared with the Customers’ Directors’ Risk & Compliance Committee summarizing the previous year’s activities and offering a comprehensive view of trends and the risks they pose. Customers’ security policies are reviewed and ratified annually by the Board of Directors, who oversee executive-level enforcement and compliance. Customers also engages several global external advisors to ensure the appropriate security posture, adherence to established controls, proper risk assessment, and efficient operation of its cybersecurity discipline. The Customers’ Board of Directors includes a vetted board member with expertise in information security across various domains.
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
As of February 24, 2026, there were approximately 264 registered shareholders of Customers Bancorp’s common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The ability to pay dividends and the amounts that can be paid will be limited to the extent the Bank’s capital ratios do not exceed the minimum required levels plus 250 basis points. Refer to “Item 1, Business - Federal Banking Laws” for more information relating to restrictions on the Bank’s ability to pay dividends to the Bancorp and the Bancorp’s payment of dividends.
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
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.

On December 15, 2025, Customers redeemed all of the outstanding shares of Series F Preferred Stock for an aggregate payment of $85 million, at a redemption price of $25.00 per share. The shares of Series F Preferred Stock redeemed during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
October 1 - October 31, 2025	—	$—	—	—
November 1 - November 30, 2025	—	—	—	—
December 1 - December 31, 2025	3,400,000	25.00	3,400,000	—
Total	3,400,000	$25.00	3,400,000	—
Common Stock Performance Graph
The following graph compares the performance of our common stock over the period from December 31, 2020 to December 31, 2025, to that of the total return index for the SNL Mid-Atlantic U.S. Bank Index, SNL U.S. Bank NASDAQ Index, SNL U.S. Bank NYSE Index, and SNL Mid Cap U.S. Bank index, assuming an investment of $100 on December 31, 2020 for the SNL indices when calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. Customers Bancorp obtained the information contained in the performance graph from SNL Financial.
The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended:
Total Return Performance
Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis should be read in conjunction with “Business - Summary” and the Bancorp’s consolidated financial statements and related notes for the year ended December 31, 2025. For the comparison of the years ended December 31, 2024 and 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.
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
There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loans and leases against its operating earnings. Customers has included a detailed discussion of this process in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements, as well as several tables describing its ACL in “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements.
Impact of Macroeconomic and Banking Industry Uncertainties, Tariffs, and Military Conflicts
At its December 2025 meeting, the Federal Reserve enacted a 25 basis point reduction in the federal funds rate, and held the rate unchanged at its January 2026 meeting. Although inflation remains slightly elevated and above the Federal Reserve’s stated 2% target and is not anticipated to fall below that threshold until 2028, it cited the weakening labor market as the key consideration for adopting a less restrictive monetary position. The Federal Reserve has stated that they would assess incoming data, the evolving outlook and the balance of risks in further lowering the federal funds rate. Significant uncertainties exist as to the extent and timing of future rate cuts and their effects on the economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets, and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As the interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $6.2 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $4.4 billion as of December 31, 2025. The Bank’s estimated FDIC insured deposits represented approximately 59% of our deposits (inclusive of accrued interest) as of December 31, 2025. When including collateralized and affiliate deposits as FDIC insured, this number increased to 68% of our deposits as of December 31, 2025. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results in 2026 is highly uncertain.
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
Allowance for Credit Losses
Customers’ ACL at December 31, 2025 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of December 31, 2025 as compared to December 31, 2024 resulted primarily from higher loan balances held for investment. The provision for credit losses on loans and leases for the year ended December 31, 2025 was $77.3 million, for an ending ACL balance of $164.7 million ($155.7 million for loans and leases and $9.0 million for unfunded lending-related commitments) as of December 31, 2025.

To determine the ACL as of December 31, 2025, Customers utilized Moody’s December 2025 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2025 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2024; the Federal Reserve Board lowering interest rates in December 2025 and three more times, a quarter point each time as prompted by a soft economy and a struggling job market, in early 2026, and gradually bringing the policy rate to its neutral level by 2028, policymakers anticipating that the recent acceleration in inflation will prove temporary, as it is largely due to a one-time price increase caused by the higher tariffs; the military conflict between Russia and Ukraine continuing but its fallout on energy, agriculture and other commodity markets is modest; a threat that the turmoil in Middle East disrupting global energy and financial markets has abated somewhat; the CPI rising 3.2% in 2026 and 2.6% in 2027; and the unemployment rate rising to 4.7% in 2026 and 2027. Customers continues to monitor the impact of the military conflicts between Russia and Ukraine and in the Middle East, high tariffs, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected recovery is worse than expected, further meaningful provisions for credit losses could be required.
The net increase in our estimated ACL as of December 31, 2025 as compared to December 31, 2024 resulted primarily from higher loan balances held for investment. The provision for credit losses on loans and leases for the year ended December 31, 2024 was $69.8 million, for an ending ACL balance of $141.7 million ($136.8 million for loans and leases and $4.9 million for unfunded lending-related commitments) as of December 31, 2024. To determine the ACL as of December 31, 2024, Customers utilized Moody’s December 2024 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2024 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2023; the Federal Reserve Board lowering interest rates twice in 2025 and gradually reducing the policy rate to its neutral level by late 2026, as slower progress in reducing inflation and additional inflationary pressures from the new administration’s fiscal, tariff and immigration plans suggest a slower pace of normalization than previously expected; failures of several regional banks in the first half of 2023 and recent issues around other banks are not symptomatic of a broader problem in the U.S. financial system and policymakers’ aggressive response will ensure that the failures do not weaken the financial system or further undermine economic growth; the military conflict between Russia and Ukraine continuing for the foreseeable future but its impact on energy, agriculture and other commodity markets and the global economy has largely faded; the war in Israel not spreading to other parts of the Middle East and disrupting global energy markets and global shipping; the CPI rising 2.3% in 2025 and 2.8% in 2026; and the unemployment rate rising to 4.1% in 2025 and 2026.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modelling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the impacts of the current administration’s tariffs and deportations on the economy being significantly worse than expected; effective tariff rate rising to about 19%, more than the 12% in the baseline scenario, and remaining there through the end of 2028; military conflict between Russia and Ukraine persisting longer than expected; the military conflict in Israel widening; the combination of tariffs, rising inflation, deportations, political tensions, still-elevated interest rates, and reduced credit availability causes the economy to fall into recession in the first quarter of 2026; unemployment beginning to increase significantly in the first quarter of 2026 and peaking in the first quarter of 2027. Under this scenario, as an example, the unemployment rate is estimated at 7.4% and 8.1% in 2026 and 2027, respectively. These numbers represent a 2.7% and 3.4% higher unemployment estimate than the Baseline scenario projection of 4.7% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $101 million at December 31, 2025. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.

There is no certainty that Customers’ ACL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast. Additionally, events adversely affecting specific customers, industries, or Customers’ markets, such as geopolitical instability, or risks of rising inflation including a near-term recession could severely impact our current expectations. If the credit quality of Customers’ customer base materially deteriorates or the risk profile of a market, industry, or group of customers changes materially, Customers’ net income and capital could be materially adversely affected which, in turn could have a material adverse effect on Customers’ financial condition and results of operations. The extent to which the geopolitical instability, higher tariffs and risks of rising inflation have and will continue to negatively impact Customers’ businesses, financial condition, liquidity and results will depend on future developments, which are highly uncertain and cannot be forecasted with precision at this time.
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
The following table sets forth the condensed statements of income for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income	$750,489	$654,404	$96,085	14.7%
Provision for credit losses	97,958	73,451	24,507	33.4%
Total non-interest income	67,823	60,434	7,389	12.2%
Total non-interest expense	431,923	417,014	14,909	3.6%
Income before income tax expense	288,431	224,373	64,058	28.5%
Income tax expense	64,343	42,904	21,439	50.0%
Net income	224,088	181,469	42,619	23.5%
Preferred stock dividends	10,198	15,040	(4,842)	(32.2)%
Loss on redemption of preferred stock	4,707	—	4,707	NM
Net income available to common shareholders	$209,183	$166,429	$42,754	25.7%

Customers reported net income available to common shareholders of $209.2 million for the year ended December 31, 2025, compared to $166.4 million for the year ended December 31, 2024. Factors contributing to the change in net income available to common shareholders for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:
Net interest income
Net interest income increased $96.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances and purchase discount accretion on commercial and industrial loans, partially offset by a decrease in interest income from investment securities and interest-earning deposits. The average interest-earning assets increased by $1.7 billion for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in interest-earning assets was primarily driven by increases in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities. NIM increased by 17 basis points to 3.32% for the year ended December 31, 2025, from 3.15% for the year ended December 31, 2024. The lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits and higher purchase discount accretion on commercial and industrial loans, partially offset by decreases in market interest rates in specialized lending and interest-earning deposits, contributed to the NIM increase for the year ended December 31, 2025 compared to the year ended December 31, 2024. The favorable shift in deposit mix and lower market interest rates on deposits drove a 55 basis point decrease in the cost of interest-bearing liabilities for the year ended December 31, 2025 compared to the year ended December 31, 2024. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits, was 2.74% and 3.34% for the years ended December 31, 2025 and 2024, respectively. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 2.88% and 3.46% for the years ended December 31, 2025 and 2024, respectively.

Provision for credit losses
The $24.5 million increase in the provision for credit losses included $7.5 million increase in provision for credit losses on loans and leases for the year ended December 31, 2025 compared to the year ended December 31, 2024, which resulted primarily from higher loan balances held for investment. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment, represented 1.03% of total loans and leases receivable at December 31, 2025, compared to 1.04% at December 31, 2024. Net charge-offs for the year ended December 31, 2025 were $59.4 million, or 38 basis points of average total loans and leases, compared to $68.3 million, or 50 basis points of average total loans and leases for the year ended December 31, 2024. The decrease in net charge-offs was primarily due to decreases in consumer installment loans and commercial and industrial loans, partially offset by higher charge-offs for multifamily loans and non-owner occupied commercial real estate loans.
The provision for credit losses for the years ended December 31, 2025 and 2024 also included a provision for credit losses of $20.7 million and $3.6 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
Non-interest income
The $7.4 million increase in non-interest income for the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted primarily from decreases of $25.4 million in net loss on sale of investment securities and $15.6 million in net loss on sale of loans and leases, which included a loss of $14.9 million on leases of commercial clean vehicles that were accounted for as sales-type leases and a loss of $0.3 million, inclusive of transaction costs, on sales of consumer installment loans to two third-party sponsored VIEs during the year ended December 31, 2024, and increases of $11.9 million in other non-interest income, $8.0 million in loans fees, $6.8 million in commercial lease income and $1.8 million in bank-owned life insurance income. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the year ended December 31, 2024. These increases were offset in part by $51.3 million of impairment loss on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin for the year ended December 31, 2025 and $11.4 million of unrealized gain on an equity method investment purchased at a discount for the year ended December 31, 2024. Refer to “NOTE 8 – LEASES” to Customers’ audited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 6 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sales of consumer installment loans to third-party sponsored VIEs.
Non-interest expense
The $14.9 million increase in non-interest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from increases of $15.4 million in professional services, $13.2 million in salaries and employee benefits, $5.8 million in commercial lease depreciation, $3.8 million in occupancy and $1.0 million in loan servicing. These increases were offset in part by decreases of $21.7 million in technology, communication and bank operations, $2.1 million in advertising and promotion and $0.5 million in FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Included in the $21.7 million decrease in technology, communication and bank operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 was $7.1 million of deposit servicing-related fees related to periods prior to 2024 that were recorded in the year ended December 31, 2024. Included in the $0.5 million decrease in FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2025 compared to the year ended December 31, 2024 was $4.2 million in FDIC premiums related to periods prior to 2024 and a credit of $3.0 million for Pennsylvania bank shares taxes related to periods prior to 2024 that were recorded in the year ended December 31, 2024.
Income tax expense
Customers’ effective tax rate was 22.3% for the year ended December 31, 2025 compared to 19.1% for the year the ended December 31, 2024. The increase in the effective tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to a decrease in tax credits, including $14.9 million of investment tax credits generated from commercial clean vehicles in 2024, net of a $5.7 million benefit on the utilization of purchased transferable production tax credits in 2025, partially offset by a lower increase of unrecognized tax benefits in 2025 as compared to 2024. The investment tax credits from commercial clean vehicle leases in 2024 were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the year ended December 31, 2024.

Preferred stock dividends and loss on redemption of preferred stock
Preferred stock dividends were $10.2 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock and Series F Preferred Stock of $4.7 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2024. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025 and 2024. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended December 31,						For the Years Ended December 31,
	2025			2024			2025 vs. 2024
(dollars in thousands)	Average balance	Interest income or expense	Average yield or cost	Average balance	Interest income or expense	Average yield or cost	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,065,804	$177,387	4.36%	$3,597,260	$190,842	5.31%	$(36,582)	$23,127	$(13,455)
Investment securities (1)	2,942,386	139,790	4.75%	3,650,320	180,291	4.94%	(6,703)	(33,798)	(40,501)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	7,092,259	524,009	7.39%	5,637,189	483,052	8.57%	(72,510)	113,467	40,957
Other commercial and industrial loans (2)	1,499,021	117,590	7.84%	1,564,167	102,001	6.52%	19,975	(4,386)	15,589
Mortgage finance loans	1,443,183	69,417	4.81%	1,192,827	62,344	5.23%	(5,290)	12,363	7,073
Multifamily loans	2,336,288	102,866	4.40%	2,116,168	86,263	4.08%	7,137	9,466	16,603
Non-owner occupied commercial real estate loans	1,638,695	95,350	5.82%	1,412,201	83,484	5.91%	(1,293)	13,159	11,866
Residential mortgages	540,097	25,611	4.74%	526,133	24,046	4.57%	913	652	1,565
Installment loans	925,745	99,505	10.75%	1,104,470	106,340	9.63%	11,536	(18,371)	(6,835)
Total loans and leases (3)	15,475,288	1,034,348	6.68%	13,553,155	947,530	6.99%	(43,331)	130,149	86,818
Other interest-earning assets	138,851	8,062	5.81%	114,983	9,171	7.98%	(2,789)	1,680	(1,109)
Total interest-earning assets	22,622,329	1,359,587	6.01%	20,915,718	1,327,834	6.35%	(73,294)	105,047	31,753
Non-interest-earning assets	718,415			518,472
Total assets	$23,340,744			$21,434,190
Liabilities
Interest checking accounts	$5,040,107	187,421	3.72%	$5,660,890	248,400	4.39%	(35,483)	(25,496)	(60,979)
Money market deposit accounts	4,202,317	161,531	3.84%	3,559,362	159,598	4.48%	(24,587)	26,520	1,933
Other savings accounts	1,382,787	52,566	3.80%	1,595,357	73,947	4.64%	(12,316)	(9,065)	(21,381)
Certificates of deposit	2,967,454	137,615	4.64%	2,434,622	121,367	4.99%	(8,962)	25,210	16,248
Total interest-bearing deposits (4)	13,592,665	539,133	3.97%	13,250,231	603,312	4.55%	(79,270)	15,091	(64,179)
Borrowings	1,465,852	69,965	4.77%	1,414,583	70,118	4.96%	(2,692)	2,539	(153)
Total interest-bearing liabilities	15,058,517	609,098	4.04%	14,664,814	673,430	4.59%	(82,083)	17,751	(64,332)
Non-interest-bearing deposits (4)	6,069,665			4,807,647
Total deposits and borrowings	21,128,182		2.88%	19,472,461		3.46%
Other non-interest-bearing liabilities	244,480			217,172
Total liabilities	21,372,662			19,689,633
Shareholders’ equity	1,968,082			1,744,557
Total liabilities and shareholders’ equity	$23,340,744			$21,434,190
Net interest income		750,489			654,404		$8,789	$87,296	$96,085
Tax-equivalent adjustment		1,437			1,556
Net interest earnings		$751,926			$655,960
Interest spread			3.13%			2.89%
Net interest margin			3.32%			3.14%
Net interest margin tax equivalent (5)			3.32%			3.15%
(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.74% and 3.34% for the years ended December 31, 2025 and 2024, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 26% for both the years ended December 31, 2025 and 2024, presented to approximate interest income as a taxable asset.
Net interest income increased $96.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower interest expense on deposits and an increase in interest income from higher average loan balances and purchase discount accretion on commercial and industrial loans, partially offset by a decrease in interest income from investment securities and interest-earning deposits. The average interest-earning assets increased by $1.7 billion, primarily related to increases in specialized lending and interest-earning deposits, partially offset by a decrease in investment securities.

The NIM increased by 17 basis points to 3.32% for the year ended December 31, 2025, from 3.15% for the year ended December 31, 2024 resulting primarily from lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits and higher purchase discount accretion on commercial and industrial loans, partially offset by decreases in market interest rates in specialized lending and interest-earning deposits. The favorable shift in deposit mix and lower market interest rates on deposits drove a 55 basis point decrease in the cost of interest-bearing liabilities. Customers’ total cost of deposits, including interest-bearing and non-interest bearing deposits was 2.74% and 3.34% for the years ended December 31, 2025 and 2024, respectively. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.88% and 3.46% for the years ended December 31, 2025 and 2024, respectively.

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
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses on loans and leases of $77.3 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. Customers recorded a provision for credit losses of $4.1 million and $2.0 million for lending-related commitments for the years ended December 31, 2025 and 2024, respectively. The $7.5 million increase in the provision for credit losses for loans and leases for the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted primarily from an increase in loan balances held for investment.
Net charge-offs for the year ended December 31, 2025 were $59.4 million, or 38 basis points of average total loans and leases, compared to $68.3 million, or 50 basis points of average total loans and leases for the year ended December 31, 2024. The decrease in net charge-offs was primarily related to lower charge-offs for consumer installment loans and commercial and industrial loans, partially offset by higher charge-offs for multifamily loans and non-owner occupied commercial real estate loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the years ended December 31, 2025 and 2024 also included a provision for credit losses of $20.7 million and $3.6 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2025	2024
Commercial lease income	$47,446	$40,662	$6,784	16.7%
Loan fees	35,204	27,163	8,041	29.6%
Bank-owned life insurance	11,263	9,442	1,821	19.3%
Mortgage finance transactional fees	4,745	4,101	644	15.7%
Net gain (loss) on sale of loans and leases	(60)	(15,628)	15,568	(99.6)%
Net gain (loss) on sale of investment securities	(1,638)	(27,009)	25,371	(93.9)%
Impairment loss on debt securities	(51,319)	—	(51,319)	NM
Unrealized gain on equity method investments	—	11,430	(11,430)	(100.0)%
Other	22,182	10,273	11,909	115.9%
Total non-interest income	$67,823	$60,434	$7,389	12.2%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases generated by Customers’ commercial equipment financing group in which Customers is the lessor. The $6.8 million increase in commercial lease income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $8.0 million increase in loan fees for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from increases in fees earned on unused lines of credit and income on the settlement of certain stock warrants.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.8 million increase in bank-owned life insurance income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from increases in death benefits received from insurance carriers under the policies and increases in the cash surrender value of the policies.
Net gain (loss) on sale of loans and leases
The $15.6 million decrease in net loss on sale of loans and leases for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from $14.9 million of loss on leases of commercial clean vehicles that were accounted for as sales-type leases, a loss of $0.3 million, inclusive of transaction costs, on sales of $202.5 million in consumer installment loans that were classified as held for sale, inclusive of $53.0 million of installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs and $0.4 million in losses, inclusive of transaction costs, on sales of commercial and industrial loans and other consumer loans for the year ended December 31, 2024. The commercial clean vehicle leases generated the same amount of investment tax credits that were included as a benefit to income tax expense for the year ended December 31, 2024. Refer to “NOTE 8 – LEASES” to Customers’ audited consolidated financial statements for additional information on the sales-type leases of commercial clean vehicles. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 6 – LOANS HELD FOR SALE” to Customers’ audited consolidated financial statements for additional information on the sale of consumer installment loans to third-party sponsored VIEs. There can be no assurance that Customers will realize gains on the sale of loans and leases in 2026, given the significant uncertainty in the capital markets.

Net gain (loss) on sale of investment securities
The $25.4 million decrease in net loss on sale of investment securities for the year ended December 31, 2025 compared to the year ended December 31, 2024 reflects net losses realized from the sales of $594.2 million in AFS debt securities for the year ended December 31, 2025, compared to the sales of $624.9 million in AFS debt securities for the year ended December 31, 2024. In 2024, Customers executed investment securities portfolio repositioning to improve structural liquidity, reduce asset sensitivity and benefit margin. Customers invested the proceeds from the sale of lower yielding investment securities into higher yielding loans and investment securities. There can be no assurance that Customers will realize gains from sales of investment securities in 2026, given the significant uncertainty in the capital markets and fluctuations in our funding needs, which may impact Customers’ investment strategy.
Impairment loss on debt securities
The $51.3 million increase in impairment loss on debt securities for the December 31, 2025 compared to the December 31, 2024 primarily resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin during the year ended December 31, 2025.
Unrealized gain on equity method investments
The $11.4 million decrease in unrealized gain on the equity method investments for the year ended December 31, 2025 compared to the year ended December 31, 2024 reflects an unrealized gain from an equity method investment purchased at a discount during the year ended December 31, 2024.
Other non-interest income
The $11.9 million increase in other non-interest income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was acquired by a bank during 2025, and an increase of $5.5 million in deposit account fees.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		Change	% Change
(dollars in thousands)	2025	2024
Salaries and employee benefits	$188,989	$175,836	$13,153	7.5%
Technology, communication and bank operations	43,497	65,154	(21,657)	(33.2)%
Commercial lease depreciation	38,337	32,543	5,794	17.8%
Professional services	50,378	34,978	15,400	44.0%
Loan servicing	16,900	15,909	991	6.2%
Occupancy	15,624	11,789	3,835	32.5%
FDIC assessments, non-income taxes, and regulatory fees	41,184	41,684	(500)	(1.2)%
Advertising and promotion	2,437	4,489	(2,052)	(45.7)%
Other	34,577	34,632	(55)	(0.2)%
Total non-interest expense	$431,923	$417,014	$14,909	3.6%
Salaries and employee benefits
The $13.2 million increase in salaries and employee benefits for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from an increase in average full-time equivalent team members and annual merit increases.
Technology, communication and bank operations
The $21.7 million decrease in technology, communication and bank operations expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from decreases in deposit servicing-related expenses resulting from lower servicing fees and $4.4 million in fees for software including fees for software as a service.

Customers incurred $2.5 million and $19.6 million in deposit servicing fees to BM Technologies, the successor entity to BMT that was divested on January 4, 2021, under the deposit servicing agreement, as amended, included within the technology, communication and bank operations expense during the years ended December 31, 2025 and 2024, respectively. The remaining deposits serviced by BM Technologies in connection with the white label relationship were transferred to another sponsor bank in 2025. Customers had no deposits serviced by BM Technologies outstanding at December 31, 2025. The deposit servicing fees of $19.6 million incurred to BM Technologies for the year ended December 31, 2024 included $7.1 million for periods prior to 2024.
Commercial lease depreciation
The $5.8 million increase in commercial lease depreciation for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $15.4 million increase in professional services for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from increases in contractor services and consulting fees, including to enhance the Bank’s risk management infrastructure, and legal fees associated with a new banking team onboarding.
Loan servicing
The $1.0 million increase in loan servicing for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from the growth in consumer loan portfolios serviced by third parties.
Occupancy
The $3.8 million increase in occupancy for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher lease expense and depreciation and amortization associated with the Bank’s growth.
FDIC assessments, non-income taxes, and regulatory fees
The $0.5 million decrease in FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from a decrease in FDIC assessments, partially offset by an increase in Pennsylvania bank shares taxes. The FDIC assessments, non-income taxes and regulatory fees for the year ended December 31, 2024 included FDIC premiums of $4.2 million relating to periods prior to 2024 and a credit of $3.0 million for Pennsylvania bank shares taxes relating to periods prior to 2024.
Advertising and promotion
The $2.1 million decrease in advertising and promotion expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from lower spending on advertising agencies.
Other non-interest expenses
The $0.1 million decrease in other non-interest expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from a decrease in fees paid to a fintech company related to consumer installment loans, partially offset by increases in provision for credit losses on unfunded lending-related commitments and insurance expenses related to investments in tax credit structures with a corresponding benefit to income tax expense.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Income before income tax expense	$288,431	$224,373	$64,058	28.5%
Income tax expense	64,343	42,904	21,439	50.0%
Effective tax rate	22.3%	19.1%

The $21.4 million increase in income tax expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from higher pre-tax income and a decrease in tax credits, including $14.9 million of investment tax credits generated from commercial clean vehicles in 2024, net of a $5.7 million benefit on the utilization of purchased transferable energy-related tax credits in 2025, partially offset by a lower increase of unrecognized tax benefits in 2025 as compared to 2024. The investment tax credits from commercial clean vehicles in 2024 were the same amount as the loss on leases of commercial clean vehicles included within net gain (loss) on sale of loans and leases for the year ended December 31, 2024.
The increase in the effective tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from a decrease in tax credits in 2025, partially offset by a lower increase of unrecognized tax benefits in 2025 as compared to 2024. For the reconciliation of the effective tax rate and the statutory federal tax rate, refer to “NOTE 15 – INCOME TAXES” to Customers’ audited consolidated financial statements.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
Preferred stock dividends were $10.2 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E Preferred Stock and Series F Preferred Stock of $4.7 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the year ended December 31, 2024. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information.
On June 15, 2021, the Series E Preferred Stock became floating at three-month LIBOR plus 5.14%, compared to a fixed rate of 6.45%. On December 15, 2021, the Series F Preferred Stock became floating at three-month LIBOR plus 4.762%, compared to a fixed rate of 6.00%. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E Preferred Stock and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.
Financial Condition
General
Customers’ total assets were $24.9 billion at December 31, 2025. This represented an increase of $2.6 billion from total assets of $22.3 billion at December 31, 2024. The increase in total assets was primarily driven by increases of $1.9 billion in loans and leases receivable, $625.5 million in cash and cash equivalents, $291.9 million in loans receivable, mortgage finance, at fair value, $157.0 million in other assets and $102.1 million in loans receivable, installment, at fair value, partially offset by decreases of $262.8 million in investment securities held to maturity, $178.7 million in loans held for sale and $82.0 million in investment securities, at fair value.
Total liabilities were $22.8 billion at December 31, 2025. This represented an increase of $2.3 billion from $20.5 billion at December 31, 2024. The increase in total liabilities primarily resulted from increases of $1.9 billion in total deposits, $196.7 million in FHLB advances, $98.6 million in subordinated debt and $81.1 million in accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data as of December 31, 2025 and 2024:

	December 31,
(dollars in thousands)	2025	2024	Change	% Change
Cash and cash equivalents	$4,411,463	$3,785,931	$625,532	16.5%
Investment securities, at fair value	1,937,646	2,019,694	(82,048)	(4.1)%
Investment securities held to maturity	729,134	991,937	(262,803)	(26.5)%
Loans held for sale	26,102	204,794	(178,692)	(87.3)%
Loans and leases receivable	15,041,340	13,127,634	1,913,706	14.6%
Loans receivable, mortgage finance, at fair value	1,612,997	1,321,128	291,869	22.1%
Loans receivable, installment, at fair value	102,077	—	102,077	NM
Allowance for credit losses on loans and leases	(155,656)	(136,775)	(18,881)	13.8%
Bank-owned life insurance	305,503	297,641	7,862	2.6%
Other assets	638,419	481,395	157,024	32.6%
Total assets	24,895,868	22,308,241	2,587,627	11.6%
Total deposits	20,778,704	18,846,461	1,932,243	10.3%
FHLB advances	1,325,068	1,128,352	196,716	17.4%
Other borrowings	99,208	99,068	140	0.1%
Subordinated debt	281,147	182,509	98,638	54.0%
Accrued interest payable and other liabilities	296,224	215,168	81,056	37.7%
Total liabilities	22,780,351	20,471,558	2,308,793	11.3%
Total shareholders’ equity	2,115,517	1,836,683	278,834	15.2%
Total liabilities and shareholders’ equity	$24,895,868	$22,308,241	$2,587,627	11.6%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $62.1 million and $56.8 million at December 31, 2025 and 2024, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $4.3 billion and $3.7 billion at December 31, 2025 and 2024, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2024 primarily resulted from higher non-interest bearing demand deposits held by the Bank and the sale of investment securities.
Investment securities at fair value
The investment securities portfolio is an important source of interest income and liquidity. It consists primarily of mortgage-backed securities and collateralized mortgage obligations guaranteed by agencies of the United States government, asset-backed securities, private label collateralized mortgage obligations, corporate notes and certain equity securities. In addition to generating revenue, the investment portfolio is maintained to manage interest-rate risk, provide liquidity, serve as collateral for other borrowings, and diversify the credit risk of interest-earning assets. The portfolio is structured to optimize net interest income given the changes in the economic environment, liquidity position and balance sheet mix.
At December 31, 2025, investment securities at fair value totaled $1.9 billion compared to $2.0 billion at December 31, 2024. The decrease primarily resulted from the sales of $594.2 million and the maturities, calls and principal repayments totaling $405.6 million, partially offset by purchases of $940.8 million of the investment securities.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $20.7 million and $3.6 million on certain debt securities available for sale during the years ended December 31, 2025 and 2024, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ audited consolidated financial statements for additional information.

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

	December 31, 2025
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	8.00%	8.00%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.26	5.26
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	4.55	4.55
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	6.23	6.23
Corporate notes	7.21	5.76	5.11	5.96	—	6.03
Private label collateralized mortgage obligations	—	—	—	—	5.00	5.00
Weighted-average yield	7.21%	5.76%	5.11%	5.96%	5.45%	5.54%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At December 31, 2025, investment securities held to maturity totaled $729.1 million compared to $991.9 million at December 31, 2024. The decrease primarily resulted from the maturities, calls and principal repayments totaling $295.8 million, partially offset by purchases of $27.8 million of investment securities.
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

	December 31, 2025
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.03%	5.03%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.87	1.87
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.99	2.99
Private label collateralized mortgage obligations	—	—	—	2.55	2.55
Weighted-average yield	—%	—%	—%	3.31%	3.31%

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
LOANS AND LEASES
The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch, branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. The Bank serves commercial businesses, through community, SBA, and private client groups. The Bank also serves corporate businesses nationwide, including healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance and commercial equipment financing, as well as commercial real estate companies in the Bank’s geographic markets and provides payments and treasury services. The Bank serves consumers through its branch network, provides residential mortgages, and personal loan and deposit products including through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products, such as the portfolio of specialized lending loans and leases and mortgage finance loans. The loan portfolio consists primarily of commercial and industrial loans, loans to support mortgage companies’ funding needs, multifamily and commercial real estate loans.
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
As of December 31, 2025, Customers had $15.4 billion in commercial loans outstanding, totaling approximately 91.5% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $13.2 billion, comprising approximately 90.1% of its total loan and lease portfolio at December 31, 2024.
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
Customers’ specialized lending includes commercial equipment finance, healthcare lending, real estate specialty finance, fund finance, technology and venture capital banking, a financial institutions group and municipal finance. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
In 2023, Customers acquired a venture banking loan portfolio. Customers has also recruited team members that originated these loans to service the industries and companies where growth needs are typically provided by venture capital. The team gives clients access to the capital to grow from innovation to maturity and leverage a customized tech platform to support their growth. The team has long-standing relationships with these clients offering them premier end-to-end financial services meeting their needs. The addition of these team members created venture banking client coverage in Austin, the Bay Area, Boston, Southern California, Chicago, Denver, Raleigh/Durham, and Washington, D.C. The technology and life sciences portfolio was combined with Customers’ existing technology and venture capital banking vertical. The portfolio of capital call loans to venture capital firms was combined with Customers’ existing capital call lines vertical within fund finance.

Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of December 31, 2025 and 2024, mortgage finance loans totaled $1.6 billion and $1.3 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. As of December 31, 2025 and 2024, Customers had $813.7 million and $675.4 million, respectively, of equipment finance loans outstanding. As of December 31, 2025 and 2024, Customers had $306.5 million and $262.7 million, respectively, of equipment finance leases outstanding. As of December 31, 2025 and 2024, Customers had $303.4 million and $214.9 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $105.7 million and $95.1 million, respectively.
Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.5 billion outstanding, comprising approximately 14.8% of the total loan and lease portfolio at December 31, 2025, compared to $2.3 billion, or approximately 15.4% of the total loan and lease portfolio, at December 31, 2024.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. At December 31, 2025, Customers had $1.4 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 8.5% of the total loan and lease portfolio, compared to $1.4 billion, or 9.9% of the total loan and lease portfolio, at December 31, 2024.
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Purchases (1)
Specialized lending	$—	$—	$631,252
Other commercial and industrial	55,543	9,019	22,073
Commercial real estate owner occupied	—	—	2,867
Construction	10,080	—	—
Residential real estate	—	—	4,238
Personal installment (2)	347,234	189,374	—
Other installment (2)	—	—	96,758
Total	$412,857	$198,393	$757,188
Sales (3)
Specialized lending (4)	$—	$—	$287,185
Other commercial and industrial (5)	3,846	23,708	54,083
Multifamily	8,000	—	—
Commercial real estate owner occupied (5)	—	—	24,522
Commercial real estate non-owner occupied	—	—	16,000
Personal installment	281	53,598	—
Other installment	552	—	154,042
Total	$12,679	$77,306	$535,832
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 92.9%, 97.5% and 87.9% of the loans’ unpaid principal balance for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Installment loan purchases for the years ended December 31, 2025, 2024 and 2023 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.

(3)For the years ended December 31, 2025, 2024 and 2023, net gain (loss) on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statements of income was insignificant.
(4)Includes a loss of $5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans for the year ended December 31, 2023.
Loans Held for Sale
The composition of loans held for sale as of December 31, 2025 and 2024 was as follows:

	December 31,
(amounts in thousands)	2025	2024
Residential mortgage loans, at fair value	$1,851	$1,836
Personal installment loans, at lower of cost or fair value	23,357	40,903
Other installment loans, at fair value	894	162,055
Total loans held for sale	$26,102	$204,794
At December 31, 2025, loans held for sale totaled $26.1 million, or 0.2% of the total loan and lease portfolio, and $204.8 million, or 1.4% of the total loan and lease portfolio, at December 31, 2024.
Refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ audited consolidated financial statements for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the year ended December 31, 2025.
During the year ended December 31, 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of $53.0 million of installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ audited consolidated financial statements for additional information.
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

	December 31,
(amounts in thousands)	2025	2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,090,087	$5,842,420
Other commercial and industrial	1,121,087	1,182,350
Multifamily	2,490,336	2,252,246
Commercial real estate owner occupied	1,135,119	1,100,944
Commercial real estate non-owner occupied	1,738,821	1,359,130
Construction	162,966	147,209
Total commercial loans and leases receivable	13,738,416	11,884,299
Consumer:
Residential real estate	497,567	496,559
Manufactured housing	27,452	33,123
Installment:
Personal	581,340	463,854
Other	196,565	249,799
Total consumer loans receivable	1,302,924	1,243,335
Loans and leases receivable	15,041,340	13,127,634
Loans receivable, mortgage finance, at fair value	1,612,997	1,321,128
Loans receivable, installment, at fair value	102,077	—
Allowance for credit losses on loans and leases	(155,656)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$16,600,758	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $306.5 million and $262.7 million at December 31, 2025 and 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(30.3) million and $(20.8) million at December 31, 2025 and 2024, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value), net of the ACL, increased by $1.9 billion to $14.9 billion at December 31, 2025, from $13.0 billion at December 31, 2024. The increase in loans and leases receivable, net of the ACL, was primarily attributable to higher balances in specialized lending, multifamily, owner-occupied and non-owner occupied commercial real estate loans, partially offset by $18.9 million increase in ACL, as further described below, from December 31, 2024. The overall loans and leases receivable fluctuations were the result of Customers selectively pursuing disciplined loan growth by focusing on holistic and strategic banking relationships that create franchise value.

The following table presents Customers’ loans receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value) as of December 31, 2025 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,669,339	$5,045,533	$1,417,411	$78,891	$8,211,174
Multifamily	30,535	486,437	1,973,364	—	2,490,336
Commercial real estate owner occupied	143,439	603,885	280,086	107,709	1,135,119
Commercial real estate non-owner occupied	502,471	1,042,933	193,417	—	1,738,821
Construction	49,156	56,350	57,460	—	162,966
Total commercial loans	$2,394,940	$7,235,138	$3,921,738	$186,600	$13,738,416

Consumer loans:
Residential real estate	$800	$697	$9,301	$486,769	$497,567
Manufactured housing	281	3,065	20,484	3,622	27,452
Installment	37,363	490,504	188,489	61,549	777,905
Total consumer loans	$38,444	$494,266	$218,274	$551,940	$1,302,924

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates, excluding the effect of interest rate swaps designated as cash flow hedges of certain commercial and industrial loans, as of December 31, 2025:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,266,967	$5,274,868	$6,541,835
Multifamily	276,258	2,183,543	2,459,801
Commercial real estate owner occupied	90,929	900,751	991,680
Commercial real estate non-owner occupied	778,528	457,822	1,236,350
Construction	—	113,810	113,810
Total commercial loans	$2,412,682	$8,930,794	$11,343,476

Consumer loans:
Residential real estate	$417,306	$79,461	$496,767
Manufactured housing	27,171	—	27,171
Installment	740,538	4	740,542
Total consumer loans	$1,185,015	$79,465	$1,264,480

Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At December 31, 2025, all of Customers’ mortgage finance loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.6 billion and $1.3 billion at December 31, 2025 and 2024, respectively.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the year ended December 31, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the year ended December 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At December 31, 2025, Customers had $2.1 million of consumer installment loans, at fair value, on non-accrual status.
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
The provision for credit losses on loans and leases was $77.3 million and $69.8 million for the years ended December 31, 2025 and 2024, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $155.7 million, or 1.03% of loans and leases receivable at December 31, 2025, and $136.8 million, or 1.04% of loans and leases receivable at December 31, 2024.
The increase in the ACL from December 31, 2024 resulted primarily from an increase in loan balances held for investment. Net charge-offs were $59.4 million for the year ended December 31, 2025, a decrease of $9.0 million compared to $68.3 million for the year ended December 31, 2024. The decrease in net charge-offs was primarily due to decreases in charge-offs for consumer installment loans and commercial and industrial loans, partially offset by higher charge-offs for multifamily loans and non-owner occupied commercial real estate loans. Installment charge-offs were attributable to unsecured consumer loans originated and purchased through arrangements with fintech partners. Refer to the table of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The table below presents changes in Customers’ ACL for the periods indicated:

(dollars in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs (4)	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries (4)	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs (4)	(23,735)	(4,073)	(365)	(145)	—	(38)	—	(56,109)	(84,465)
Recoveries (4)	5,689	—	—	—	10	79	—	10,352	16,130
Provision (benefit) for credit losses on loans and leases	23,922	6,241	1,238	691	(242)	(659)	(410)	39,018	69,799
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (5)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs (4)	(14,732)	(8,446)	(1,186)	(3,073)	—	(56)	—	(44,803)	(72,296)
Recoveries (4)	3,830	—	464	225	6	19	—	8,373	12,917
Provision (benefit) for credit losses on loans and leases	18,206	9,268	398	4,371	969	568	(438)	43,918	77,260
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656

Net Charge-offs to Average Loans and Leases
2023	(0.12)%	(0.17)%	0.00%	(0.34)%	0.06%	(0.01)%	—%	(4.65)%	(0.53)%
2024	(0.28)%	(0.19)%	(0.04)%	(0.01)%	0.01%	0.01%	—%	(5.90)%	(0.56)%
2025	(0.14)%	(0.36)%	(0.07)%	(0.19)%	0.00%	(0.01)%	—%	(4.19)%	(0.42)%
(1)    Includes specialized lending.
(2)    PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.
(3)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a venture banking loan portfolio (included within specialized lending) on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
(4)    Charge-offs and recoveries on PCD loans that are accounted for in pools are recognized on a net basis when the pool matures.
(5)    Represents $1 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the year ended December 31, 2025.

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
The following table shows the ACL by various portfolios as of December 31, 2025 and 2024:

	December 31,
	2025		2024
(dollars in thousands)	ACL	Percent of loans in each category to loans and leases receivable	ACL	Percent of loans in each category to loans and leases receivable
Commercial and industrial, including specialized lending (1)	$37,683	54.6%	$29,379	53.5%
Multifamily	19,333	16.6%	18,511	17.2%
Commercial real estate owner occupied	10,431	7.4%	10,755	8.4%
Commercial real estate non-owner occupied	18,928	11.6%	17,405	10.3%
Construction	2,225	1.1%	1,250	1.1%
Total commercial loans and leases	88,600	91.3%	77,300	90.5%

Residential real estate	6,499	3.3%	5,968	3.8%
Manufactured housing	3,391	0.2%	3,829	0.3%
Installment	57,166	5.2%	49,678	5.4%
Total consumer loans	67,056	8.7%	59,475	9.5%
Loans and leases receivable	$155,656	100.0%	$136,775	100.0%
(1)    Includes PPP loans.

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at December 31, 2025

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (2) (a)+(b)	NPL to Loan and Lease Type (%)	NPA (2) to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$8,211,174	$8,175,927	$11,702	$3,755	$19,790	$12,262	$32,052	0.24%	0.39%
Multifamily	2,490,336	2,470,738	17,506	—	2,092	—	2,092	0.08%	0.08%
Commercial real estate owner occupied	1,135,119	1,127,961	3,282	—	3,876	—	3,876	0.34%	0.34%
Commercial real estate non-owner occupied	1,738,821	1,738,588	65	—	168	—	168	0.01%	0.01%
Construction	162,966	162,966	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	13,738,416	13,676,180	32,555	3,755	25,926	12,262	38,188	0.19%	0.28%
Residential	497,567	474,629	13,267	—	9,671	170	9,841	1.94%	1.98%
Manufactured housing	27,452	25,248	738	274	1,192	40	1,232	4.34%	4.48%
Installment	777,905	761,159	12,263	—	4,483	—	4,483	0.58%	0.58%
Total consumer loans receivable	1,302,924	1,261,036	26,268	274	15,346	210	15,556	1.18%	1.19%
Loans and leases receivable	15,041,340	14,937,216	58,823	4,029	41,272	12,472	53,744	0.27%	0.36%
Loans receivable, mortgage finance, at fair value	1,612,997	1,612,997	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	102,077	97,389	2,551	—	2,137	—	2,137	2.09%	2.09%
Total loans held for sale	26,102	25,116	707	—	279	—	279	1.07%	1.07%
Total portfolio	$16,782,516	$16,672,718	$62,081	$4,029	$43,688	$12,472	$56,160	0.26%	0.33%
Asset Quality at December 31, 2025 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual/NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending (1)	$8,211,174	$19,790	$37,683	0.46%	190.41%
Multifamily	2,490,336	2,092	19,333	0.78%	924.14%
Commercial real estate owner occupied	1,135,119	3,876	10,431	0.92%	269.12%
Commercial real estate non-owner occupied	1,738,821	168	18,928	1.09%	11266.67%
Construction	162,966	—	2,225	1.37%	—%
Total commercial loans and leases receivable	13,738,416	25,926	88,600	0.64%	341.74%
Residential	497,567	9,671	6,499	1.31%	67.20%
Manufactured housing	27,452	1,192	3,391	12.35%	284.48%
Installment	777,905	4,483	57,166	7.35%	1,275.17%
Total consumer loans receivable	1,302,924	15,346	67,056	5.15%	436.96%
Loans and leases receivable	15,041,340	41,272	155,656	1.03%	377.15%
Loans receivable, mortgage finance, at fair value	1,612,997	—	—	—%	—%
Loans receivable, installment, at fair value	102,077	2,137	—	—%	—%
Total loans held for sale	26,102	279	—	—%	—%
Total portfolio	$16,782,516	$43,688	$155,656	0.93%	356.29%
(1)Includes PPP loans within commercial and industrial, including specialized lending, and classified as current. Claims for guarantee payments are submitted to the SBA for eligible PPP loans more than 60 days past due.
(2)Excludes non-performing investment securities, at fair value of $16.2 million with ACL of $18.8 million at December 31, 2025.

The total loan and lease portfolio was $16.8 billion at December 31, 2025 compared to $14.7 billion at December 31, 2024 and $43.7 million, or 0.26% of loans and leases, were non-performing at December 31, 2025 compared to $43.3 million, or 0.30% of loans and leases, at December 31, 2024. The total loan and lease portfolio was supported by an ACL of $155.7 million (356.29% of NPLs and 0.93% of total loans and leases) and $136.8 million (316.06% of NPLs and 0.93% of total loans and leases), at December 31, 2025 and 2024, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

	December 31,
(amounts in thousands)	2025	2024
Loans 90+ days delinquent still accruing	$4,029	$17,084

Non-accrual loans	$43,688	$43,275
OREO and repossessed assets	12,472	—
Investment securities, at fair value	16,184	12,532
Total non-performing assets	$72,344	$55,807

	December 31,
	2025	2024
Non-accrual loans to loans and leases receivable (1)	0.27%	0.31%
Non-accrual loans to total loans and leases portfolio	0.26%	0.30%
Non-performing assets to total assets (2)	0.29%	0.25%
Non-accrual loans and loans 90+ days delinquent to total assets	0.19%	0.27%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.03%	1.04%
Non-accrual loans	356.29%	316.06%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)    Includes non-performing investment securities, at fair value of $16.2 million with ACL of $18.8 million at December 31, 2025 and fair value of $12.5 million with ACL of $4.3 million at December 31, 2024, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at December 31, 2025 as compared to December 31, 2024. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at December 31, 2025 as compared to December 31, 2024.
The table below sets forth loans held for investment that were non-performing at December 31, 2025 and 2024:

	December 31,
(amounts in thousands)	2025	2024
Commercial and industrial, including specialized lending	$19,790	$4,041
Multifamily	2,092	11,834
Commercial real estate owner occupied	3,876	8,090
Commercial real estate non-owner occupied	168	354
Residential real estate	9,671	8,714
Manufactured housing	1,192	1,852
Installment	4,483	5,613
Total non-performing loans held for investment	$41,272	$40,498
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
Customers assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan and lease and Customers’ financial position. At December 31, 2025 and 2024, special mention loans and leases were $216.5 million and $175.1 million, respectively, and are considered performing loans and are therefore not included in the tables above.
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

The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024, disaggregated by class of financing receivable and type of modification granted:

	For the Year Ended December 31, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$10,271	$3,081	$—	$—	$13,352	0.16%
Personal installment	3,630	1,723	1,441	713	7,507	1.29%
Total	$13,901	$4,804	$1,441	$713	$20,859

	For the Year Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,999	$9,114	$—	$—	$11,113	0.16%
Multifamily	—	10,694	—	—	10,694	0.47%
Residential real estate	—	51	—	303	354	0.07%
Manufactured housing	100	—	—	217	317	0.96%
Personal installment	4,937	171	73	—	5,181	1.12%
Total	$7,036	$20,030	$73	$520	$27,659
As of December 31, 2025, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2025.
The loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or non-accrual.
ACCRUED INTEREST RECEIVABLE
At December 31, 2025, accrued interest receivable totaled $103.6 million compared to $108.4 million at December 31, 2024. The decrease primarily resulted from a decrease in interest rates.
BANK PREMISES AND EQUIPMENT AND OTHER ASSETS
At December 31, 2025, bank premises and equipment, net of accumulated depreciation and amortization, totaled $16.7 million compared to $6.7 million at December 31, 2024. The increase primarily resulted from the Bank’s growth.
At December 31, 2025, Customers Bank’s restricted stock holdings totaled $110.4 million compared to $96.2 million at December 31, 2024. These holdings consist of stock of the FRB, the FHLB and Atlantic Community Bankers Bank and are required as part of our relationship with these banks.
At December 31, 2025, the cash surrender value of BOLI totaled $305.5 million compared to $297.6 million at December 31, 2024. Presented within BOLI on the consolidated balance sheets is the cash surrender value of the annuities funding the SERPs of $12.1 million and $9.9 million at December 31, 2025 and 2024, respectively. For additional information on the SERPs, refer to “NOTE 13 – EMPLOYEE BENEFIT PLANS” to Customers’ audited consolidated financial statements.
At December 31, 2025, the OREO totaled $12.4 million compared to no such assets at December 31, 2024. The increase primarily resulted from a deed in lieu of a commercial and industrial loan in specialized lending.
At December 31, 2025 and 2024, other assets totaled $638.4 million and $481.4 million, respectively. Other assets consist primarily of operating leases through Customers’ commercial equipment financing group (net investment in operating leases of $303.4 million at December 31, 2025 compared to $214.9 million at December 31, 2024), mark-to-market adjustments and receivable related to interest-rate swaps, investments in affordable housing projects and other tax structures, limited partnerships and limited liability companies, ROU assets and prepaid expenses and taxes.

DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
In 2024, Customers onboarded ten experienced commercial and business banking teams in New York, California and Nevada to accelerate the Bank’s deposit growth potential. The new teams are enhancing the Bank’s presence in New York City, where it has successfully operated for over seven years; reinforcing its dedication to Los Angeles; adding representation in Orange County, California; and bringing client coverage to the communities of Reno and Las Vegas, Nevada. All onboarded bankers are highly respected in the commercial deposits space and augment existing expertise in private banking, treasury management, and commercial and industrial lending. In 2025, Customers onboarded seven new banking teams. These included geographic commercial and business banking teams in, or adjacent to, Customers existing markets as well as national teams including sports and entertainment, title solutions and municipal finance. They are enhancing the growth of the Bank’s low-cost, relationship-focused deposit portfolio, and their addition strengthens the Bank’s commitment to its single point of contact relationship-oriented service approach.
In November 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBIT, our instant blockchain-based digital payments platform. The deposits from customers who participated in CBIT and transitioned to cubiX are included in the deposit liability on the consolidated balance sheet.
The components of deposits were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2025	2024	Change	% Change
Demand, non-interest bearing	$6,303,748	$5,608,288	$695,460	12.4%
Demand, interest bearing	5,049,151	5,553,698	(504,547)	(9.1)%
Savings, including MMDA	6,129,837	4,976,270	1,153,567	23.2%
Non-time deposits	17,482,736	16,138,256	1,344,480	8.3%
Time deposits	3,295,968	2,708,205	587,763	21.7%
Total deposits	$20,778,704	$18,846,461	$1,932,243	10.3%
Total deposits were $20.8 billion at December 31, 2025, an increase of $1.9 billion, or 10.3%, from $18.8 billion at December 31, 2024. The increase in total deposits was primarily due to increases in savings, including MMDA, of $1.2 billion, or 23.2%, to $6.1 billion, non-interest bearing demand deposits of $695.5 million, or 12.4%, to $6.3 billion and time deposits of $587.8 million, or 21.7%, to $3.3 billion. These increases were offset in part by a decrease in interest bearing demand deposits of $504.5 million, or 9.1%, to $5.0 billion.
Total deposits at December 31, 2024 included $221.3 million of deposits serviced by BM Technologies under a deposit servicing agreement, as amended. The remaining deposits serviced by BM Technologies in connection with a white label relationship were transferred to another sponsor bank in 2025. Customers had no deposits serviced by BM Technologies outstanding at December 31, 2025.
At December 31, 2025 and 2024, the Bank had $1.8 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.5 billion, respectively, of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $8.6 billion and $7.3 billion at December 31, 2025 and 2024, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion and $803.1 million at December 31, 2025, and 2024, respectively. At December 31, 2025, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	December 31, 2025
3 months or less	$201,065
Over 3 through 6 months	393,778
Over 6 through 12 months	397,506
Over 12 months	159,120
Total	$1,151,469

Average deposit balances by type and the associated average rate paid are summarized below:

	For the Years Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,069,665	0.00%	$4,807,647	0.00%
Demand, interest-bearing	5,040,107	3.72%	5,660,890	4.39%
Savings, including MMDA	5,585,104	3.83%	5,154,719	4.53%
Time deposits	2,967,454	4.64%	2,434,622	4.99%
Total	$19,662,330	2.74%	$18,057,878	3.34%
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
Short-term debt
Short-term debt at December 31, 2025 and 2024 was as follows:

	December 31,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$100,000	4.61%
Total short-term debt	$—		$100,000
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at December 31, 2025 and 2024 were as follows:

	December 31,
	2025				2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,325,068	(2)	4.04%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,325,068				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $750.0 million with maturities ranging from March 2026 to March 2028, and variable rate long-term advances from FHLB of $570.0 million with maturities ranging from March 2027 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at December 31, 2025.
(2)    Includes $5.1 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2025 and 2024, respectively. Refer to “NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ audited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2025 and 2024 was as follows:

	December 31,
(dollars in thousands)	2025	2024
Total maximum borrowing capacity with the FHLB	$4,639,436	$3,562,171
Total maximum borrowing capacity with the FRB	4,742,290	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	11,200,653	9,722,736

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2025 and 2024 were as follows:

		Carrying Amount at December 31,
(dollars in thousands)
Issued by	Ranking	2025	2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,208	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,208	$99,068

Customers Bancorp	Subordinated (2)(3)	$98,359	$—	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,129	72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	109,659	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$281,147	$182,509
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
(3)The subordinated notes will bear an annual fixed rate of 6.875% until January 15, 2031. From January 15, 2031 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR plus 342 basis points. Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after January 15, 2031.
(4)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(5)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

	December 31,
(dollars in thousands)	2025	2024	Change	% Change
Preferred stock	$—	$137,794	$(137,794)	(100.0)%
Common stock	36,189	35,758	431	1.2%
Additional paid in capital	666,756	575,333	91,423	15.9%
Retained earnings	1,535,194	1,326,011	209,183	15.8%
Accumulated other comprehensive income (loss), net	(54,050)	(96,560)	42,510	(44.0)%
Treasury stock	(68,572)	(141,653)	73,081	(51.6)%
Total shareholders’ equity	$2,115,517	$1,836,683	$278,834	15.2%
Shareholders’ equity increased $278.8 million, or 15.2%, to $2.1 billion at December 31, 2025 when compared to shareholders’ equity of $1.8 billion at December 31, 2024. The increase primarily resulted from increases in retained earnings of $209.2 million, additional paid in capital of $91.4 million and accumulated other comprehensive income (loss), net of $42.5 million and a net decrease in treasury stock of $73.1 million, partially offset by a decrease in preferred stock of $137.8 million.
The decrease in preferred stock resulted from redemption of all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock for the year ended December 31, 2025. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information.
The increases in common stock and additional paid in capital resulted primarily from the issuance of common stock under share-based compensation arrangements, as well as cash proceeds, net of issuance costs, in excess of the cost of treasury stock from the reissuance of common stock in an underwritten public offering for the year ended December 31, 2025. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information.

The increase in retained earnings resulted from net income of $224.1 million for the year ended December 31, 2025, partially offset by preferred stock dividends of $10.2 million and a loss of $4.7 million on redemption of Series E Preferred Stock and Series F Preferred Stock for the year ended December 31, 2025.
The increase in accumulated other comprehensive income (loss), net primarily resulted from reclassification of $53.0 million in losses included in net income and income tax effect of $13.9 million, partially offset by an increase of $3.7 million in unrealized losses on AFS debt securities due to changes in interest rates and credit spreads and income tax effect of $1.0 million for the year ended December 31, 2025.
The decrease in treasury stock resulted from reissuance of common stock held as treasury stock in an underwritten public offering, partially offset by repurchases of 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program for the year ended December 31, 2025. On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. Customers had purchased all shares authorized under the 2024 Share Repurchase Program. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” and “NOTE 24 – SUBSEQUENT EVENTS” to Customers’ audited consolidated financial statements for additional information.
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
As described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses on unfunded lending-related commitments of $4.1 million during the year ended December 31, 2025 resulting in an ACL of $9.0 million as of December 31, 2025. Customers recognized a provision for credit losses on unfunded lending-related commitments of $2.0 million during the year ended December 31, 2024 resulting in an ACL of $4.9 million as of December 31, 2024. The ACL on unfunded lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of December 31, 2025. Refer to “NOTE 8 – LEASES”, “NOTE 10 – DEPOSITS”, “NOTE 11 – BORROWINGS” and “NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ audited consolidated financial statements for additional information.

At December 31, 2025, Customers had $4.4 billion of cash on hand and $2.7 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $10.6 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 124% of uninsured deposits and approximately 161% of uninsured deposits less collateralized and affiliate deposits at December 31, 2025. Our loan to deposit ratio was 81% at December 31, 2025. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and FRB. As of December 31, 2025, Customers’ borrowing capacity with the FHLB was $4.6 billion, of which $1.3 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of December 31, 2024, Customers’ borrowing capacity with the FHLB was $3.6 billion, of which $1.1 billion was utilized in borrowings and $1.5 billion of available capacity was utilized to collateralize deposits. As of December 31, 2025 and 2024, Customers’ borrowing capacity with the FRB was $4.7 billion and $4.4 billion, respectively. None of this capacity was utilized as of December 31, 2025 and 2024.
In November 2024, Customers launched a new B2B instant payments platform, cubiX, which was developed in-house, is not based on blockchain and offers more extensive products and services compared to CBIT, our instant blockchain-based digital payments platform. The deposits from customers who participated in CBIT and transitioned to cubiX are included in the deposit liability on the consolidated balance sheet.
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
The table below summarizes Customers’ cash flows for the years indicated:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$494,759	$145,057	$349,702	241.1%
Net cash provided by (used in) investing activities	(2,056,953)	(1,006,091)	(1,050,862)	104.4%
Net cash provided by (used in) financing activities	2,187,726	800,619	1,387,107	173.3%
Net increase (decrease) in cash and cash equivalents	$625,532	$(60,415)	$685,947	NM

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $494.8 million for the year ended December 31, 2025 resulted from proceeds from the sales and repayments of loans held for sale of $855.9 million, net income of $224.1 million, non-cash operating adjustments of $140.0 million and an increase in accrued interest payable and other liabilities of $81.4 million, partially offset by origination and purchases of loans held for sale of $780.5 million and an increase in accrued interest receivable and other assets of $26.1 million.
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
Cash flows provided by (used in) investing activities
Cash used in investing activities of $2.1 billion for the year ended December 31, 2025 primarily resulted from a net increase in loans and leases, excluding mortgage finance loans of $1.6 billion, purchases of investment securities available for sale of $940.8 million and investment securities held to maturity of $27.8 million, purchases of loans of $385.3 million, net origination of mortgage finance loans of $267.9 million and purchases of leased assets under lessor operating leases of $147.3 million, partially offset by proceeds from sales of investment securities available for sale of $594.2 million and proceeds from maturities, calls and principal repayments on investment securities available for sale of $405.6 million and held to maturity of $295.8 million.

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
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $2.2 billion for the year ended December 31, 2025 primarily resulted from a net increase in deposits of $1.9 billion, proceeds from long-term borrowed funds from the FHLB and the FRB of $490.0 million, proceeds from issuance of common stock of $165.9 million including $163.5 million, net of issuance costs, from reissuance of common stock held as treasury stock in an underwritten public offering, and proceeds from issuance of subordinated notes of $98.4 million, net of issuance costs, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $200.0 million, redemption of Series E Preferred Stock and Series F Preferred Stock of $142.5 million, a net decrease in short-term borrowed funds from the FHLB of $100.0 million, dividends paid on preferred stock of $10.8 million and purchases of treasury stock of $5.6 million. Refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” to Customers’ audited consolidated financial statements for additional information on redemption of preferred stock, reissuance of common stock held as treasury stock in an underwritten public offering and purchases of treasury stock. Refer to “NOTE 11 – BORROWINGS” to Customers’ audited consolidated financial statements for additional information on the issuance of subordinated notes.
Customers intends to use the net proceeds from the issuance of subordinated notes for general corporate purposes, which may include, but are not limited to, the redemption of less than all of the Bank’s $110.0 million subordinated notes with maturity date of June 2029 on March 26, 2026, working capital and the funding of organic growth at the Bank, repaying indebtedness, repurchasing shares of the Company’s common stock, and funding, in whole or in part, possible future acquisitions of other financial services businesses.
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
In first quarter 2020, the U.S federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million was phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2025, our regulatory capital ratios reflected the full effect of CECL accounting rule.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2025 and 2024, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of December 31, 2025, the Bank and the Bancorp were in compliance with the Basel III requirements. Refer to “NOTE 18 – REGULATORY CAPITAL” to Customers’ audited consolidated financial statements for additional discussion regarding regulatory capital requirements.
Capital Ratios
Customers continued to build capital during 2025. In general, for the past few years, Customers Bancorp’s capital growth has been achieved by retained earnings and issuances of common stock under share-based compensation arrangements, offset in part by the repurchase of common shares. In 2023, Customers repurchased 1,379,883 shares of its common stock for $39.8 million pursuant to the Share Repurchase Program. In 2024, Customers repurchased 393,303 shares of its common stock for $19.2 million pursuant to the 2024 Share Repurchase Program. In 2025, Customers repurchased 104,206 shares of its common stock for $5.6 million pursuant to the 2024 Share Repurchase Program.

In addition, in 2025, Customers Bancorp raised $163.5 million, after deducting underwriting discounts and commissions and offering expenses, from the reissuance of common stock held as treasury stock in an underwritten public offering. Also in 2025, Customers Bancorp issued $100 million in fixed-to-floating rate subordinated notes. Customers intends to use the net proceeds from the issuance of subordinated notes for general corporate purposes, which may include, but are not limited to, the redemption of less than all of Customers Bank’s $110 million subordinated notes on March 26, 2026. During 2024 and 2023, Customers Bancorp did not issue any preferred stock or common stock other than in connection with share-based compensation agreements. In 2021, Customers Bancorp issued $100 million in fixed-to-floating rate senior notes, and utilized the proceeds to redeem all of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock. In 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock.
Customers Bank’s capital growth for the past few years has been achieved primarily by retained earnings and capital contributions from Customers Bancorp from proceeds received from issuances of common stock held as treasury stock, senior and subordinated notes. In 2025, Customers Bancorp made capital contributions of $80 million to Customers Bank. For more information relating to preferred and common stock and subordinated debt, refer to “NOTE 12 – SHAREHOLDERS’ EQUITY” and “NOTE 11 – BORROWINGS” to Customers’ audited consolidated financial statements.
Customers is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.
The maintenance of appropriate levels of capital is an important objective of Customers’ asset and liability management process. Through its initial capitalization and subsequent offerings, Customers believes it has continued to maintain a strong capital position. Since first quarter 2015 through first quarter 2025, Customers Bank’s board of directors has declared a quarterly cash dividend to the Bank’s sole shareholder, Customers Bancorp. Cash dividends declared by the Bank and paid to Customers Bancorp during 2025 and 2024, include the following:
•$10.0 million declared on March 27, 2024, and paid on March 28, 2024;
•$25.0 million declared on June 26, 2024, and paid on June 26, 2024;
•$45.0 million declared on July 24, 2024, and paid on July 25, 2024;
•$45.0 million declared on October 23, 2024, and paid on October 23, 2024; and
•$45.0 million declared on February 26, 2025, and paid on February 26, 2025.
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

In 2025, Customers transitioned to a new balance sheet forecasting model used to determine and manage interest rate risk. The Bank made this change to enhance the modeling of sensitivity to interest rates. Principal assumptions including those of investment performance, loan prepayments and deposit modeling were enhanced resulting in differences from the previous model.
Income scenario modeling is used to measure interest rate sensitivity and manage interest rate risk over a near term horizon. Income scenario considers not only the impact of changing market interest rates upon forecasted net interest income but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending December 31, 2026 and 2025, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at December 31, 2025 and 2024.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at December 31, 2025 and 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2025 and 2024, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending December 31, 2026 and 2025, resulting from changes in interest rates under the new balance sheet forecasting model:
Net change in net interest income

	% change from base December 31,
Rate Shocks	2025	2024
Up 3%	4.4%	5.2%
Up 2%	3.0%	3.4%
Up 1%	1.3%	1.5%
Down 1%	(0.8)%	(1.2)%
Down 2%	(2.7)%	(4.2)%
Down 3%	(4.4)%	(7.2)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at December 31, 2025 and 2024, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200 and 300 basis points. For downward rate shocks modeling a falling rate environment at December 31, 2025 and 2024, current market rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer-term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at December 31, 2025 and 2024, resulting from shocks to interest rates under the new balance sheet forecasting model:

	% change from base December 31,
Rate Shocks	2025	2024
Up 3%	(9.5)%	(9.0)%
Up 2%	(5.8)%	(5.3)%
Up 1%	(2.4)%	(2.2)%
Down 1%	2.4%	1.9%
Down 2%	5.7%	3.6%
Down 3%	10.1%	4.6%

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

Item 8.        Financial Statements and Supplementary Data
Customers Bancorp, Inc.
Financial statements for the three years ended
December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Customers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Customers Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Refer to Notes 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of expected credit losses in the Company’s loan and lease portfolios are recorded in the allowance for credit losses on loans and leases (the “ACL”). The ACL is a valuation account that is deducted from the loans or leases’ amortized cost basis to present the net amount expected to be collected on the loans and leases. The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions.

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

We identified the ACL for the loans and lease receivable held-for-investment as a critical audit matter because it involves especially subjective and complex judgment in auditing the (1) model methodology, (2) model logic, (3) model assumptions, (4) determination of the macroeconomic forecast, (5) use of qualitative adjustments, and (6) the completeness and accuracy of estimated credit losses on individually assessed loans. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL for the loan and lease portfolios included the following, among others:

•We tested the effectiveness of controls over the (i) selection of the macroeconomic forecasts and relevant assumptions, (ii) execution and monitoring of the loss rate models, (iii) calibration of the loss rate models to peer and industry information, (iv) measurement of the qualitative allowance, (v) the monitoring, identification, and valuation of collateral dependent loans, and (vi) overall calculation and disclosure of the ACL.
•We used our credit and valuation specialists to assist us in evaluating the reasonableness of the loss rate models and assumptions.
•We (i) evaluated the reasonableness of the loss rate models and related assumptions, (ii) assessed the reasonableness of design, theory, and logic of the loss rate models for estimating expected credit losses, (iii) tested the accuracy of the data input into the loss rate models, and (iv) assessed the reasonableness of the models’ calculations of loss rates derived from the loss rate models.
•We (i) assessed the reasonableness of the methodologies and appraisals used by management to estimate collateral values on collateral dependent loans, (ii) tested the arithmetic accuracy of the reserves or charge-offs, and (iii) considered available information subsequent to December 31, 2025 that provides additional evidence about conditions that existed at the balance sheet date.
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
February 27, 2026

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Customers Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Customers Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and our report dated February 27, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2026

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Cash and due from banks	$62,051	$56,787
Interest earning deposits	4,349,412	3,729,144
Cash and cash equivalents	4,411,463	3,785,931
Investment securities, at fair value (includes allowance for credit losses of $28,805 and $7,604, respectively)	1,937,646	2,019,694
Investment securities held to maturity	729,134	991,937
Loans held for sale (includes $2,745 and $163,891, respectively, at fair value)	26,102	204,794
Loans and leases receivable	15,041,340	13,127,634
Loans receivable, mortgage finance, at fair value	1,612,997	1,321,128
Loans receivable, installment, at fair value	102,077	—
Allowance for credit losses on loans and leases	(155,656)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,600,758	14,311,987
FHLB, Federal Reserve Bank, and other restricted stock	110,411	96,214
Accrued interest receivable	103,626	108,351
Bank premises and equipment, net	16,745	6,668
Bank-owned life insurance	305,503	297,641
Other real estate owned	12,432	—
Goodwill and other intangibles	3,629	3,629
Other assets	638,419	481,395
Total assets	$24,895,868	$22,308,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$6,303,748	$5,608,288
Interest bearing	14,474,956	13,238,173
Total deposits	20,778,704	18,846,461
FHLB advances	1,325,068	1,128,352
Other borrowings	99,208	99,068
Subordinated debt	281,147	182,509
Accrued interest payable and other liabilities	296,224	215,168
Total liabilities	22,780,351	20,471,558
Commitments and contingencies (NOTE 21)
Shareholders’ equity:
Preferred stock, par value $1.00 per share; liquidation preference $25.00 per share; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 5,700,000 shares issued and outstanding as of December 31, 2024	—	137,794
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,188,920 and 35,758,246 shares issued as of December 31, 2025 and 2024; 34,191,223 and 31,346,507 shares outstanding as of December 31, 2025 and 2024	36,189	35,758
Additional paid in capital	666,756	575,333
Retained earnings	1,535,194	1,326,011
Accumulated other comprehensive income (loss), net	(54,050)	(96,560)
Treasury stock, at cost (1,997,697 and 4,411,739 shares as of December 31, 2025 and 2024)	(68,572)	(141,653)
Total shareholders’ equity	2,115,517	1,836,683
Total liabilities and shareholders’ equity	$24,895,868	$22,308,241
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Interest income:
Loans and leases	$1,024,760	$901,457	$996,517
Investment securities	139,790	180,291	200,659
Interest earning deposits	177,387	190,842	125,923
Loans held for sale	9,588	46,073	36,221
Other	8,062	9,171	8,040
Total interest income	1,359,587	1,327,834	1,367,360
Interest expense:
Deposits	539,133	603,312	576,437
FHLB advances	51,953	52,107	80,008
FRB advances	—	—	6,286
Subordinated debt	13,047	12,309	10,755
Other borrowings	4,965	5,702	6,425
Total interest expense	609,098	673,430	679,911
Net interest income	750,489	654,404	687,449
Provision for credit losses	97,958	73,451	74,611
Net interest income after provision for credit losses	652,531	580,953	612,838
Non-interest income:
Commercial lease income	47,446	40,662	36,179
Loan fees	35,204	27,163	20,216
Bank-owned life insurance	11,263	9,442	11,777
Mortgage finance transactional fees	4,745	4,101	4,395
Net gain (loss) on sale of loans and leases	(60)	(15,628)	(1,200)
Loss on sale of capital call lines of credit	—	—	(5,037)
Net gain (loss) on sale of investment securities	(1,638)	(27,009)	(574)
Impairment loss on debt securities	(51,319)	—	—
Unrealized gain on equity method investments	—	11,430	—
Other	22,182	10,273	4,809
Total non-interest income	67,823	60,434	70,565
Non-interest expense:
Salaries and employee benefits	188,989	175,836	133,275
Technology, communication and bank operations	43,497	65,154	65,550
Commercial lease depreciation	38,337	32,543	29,898
Professional services	50,378	34,978	35,177
Loan servicing	16,900	15,909	17,075
Occupancy	15,624	11,789	10,070
FDIC assessments, non-income taxes, and regulatory fees	41,184	41,684	35,036
Advertising and promotion	2,437	4,489	3,095
Legal settlement expense	—	—	4,096
Other	34,577	34,632	19,391
Total non-interest expense	431,923	417,014	352,663
Income before income tax expense	288,431	224,373	330,740
Income tax expense	64,343	42,904	80,597
Net income	224,088	181,469	250,143
Preferred stock dividends	10,198	15,040	14,695
Loss on redemption of preferred stock	4,707	—	—
Net income available to common shareholders	$209,183	$166,429	$235,448

Basic earnings per common share	$6.46	$5.28	$7.49
Diluted earnings per common share	6.26	5.09	7.32

See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$224,088	$181,469	$250,143
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(3,719)	21,672	31,146
Income tax effect	962	(5,467)	(7,911)
Reclassification adjustments for (gains) losses included in net income	52,957	27,009	(574)
Income tax effect	(13,930)	(7,099)	146
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	4,456	5,247	4,986
Income tax effect	(1,178)	(1,353)	(1,266)
Net unrealized gains (losses) on available for sale debt securities	39,548	40,009	26,527
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1,679	—	—
Income tax effect	(444)	—	—
Reclassification adjustment for (gains) losses included in net income	2,347	—	—
Income tax effect	(620)	—	—
Net unrealized gains (losses) on cash flow hedges	2,962	—	—
Other comprehensive income (loss), net of income tax effect	42,510	40,009	26,527
Comprehensive income (loss)	$266,598	$221,478	$276,670
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	5,700,000	$137,794	32,373,697	$35,012	$551,721	$924,134	$(163,096)	$(82,604)	$1,402,961
Net income	—	—	—	—	—	250,143	—	—	250,143
Other comprehensive income (loss)	—	—	—	—	—	—	26,527	—	26,527
Preferred stock dividends (1)	—	—	—	—	—	(14,695)	—	—	(14,695)
Share-based compensation expense	—	—	—	—	12,495	—	—	—	12,495
Issuance of common stock under share-based-compensation arrangements	—	—	447,092	447	322	—	—	—	769
Repurchase of common shares	—	—	(1,379,883)	—	—	—	—	(39,806)	(39,806)
Balance, December 31, 2023	5,700,000	137,794	31,440,906	35,459	564,538	1,159,582	(136,569)	(122,410)	1,638,394
Net income	—	—	—	—	—	181,469	—	—	181,469
Other comprehensive income (loss)	—	—	—	—	—	—	40,009	—	40,009
Preferred stock dividends (1)	—	—	—	—	—	(15,040)	—	—	(15,040)
Share-based compensation expense	—	—	—	—	14,785	—	—	—	14,785
Issuance of common stock under share-based-compensation arrangements	—	—	298,904	299	(3,990)	—	—	—	(3,691)
Repurchase of common shares	—	—	(393,303)	—	—	—	—	(19,243)	(19,243)
Balance, December 31, 2024	5,700,000	137,794	31,346,507	35,758	575,333	1,326,011	(96,560)	(141,653)	1,836,683
Net income	—	—	—	—	—	224,088	—	—	224,088
Other comprehensive income (loss)	—	—	—	—	—	—	42,510	—	42,510
Issuance of common stock, net of offering costs of $9.0 million (2)	—	—	2,518,248	—	84,753	—	—	78,722	163,475
Preferred stock dividends (1)	—	—	—	—	—	(10,198)	—	—	(10,198)
Redemption of preferred stock (3)	(5,700,000)	(137,794)	—	—	—	—	—	—	(137,794)
Loss on redemption of preferred stock (3)	—	—	—	—	—	(4,707)	—	—	(4,707)
Share-based compensation expense	—	—	—	—	18,628	—	—	—	18,628
Issuance of common stock under share-based-compensation arrangements	—	—	430,674	431	(11,958)	—	—	—	(11,527)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, December 31, 2025	—	$—	34,191,223	$36,189	$666,756	$1,535,194	$(54,050)	$(68,572)	$2,115,517
(1)Dividends per share of $1.229832 and $2.345055 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2025. Dividends per share of $2.714831 and $2.618493 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2024. Dividends per share of $2.624902 and $2.529089 were declared on Series E and F Preferred Stock, respectively, for the year ended December 31, 2023.
(2)Refer to NOTE 12 – SHAREHOLDERS’ EQUITY for additional information about the reissuance of common stock held as treasury stock in an underwritten public offering.
(3)Refer to NOTE 12 – SHAREHOLDERS' EQUITY for additional information about the redemption of Series E and Series F Preferred Stock.
See accompanying notes to the consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$224,088	$181,469	$250,143
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Provision for credit losses	97,958	73,451	74,611
Depreciation and amortization	41,804	33,552	31,813
Share-based compensation expense	18,458	14,435	12,585
Deferred taxes	(10,990)	(1,143)	22,177
Net amortization (accretion) of investment securities premiums and discounts	(3,941)	(4,483)	(11,582)
Unrealized (gain) loss on investment securities	(381)	94	(62)
Impairment loss on debt securities	51,319	—	—
Impairment loss on equity securities	2,278	—	—
Net (gain) loss on sale of investment securities	1,638	27,009	574
Unrealized gain on equity method investments	—	(11,430)	—
Impairment loss on fixed assets and leases	—	—	124
Unrealized (gain) loss on derivatives	(2,969)	(1,856)	—
Settlement of terminated fair value hedge derivatives	—	—	4,630
Fair value adjustment on loans held for sale	431	754	—
Fair value adjustment on loans held for investment	(2,038)	—	—
Net (gain) loss on sale of loans and leases	60	15,628	867
Loss on sale of capital call lines of credit	—	—	5,037
Origination and purchases of loans held for sale	(780,517)	(1,361,112)	(806,582)
Proceeds from the sales and repayments of loans held for sale	855,937	1,348,428	600,488
Amortization (accretion) of loan net deferred fees, discounts and premiums	(42,393)	(27,486)	(90,581)
Earnings on investment in bank-owned life insurance	(11,263)	(9,442)	(11,777)
(Increase) decrease in accrued interest receivable and other assets	(26,147)	(99,977)	23,584
Increase (decrease) in accrued interest payable and other liabilities	81,427	(32,834)	18,680
Net Cash Provided by (Used in) Operating Activities	494,759	145,057	124,729
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	405,559	629,192	323,298
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	295,766	291,497	252,437
Proceeds from sales of investment securities available for sale	594,182	624,917	297,417
Purchases of investment securities available for sale	(940,815)	(845,788)	(1,425)
Purchases of investment securities held to maturity	(27,759)	(14,955)	(73,074)
Purchases of equity method investments	—	(5,140)	—
Origination of mortgage finance loans	(26,938,564)	(22,147,520)	(20,056,973)
Proceeds from repayments of mortgage finance loans	26,670,664	21,721,051	20,465,303
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(1,583,202)	(1,067,778)	2,267,601
Proceeds from sales of loans and leases	5,479	35,003	409,503
Purchases of loans	(385,280)	(198,393)	(709,197)
Purchases of bank-owned life insurance	(1,462)	—	—
Proceeds from bank-owned life insurance	5,634	5,110	56,645
Net (purchases of) proceeds from sales of FHLB, Federal Reserve Bank, and other restricted stock	(14,197)	13,334	(35,117)
Purchases of bank premises and equipment	(13,739)	(1,491)	(590)
Proceeds from sale of fixed assets	18	—	73
Proceeds from sales of other real estate owned	118	79	33
Proceeds from sales of leased assets under lessor operating leases	17,963	18,487	2,541
Purchases of leased assets under lessor operating leases	(147,318)	(63,696)	(40,752)
Net Cash Provided by (Used in) Investing Activities	(2,056,953)	(1,006,091)	3,157,723

		(continued)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,905,969	933,700	(238,149)
Net increase (decrease) in short-term borrowed funds from the FHLB	(100,000)	100,000	(300,000)
Proceeds from long-term borrowed funds from FHLB and FRB	490,000	155,000	2,565,000
Repayments of long-term borrowed funds from FHLB and FRB	(200,000)	(325,000)	(1,865,000)
Repayments of other borrowings	—	(25,000)	—
Proceeds from issuance of subordinated long-term debt	98,350	—	—
Redemption of preferred stock	(142,501)	—	—
Preferred stock dividends paid	(10,802)	(15,147)	(14,636)
Purchases of treasury stock	(5,641)	(19,243)	(39,806)
Payments of employee taxes withheld from share-based awards	(13,500)	(5,452)	(2,433)
Proceeds from issuance of common stock	165,851	1,761	3,112
Net Cash Provided by (Used in) Financing Activities	2,187,726	800,619	108,088
Net Increase (Decrease) in Cash and Cash Equivalents	625,532	(60,415)	3,390,540
Cash and Cash Equivalents – Beginning Balance	3,785,931	3,846,346	455,806
Cash and Cash Equivalents – Ending Balance	$4,411,463	$3,785,931	$3,846,346

Supplementary Cash Flow Information:
Interest paid	$600,866	$715,214	$649,544
Income taxes paid	36,080	57,593	44,972
Noncash Investing and Financing Activities:
Purchases of investment securities held to maturity upon sale of consumer installment loans	$—	$160,029	$436,841
Transfer of loans held for investment to held for sale	5,252	56,192	309,076
Transfer of loans held for sale to held for investment	138,971	7,181	15,163
Transfer of loans to other real estate owned	12,644	—	—

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
The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch, branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. The Bank serves commercial businesses, through community, Small Business Administration (“SBA”), and private client groups. The Bank also serves corporate businesses nationwide, including healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance and commercial equipment financing, as well as commercial real estate companies in the Bank’s geographic markets and provides payments and treasury services. The Bank serves consumers through its branch network, provides residential mortgages, and personal loan and deposit products including through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve businesses and residents in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The Bank has seven branches and also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices.
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
Restrictions on Cash and Amounts due from Banks
The Bank is required to maintain average balances at a certain level of cash and amounts on deposit with the Federal Reserve Bank of Philadelphia (“FRB”). Customers Bank generally maintains balances in excess of the required levels at the FRB. There were no required reserve balances at December 31, 2025 and 2024.
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

Changes in the ACL on AFS securities are recorded as provision, or reversal of provision for credit losses in the consolidated statement of income. Losses are charged against the ACL on AFS securities when management believes the uncollectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses, as Customers already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner.
Held to maturity: Investment securities classified as HTM are those debt securities that Customers has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are reported at cost, adjusted for the amortization of premiums and accretion of discounts, computed by a method which approximates the interest method over the terms of the securities. ACL on HTM securities is a contra-asset valuation account, calculated in accordance with the ASC 326, Financial Instruments - Credit Losses (“ASC 326”), that is deducted from the amortized cost basis of HTM securities to present management’s best estimate of the net amount expected to be collected. HTM securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the ACL on HTM securities will be reported as a component of provision, or reversal of provision for credit losses in the consolidated statement of income. The expected credit losses on HTM securities are determined on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses, as Customers already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner.
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
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has doubts about further collectability of principal or interest, even though the loan is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is well secured. When a loan or lease is placed on non-accrual status, unpaid accrued interest previously credited to interest income is reversed. Interest received on non-accrual loans and leases is generally applied against principal until all principal has been recovered. Thereafter, payments are recognized as interest income until all unpaid amounts have been received. Generally, loans and leases are restored to accrual status when the loan is brought current and has performed in accordance with the contractual terms for a minimum of six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Loans Receivable, at Fair Value
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
Customers had a lending arrangement with a fintech company, which was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the year ended December 31, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the year ended December 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. These consumer installment loans are classified as held for investment and presented as loans receivable, installment, at fair value, on the consolidated balance sheet as of December 31, 2025. An ACL is not maintained on consumer installment loans reported at fair value.
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
The ACL on collectively assessed loans and leases is measured over the expected life of the loan or lease using lifetime loss rate models which consider historical loan performance, loan or borrower attributes and forecasts of future economic conditions in addition to information about past events and current conditions. Significant loan/borrower attributes utilized in the models include origination date, maturity date, collateral property type, internal risk rating, delinquency status, borrower industry and state and FICO score at origination. Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period, such as the GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price indexes. After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool. For certain loan portfolios with limited historical loss experience, Customers calibrates the modeled lifetime loss rates to peer or industry information. The lifetime loss rate models also incorporate prepayment assumptions into estimated lifetime loss rates. Customers runs the current expected credit losses (“CECL”) impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the models but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:
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
Customers, as applicable, also qualitatively adjusts the model results for any uncertainty related to the economic forecasts used in the modeled credit loss estimates using multiple alternative scenarios other than the forecasted baseline scenario to arrive at a scenario or a composite scenario supporting the period-end ACL balance. This approach utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios. Customers has elected to not estimate an ACL on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for non-accrual loans or leases in a timely manner. Accrued interest receivable is presented as a separate financial statement line item in the consolidated balance sheet.
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
Installment loans consist primarily of unsecured loans to individuals which are originated through Customers’ retail network or acquired through purchases from third parties, primarily fintech partners. None of the installment loans held for investment are sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Installment loans have a greater credit risk than residential loans because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.
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
Segment Information
Customers’ chief operating decision maker (“CODM”) is the Executive Committee (the “Executive Committee”). The Executive Committee allocates resources and assesses performance for a single reportable segment. Customers’ products and services are delivered predominately to commercial customers in Southeastern and Central Pennsylvania, New York, New Jersey, Massachusetts, Rhode Island, New Hampshire, California, Nevada and other states through a single point of contact business model. Customers also serves specialized businesses nationwide, including mortgage finance loans, commercial equipment financing, SBA lending, specialized lending and consumer loans through relationships with fintech partners. Refer to NOTE 23 – BUSINESS SEGMENTS for additional information.
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
In the past, Customers entered into pay-fixed, receive-variable interest rate swaps to hedge the variable cash flows associated with the forecasted issuance of debt and a certain variable rate deposit relationship. During the year ended December 31, 2025, Customers entered into receive-fixed, pay-variable interest rate swaps that were designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. Customers documented and designated these interest rate swaps as cash flow hedges. The changes in the fair value of financial derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to financial derivatives are reclassified to interest expense as interest payments are made on Customers’ variable-rate debt, or to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans.
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

Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted during the current year as well as those that the FASB has issued but are not yet effective.
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

ASU 2025-02, Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 Issued March 2025
• Rescinds interpretive guidance regarding the SEC staff’s views on how an entity that has an obligation to safeguard crypto-assets for another party should account for that obligation. An entity with a safeguarding obligation recognizes a safeguarding liability with an accompanying safeguarding asset, measured at the fair value of the safeguarded crypto-asset.
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
• Customers adopted this guidance for the fiscal year ended December 31, 2025. Additional disclosures are presented in NOTE 15 – INCOME TAXES.

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

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) - Purchased Loans Issued November 2025
• Expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned”, as defined below. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity determines whether the loan is seasoned and accounted for using the gross-up approach. The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset.
• All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.
• Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted for annual financial statements that have not yet been issued.
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements Issued November 2025
• Amends the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in the five issues addressed in this ASU better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions.
• Specifically, one of five issues in this ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge from having a shared risk exposure to a similar risk disclosure. Entities are required to assess risk similarity both at hedge inception and on an ongoing basis. The amendments also clarify that a group of individual forecasted transactions can be considered to have a similar risk exposure if the derivative used as the hedging instrument is highly effective against each hedged risk in the group. In some cases, entities are permitted to perform an ongoing qualitative assessment of whether a group of individual forecasted transactions has a similar risk exposure.
• Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.
• Amendments in this ASU are to be applied on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this ASU for hedging relationships that exist as of the date of adoption. An entity is permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge.
• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2025	2024	2023
Net income available to common shareholders	$209,183	$166,429	$235,448

Weighted-average number of common shares outstanding – basic	32,393,487	31,509,179	31,435,647
Share-based compensation plans	1,044,809	1,209,955	723,141
Weighted-average number of common shares – diluted	33,438,296	32,719,134	32,158,788

Basic earnings per common share	$6.46	$5.28	$7.49
Diluted earnings per share	$6.26	$5.09	$7.32
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
Anti-dilutive securities:
Share-based compensation awards	41,710	1,053	663,273

NOTE 4 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2025, 2024 and 2023. Amounts in parentheses indicate reductions to accumulated other comprehensive income (loss):

(amounts in thousands)	Unrealized Gains (Losses) on AFS Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance, December 31, 2022	$(163,096)	$—	$(163,096)
Current period:
Unrealized gains (losses) arising during period, before tax	31,146	—	31,146
Income tax effect	(7,911)	—	(7,911)
Other comprehensive income (loss) before reclassifications	23,235	—	23,235
Reclassification adjustments for losses (gains) included in net income, before tax	(574)	—	(574)
Income tax effect	146	—	146
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	4,986	—	4,986
Income, tax effect	(1,266)	—	(1,266)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,292	—	3,292
Net current-period other comprehensive income (loss)	26,527	—	26,527
Balance, December 31, 2023	(136,569)	—	(136,569)
Current period:
Unrealized gains (losses) arising during period, before tax	21,672	—	21,672
Income tax effect	(5,467)	—	(5,467)
Other comprehensive income (loss) before reclassifications	16,205	—	16,205
Reclassification adjustments for losses (gains) included in net income, before tax	27,009	—	27,009
Income tax effect	(7,099)	—	(7,099)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	5,247	—	5,247
Income, tax effect	(1,353)	—	(1,353)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	23,804	—	23,804
Net current-period other comprehensive income (loss)	40,009	—	40,009
Balance, December 31, 2024	(96,560)	—	(96,560)
Current period:
Unrealized gains (losses) arising during period, before tax	(3,719)	1,679	(2,040)
Income tax effect	962	(444)	518
Other comprehensive income (loss) before reclassifications	(2,757)	1,235	(1,522)
Reclassification adjustments for losses (gains) included in net income, before tax	52,957	2,347	55,304
Income, tax effect	(13,930)	(620)	(14,550)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, before tax	4,456	—	4,456
Income, tax effect	(1,178)	—	(1,178)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	42,305	1,727	44,032
Net current-period other comprehensive income (loss)	39,548	2,962	42,510
Balance, December 31, 2025	$(57,012)	$2,962	$(54,050)
(1)Reclassification amounts for AFS debt securities are reported as gain (loss) on sale of investment securities and amortization of unrealized losses on debt securities transferred from available-for-sale to held-to-maturity is reported within interest income on the consolidated statements of income.
(2)Reclassification amounts for cash flow hedges are reported as net interest income for the applicable hedged items on the consolidated statements of income.

NOTE 5 – INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$239,259	$(586)	$—	$(860)	$237,813
Agency-guaranteed residential mortgage-backed securities	410,648	—	3,238	(125)	413,761
Agency-guaranteed residential collateralized mortgage obligations	496,595	—	4,307	(7,395)	493,507
Agency-guaranteed commercial collateralized mortgage obligations	118,049	—	548	(3,021)	115,576
Corporate notes	340,793	(28,219)	1,091	(27,807)	285,858
Private label collateralized mortgage obligations	376,803	—	—	(16,783)	360,020
Available for sale debt securities	$1,982,147	$(28,805)	$9,184	$(55,991)	1,906,535
Equity securities (2)					31,111
Total investment securities, at fair value					$1,937,646

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities
Asset-backed securities	$14,820	$(362)	$—	$(1,222)	$13,236
Agency-guaranteed residential mortgage-backed securities	330,637	—	146	(3,745)	327,038
Agency-guaranteed residential collateralized mortgage obligations	242,858	—	—	(16,112)	226,746
Agency-guaranteed commercial collateralized mortgage obligations	95,850	—	44	(2,819)	93,075
Collateralized loan obligations	257,500	—	100	(2,193)	255,407
Commercial mortgage-backed securities	78,707	—	—	(999)	77,708
Corporate notes	564,524	(7,135)	347	(41,406)	516,330
Private label collateralized mortgage obligations	502,985	(107)	95	(27,075)	475,898
Available for sale debt securities	$2,087,881	$(7,604)	$732	$(95,571)	1,985,438
Equity securities (2)					34,256
Total investment securities, at fair value					$2,019,694
(1)    Accrued interest on AFS debt securities totaled $9.2 million and $15.0 million at December 31, 2025 and 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)    Includes perpetual preferred stock issued by domestic banks and bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and Community Reinvestment Act (“CRA”)-qualified mutual fund shares at December 31, 2025 and 2024. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the year ended December 31, 2025 and included within other non-interest income on the consolidated statement of income. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition for the years ended December 31, 2024 and 2023.

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
Proceeds from the sale of AFS debt securities were $594.2 million, $624.9 million and $297.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the periods presented:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Gross realized gains	$4,969	$4,237	$1,430
Gross realized losses	(6,607)	(31,246)	(2,004)
Net realized gain (loss) on sale of available for sale debt securities	$(1,638)	$(27,009)	$(574)
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	December 31, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$98,348	$84,984
Due after one year through five years	138,817	108,168
Due after five years through ten years	96,628	85,662
Due after ten years	7,000	7,044
Asset-backed securities	239,259	237,813
Agency-guaranteed residential mortgage-backed securities	410,648	413,761
Agency-guaranteed residential collateralized mortgage obligations	496,595	493,507
Agency-guaranteed commercial collateralized mortgage obligations	118,049	115,576
Private label collateralized mortgage obligations	376,803	360,020
Total available for sale debt securities	$1,982,147	$1,906,535

Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Asset-backed securities	$—	$—	$1,478	$(176)	$1,478	$(176)
Agency-guaranteed residential mortgage-backed securities	121,782	(95)	3,793	(30)	125,575	(125)
Agency-guaranteed residential collateralized mortgage obligations	171,773	(905)	92,018	(6,490)	263,791	(7,395)
Agency-guaranteed commercial collateralized mortgage obligations	21,190	(276)	75,013	(2,745)	96,203	(3,021)
Corporate notes	26,590	(910)	83,414	(9,086)	110,004	(9,996)
Private label collateralized mortgage obligations	—	—	360,020	(16,783)	360,020	(16,783)
Total	$341,335	$(2,186)	$615,736	$(35,310)	$957,071	$(37,496)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities
Agency-guaranteed residential mortgage-backed securities	$266,568	$(3,745)	$—	$—	$266,568	$(3,745)
Agency-guaranteed residential collateralized mortgage obligations	126,602	(2,717)	100,144	(13,395)	226,746	(16,112)
Agency-guaranteed commercial collateralized mortgage obligations	85,902	(2,819)	—	—	85,902	(2,819)
Collateralized loan obligations	35,710	(265)	205,639	(1,928)	241,349	(2,193)
Commercial mortgage-backed securities	—	—	77,708	(999)	77,708	(999)
Corporate notes	74,373	(976)	239,509	(16,064)	313,882	(17,040)
Private label collateralized mortgage obligations	29,419	(581)	351,040	(24,552)	380,459	(25,133)
Total	$618,574	$(11,103)	$974,040	$(56,938)	$1,592,614	$(68,041)
At December 31, 2025, there were 17 AFS debt securities with unrealized losses in the less-than-twelve-months category and 40 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 57 securities, and it is not more likely than not that Customers will be required to sell any of the 57 securities before recovery of the amortized cost basis. At December 31, 2024, there were 117 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the years ended December 31, 2025, 2024 and 2023. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

(amounts in thousands)	Asset-backed securities	Corporate notes	Private label CMOs	Total
Ending Balance, December 31, 2022	$578	$—	$—	$578
Credit losses on securities for which credit losses were not previously recorded	—	3,860	—	3,860
Decrease in allowance for credit losses on previously impaired securities	(95)	—	—	(95)
Reduction due to sales	—	(391)	—	(391)
Ending Balance, December 31, 2023	$483	$3,469	$—	$3,952
Credit losses on securities for which credit losses were not previously recorded	224	665	107	996
Credit losses on previously impaired securities	—	4,675	—	4,675
Decrease in allowance for credit losses on previously impaired securities	(345)	(1,504)	—	(1,849)
Reduction due to sales	—	(170)	—	(170)
Ending Balance, December 31, 2024	$362	$7,135	$107	$7,604
Credit losses on securities for which credit losses were not previously recorded	318	10,815	—	11,133
Credit losses on previously impaired securities	6	10,511	—	10,517
Decrease in allowance for credit losses on previously impaired securities	(100)	(711)	—	(811)
Reduction due to sales and intent to sell	—	(1,436)	(107)	(1,543)
Allowance for credit losses on PCD debt securities	—	1,905	—	1,905
Ending Balance, December 31, 2025	$586	$28,219	$—	$28,805

Customers acquired $5.1 million of corporate notes at a discount that are PCD debt securities classified as available for sale during the year ended December 31, 2025. The reconciliation between the purchase price and the par value of the PCD debt securities was as follows:

(amounts in thousands)
Par value	$5,100
Unamortized discount	(1,165)
Allowance for credit losses	(1,905)
Purchase price	$2,030

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. Customers recorded a reversal of $4.8 million and $2.5 million in accrued interest income for the years ended December 31, 2025 and 2024. No accrued interest income was reversed for the year ended December 31, 2023.
At December 31, 2025 and 2024, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At December 31, 2025 and 2024, Customers Bank had pledged AFS investment securities aggregating $1.4 billion and $1.3 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$258,371	$—	$258,371	$678	$(2,432)	$256,617
Agency-guaranteed residential mortgage-backed securities	6,708	—	6,708	—	(718)	5,990
Agency-guaranteed commercial mortgage-backed securities	1,687	—	1,687	—	(238)	1,449
Agency-guaranteed residential collateralized mortgage obligations	153,662	—	153,662	—	(10,629)	143,033
Agency-guaranteed commercial collateralized mortgage obligations	182,272	—	182,272	—	(22,242)	160,030
Private label collateralized mortgage obligations	126,434	—	126,434	—	(9,955)	116,479
Total held to maturity debt securities	$729,134	$—	$729,134	$678	$(46,214)	$683,598

	December 31, 2024 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$471,996	$—	$471,996	$1,775	$(401)	$473,370
Agency-guaranteed residential mortgage-backed securities	6,880	—	6,880	—	(940)	5,940
Agency-guaranteed commercial mortgage-backed securities	1,770	—	1,770	—	(146)	1,624
Agency-guaranteed residential collateralized mortgage obligations	169,754	—	169,754	—	(21,984)	147,770
Agency-guaranteed commercial collateralized mortgage obligations	158,320	—	158,320	—	(22,689)	135,631
Private label collateralized mortgage obligations	183,217	—	183,217	574	(13,449)	170,342
Total held to maturity debt securities	$991,937	$—	$991,937	$2,349	$(59,609)	$934,677
(1)Accrued interest on HTM debt securities totaled $1.5 million and $2.4 million at December 31, 2025 and 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
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

During the year ended December 31, 2023, Customers sold consumer installment loans that were classified as held for sale with a carrying value of $556.7 million, inclusive of $154.0 million of installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs, to two third-party sponsored VIEs. As part of these sales, Customers recognized a loss on sale of $1.2 million, inclusive of transaction costs, in net gain (loss) on sale of loans and leases within non-interest income included in the consolidated statement of income for the year ended December 31, 2023. Customers provided financing to the purchasers for a portion of the sale price in the form of $436.8 million of asset-backed securities, presented in the table above, collateralized by the sold loans. Customers acts as the servicer for the sold consumer installment loans to one of the VIEs, and receives a servicing fee. Customers recognized a servicing asset of $3.8 million upon sale.
At the time of the sale, and at each subsequent reporting period, Customers is required to evaluate its involvement with the VIEs to determine if it holds a variable interest in the VIEs and, if so, if Customers is the primary beneficiary of the VIEs. If Customers is both a variable interest holder and the primary beneficiary of the VIEs, it would be required to consolidate the VIEs. As of December 31, 2025 and 2024, Customers concluded that its investments in asset-backed securities as well as the servicing fees are considered variable interests in the VIEs as there is a possibility, even if remote, that would result in Customers’ interests in the asset-backed securities or the servicing fees absorbing some of the losses of the VIEs.
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
The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	December 31, 2025
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$258,371	$256,617
Agency-guaranteed residential mortgage-backed securities	6,708	5,990
Agency-guaranteed commercial mortgage-backed securities	1,687	1,449
Agency-guaranteed residential collateralized mortgage obligations	153,662	143,033
Agency-guaranteed commercial collateralized mortgage obligations	182,272	160,030
Private label collateralized mortgage obligations	126,434	116,479
Total held to maturity debt securities	$729,134	$683,598
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at December 31, 2025 and 2024. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at December 31, 2025 and 2024. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.

Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities and a private label collateralized mortgage obligation, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at December 31, 2025 and 2024. The asset-backed securities and a private label collateralized mortgage obligation are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities and a private label collateralized mortgage obligation by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	December 31, 2025
(amounts in thousands)	AAA	AA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$—	$258,371	$258,371
Agency-guaranteed residential mortgage-backed securities	—	—	6,708	6,708
Agency-guaranteed commercial mortgage-backed securities	—	—	1,687	1,687
Agency-guaranteed residential collateralized mortgage obligations	—	—	153,662	153,662
Agency-guaranteed commercial collateralized mortgage obligations	—	—	182,272	182,272
Private label collateralized mortgage obligations	77,447	9,362	39,625	126,434
Total held to maturity debt securities	$77,447	$9,362	$642,325	$729,134
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. At December 31, 2025 and 2024, there were no HTM debt securities past due under the terms of their agreements or in non-accrual status.
At December 31, 2025 and 2024, Customers Bank had pledged HTM investment securities aggregating $406.5 million and $386.4 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.
NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of December 31, 2025 and 2024 was as follows:

	December 31,
(amounts in thousands)	2025	2024
Residential mortgage loans, at fair value	$1,851	$1,836
Personal installment loans, at lower of cost or fair value	23,357	40,903
Other installment loans, at fair value	894	162,055
Total loans held for sale	$26,102	$204,794
Total loans held for sale included non-performing loans (“NPLs”) of $0.3 million and $2.8 million as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2024, Customers sold $202.5 million of personal and other installment loans that were classified as held for sale, inclusive of $53.0 million of installment loans transferred from held for investment to held for sale, accrued interest and unamortized deferred loan origination costs to two third-party sponsored VIEs. Customers provided financing to the purchasers for a portion of the sales price in the form of $160.0 million of asset-backed securities while $40.2 million of the remaining sales proceeds were paid in cash. Refer to NOTE 5 – INVESTMENT SECURITIES for additional information.
Refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the year ended December 31, 2025.

NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of December 31, 2025 and 2024:

	December 31,
(amounts in thousands)	2025	2024
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,090,087	$5,842,420
Other commercial and industrial	1,121,087	1,182,350
Multifamily	2,490,336	2,252,246
Commercial real estate owner occupied	1,135,119	1,100,944
Commercial real estate non-owner occupied	1,738,821	1,359,130
Construction	162,966	147,209
Total commercial loans and leases receivable	13,738,416	11,884,299
Consumer:
Residential real estate	497,567	496,559
Manufactured housing	27,452	33,123
Installment:
Personal	581,340	463,854
Other	196,565	249,799
Total consumer loans receivable	1,302,924	1,243,335
Loans and leases receivable	15,041,340	13,127,634
Loans receivable, mortgage finance, at fair value	1,612,997	1,321,128
Loans receivable, installment, at fair value	102,077	—
Allowance for credit losses on loans and leases	(155,656)	(136,775)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$16,600,758	$14,311,987
(1)Includes direct finance and sales-type equipment leases of $306.5 million and $262.7 million at December 31, 2025 and 2024, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $30.3 million and $(20.8) million at December 31, 2025 and 2024, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $89.9 million and $88.2 million at December 31, 2025 and 2024, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At December 31, 2025 and 2024, there were $34.2 million and $31.9 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.

Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of December 31, 2025 and 2024:

	December 31, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$9,212	$12,888	$7,359	$29,459	$8,177,047	$8,206,506
Multifamily	17,506	—	2,092	19,598	2,470,738	2,490,336
Commercial real estate owner occupied	3,124	158	3,875	7,157	1,127,962	1,135,119
Commercial real estate non-owner occupied	65	—	168	233	1,738,588	1,738,821
Construction	—	—	—	—	162,966	162,966
Residential real estate	11,259	4,376	5,197	20,832	476,735	497,567
Manufactured housing	533	205	1,466	2,204	25,248	27,452
Installment	8,744	3,519	4,483	16,746	761,159	777,905
Total	$50,443	$21,146	$24,640	$96,229	$14,940,443	$15,036,672

	December 31, 2024
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$3,655	$19,854	$3,606	$27,115	$6,974,904	$7,002,019
Multifamily	—	—	11,834	11,834	2,240,412	2,252,246
Commercial real estate owner occupied	11,395	—	8,071	19,466	1,081,478	1,100,944
Commercial real estate non-owner occupied	—	—	17,007	17,007	1,342,123	1,359,130
Construction	—	—	—	—	147,209	147,209
Residential real estate	9,541	4,560	3,384	17,485	479,074	496,559
Manufactured housing	766	155	2,262	3,183	29,940	33,123
Installment	7,918	5,108	5,613	18,639	695,014	713,653
Total	$33,275	$29,677	$51,777	$114,729	$12,990,154	$13,104,883
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $4.0 million and $17.1 million as of December 31, 2025 and 2024, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date. The tables exclude the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans, as claims for guarantee payments are submitted to the SBA for eligible PPP loans that are more than 60 days past due.
(4)Includes PCD loans of $118.5 million and $126.4 million at December 31, 2025 and 2024, respectively. Customers acquired $32.1 million of PCD commercial and industrial loans and recognized $1.0 million of allowance for credit losses upon acquisition during the year ended December 31, 2025.

Non-accrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on non-accrual status:

	December 31, 2025			December 31, 2024
(amounts in thousands)	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans
Commercial and industrial, including specialized lending	$8,108	$11,682	$19,790	$4,041	$—	$4,041
Multifamily	2,092	—	2,092	11,834	—	11,834
Commercial real estate owner occupied	3,876	—	3,876	8,090	—	8,090
Commercial real estate non-owner occupied	168	—	168	354	—	354
Residential real estate	9,513	158	9,671	8,274	440	8,714
Manufactured housing	—	1,192	1,192	—	1,852	1,852
Installment	—	4,483	4,483	—	5,613	5,613
Total	$23,757	$17,515	$41,272	$32,593	$7,905	$40,498
Interest income recognized on non-accrual loans was insignificant during the years ended December 31, 2025, 2024 and 2023. Accrued interest reversed when the loans went to non-accrual status was insignificant during the years ended December 31, 2025, 2024 and 2023.
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
At December 31, 2025 and 2024, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired during the year ended December 31, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the year ended December 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value.
At December 31, 2025, Customers had $2.1 million of consumer installment loans, at fair value, in non-accrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the years ended December 31, 2025, 2024 and 2023 are presented in the table below:

(amounts in thousands)	Commercial and industrial (1)(2)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Ending Balance, December 31, 2022	$17,582	$14,541	$6,454	$11,219	$1,913	$6,094	$4,430	$68,691	$130,924
Allowance for credit losses on PCD loans, net of charge-offs (3)	2,576	—	—	—	—	—	—	—	2,576
Charge-offs	(16,915)	(3,574)	(39)	(4,527)	—	(69)	—	(69,942)	(95,066)
Recoveries	8,472	—	34	315	116	35	—	17,059	26,031
Provision (benefit) for credit losses on loans and leases	11,788	5,376	3,433	9,852	(547)	526	(191)	40,609	70,846
Ending Balance, December 31, 2023	$23,503	$16,343	$9,882	$16,859	$1,482	$6,586	$4,239	$56,417	$135,311
Charge-offs	(23,735)	(4,073)	(365)	(145)	—	(38)	—	(56,109)	(84,465)
Recoveries	5,689	—	—	—	10	79	—	10,352	16,130
Provision (benefit) for credit losses on loans and leases	23,922	6,241	1,238	691	(242)	(659)	(410)	39,018	69,799
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (4)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(14,732)	(8,446)	(1,186)	(3,073)	—	(56)	—	(44,803)	(72,296)
Recoveries	3,830	—	464	225	6	19	—	8,373	12,917
Provision (benefit) for credit losses on loans and leases	18,206	9,268	398	4,371	969	568	(438)	43,918	77,260
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
(1)    Includes specialized lending.
(2)    PPP loans include an embedded credit enhancement from the SBA, which guarantees 100% of the principal and interest owed by the borrower provided that the SBA’s eligibility criteria are met. As a result, the eligible PPP loans do not have an ACL.
(3)    Represents $8.7 million of allowance for credit losses on PCD loans recognized upon acquisition of a venture banking loan portfolio (included within specialized lending) on June 15, 2023, net of $6.2 million of charge-offs for certain of these PCD loans upon acquisition.
(4)    Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the year ended December 31, 2025.
At December 31, 2025, the ACL on loans and leases was $155.7 million, an increase of $18.9 million from the December 31, 2024 balance of $136.8 million. The increase in ACL for the year ended December 31, 2025 was primarily attributable to an increase in loan balances held for investment. At December 31, 2024, the ACL was $136.8 million, an increase of $1.5 million from the December 31, 2023 balance of $135.3 million. The increase in ACL for the year ended December 31, 2024 resulted primarily from an increase in commercial and industrial loan balances held for investment, partially offset by the recognition of improvement in macroeconomic forecasts and a decrease in consumer installment loan balances held for investment. ACL as of December 31, 2025, 2024 and 2023 is calculated in accordance with the CECL methodology as described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.
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
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024 and 2023, disaggregated by class of financing receivable and type of modification granted:

	For the Year Ended December 31, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$10,271	$3,081	$—	$—	$13,352	0.16%
Personal installment	3,630	1,723	1,441	713	7,507	1.29%
Total	$13,901	$4,804	$1,441	$713	$20,859

	For the Year Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$1,999	$9,114	$—	$—	$11,113	0.16%
Multifamily	—	10,694	—	—	10,694	0.47%
Residential real estate	—	51	—	303	354	0.07%
Manufactured housing	100	—	—	217	317	0.96%
Personal installment	4,937	171	73	—	5,181	1.12%
Total	$7,036	$20,030	$73	$520	$27,659

	For the Year Ended December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$250	$14,791	$—	$—	$15,041	0.24%
Commercial real estate owner occupied	169	—	—	—	169	0.02%
Residential real estate	46	—	—	—	46	0.01%
Manufactured housing	158	—	—	664	822	2.13%
Personal installment	14,075	756	312	—	15,143	2.73%
Total	$14,698	$15,547	$312	$664	$31,221
As of December 31, 2025, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the year ended December 31, 2025.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	21	4	$—
Personal installment	11.1	5	8	2,627

	For the Year Ended December 31, 2024
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	1	8	$—
Multifamily	—	0	5	—
Residential real estate	2.8	13	5	—
Manufactured housing	3.0	83	0	—
Personal installment	—	6	7	158

	For the Year Ended December 31, 2023
	Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	56	10	$—
Commercial real estate owner occupied	—	4	0	—
Residential real estate	—	228	0	—
Manufactured housing	2.5	56	0	—
Personal installment	—	5	6	462
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$203	$13,149	$13,352
Personal installment	358	586	530	6,033	7,507
Total	$358	$586	$733	$19,182	$20,859

	December 31, 2024
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$11,113	$11,113
Multifamily	—	—	—	10,694	10,694
Residential real estate	—	—	—	354	354
Manufactured housing	17	31	—	269	317
Personal installment	356	302	121	4,402	5,181
Total	$373	$333	$121	$26,832	$27,659

	December 31, 2023
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$15,041	$15,041
Commercial real estate owner occupied	—	—	169	—	169
Residential real estate	—	—	—	46	46
Manufactured housing	51	31	—	740	822
Personal installment	1,000	785	518	12,840	15,143
Total	$1,051	$816	$687	$28,667	$31,221
The loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025, 2024 and 2023, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or non-accrual.
Credit Quality Indicators
The ACL represents management’s estimate of expected losses in Customers’ loans and leases receivable portfolio, excluding mortgage finance loans and consumer installment loans reported at fair value pursuant to a fair value option election and PPP loans as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. Commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loans are rated based on an internally assigned risk rating system which is assigned at the time of loan origination and reviewed on a periodic, or on an “as needed” basis. Residential real estate loans, manufactured housing and installment loans are evaluated based on the payment activity of the loan.
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
Risk ratings are not established for certain consumer loans, including residential real estate, home equity, manufactured housing, and installment loans, mainly because these portfolios consist of a larger number of homogeneous loans with smaller balances. Instead, these portfolios are evaluated for risk mainly based upon aggregate payment history through the monitoring of delinquency levels and trends and are classified as performing and non-performing. PPP loans are excluded in the tables below as these loans are fully guaranteed by the SBA, provided that the eligibility criteria are met. The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of December 31, 2025 and 2024:

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,609,580	$1,280,152	$609,744	$839,184	$233,753	$129,958	$2,131,707	$167,916	$8,001,994
Special mention	7,511	4,778	—	37,976	3,633	—	9,658	7,150	70,706
Substandard	—	10,267	1,116	18,927	15,226	84,462	797	3,011	133,806
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,617,091	$1,295,197	$610,860	$896,087	$252,612	$214,420	$2,142,162	$178,077	$8,206,506

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$881	$10,880	$600	$1,307	$—	$—	$14,732

Multifamily loans:
Pass	$467,366	$233,998	$775	$1,148,681	$242,865	$290,416	$—	$—	$2,384,101
Special mention	—	—	—	14,556	20,471	16,920	—	—	51,947
Substandard	—	—	—	7,182	16,974	30,132	—	—	54,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$467,366	$233,998	$775	$1,170,419	$280,310	$337,468	$—	$—	$2,490,336

Multifamily loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$8,446	$—	$—	$8,446

Commercial real estate owner occupied loans:
Pass	$217,893	$335,437	$52,517	$195,951	$161,739	$124,346	$7,604	$32	$1,095,519
Special mention	17,785	—	—	10,676	1,214	43	—	—	29,718
Substandard	—	—	2,928	170	—	6,784	—	—	9,882
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$235,678	$335,437	$55,445	$206,797	$162,953	$131,173	$7,604	$32	$1,135,119

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$15	$417	$361	$393	$—	$—	$1,186

Commercial real estate non-owner occupied loans:
Pass	$524,297	$163,771	$14,136	$354,528	$86,017	$525,878	$3,300	$—	$1,671,927
Special mention	—	—	24,048	28,407	6,010	5,626	—	—	64,091
Substandard	—	—	—	1,754	—	1,049	—	—	2,803
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate non-owner occupied loans	$524,297	$163,771	$38,184	$384,689	$92,027	$532,553	$3,300	$—	$1,738,821

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$3,073	$—	$—	$3,073

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966

Construction loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$3,881,276	$2,083,792	$754,420	$2,679,569	$787,902	$1,215,614	$2,153,066	$178,109	$13,733,748

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$896	$11,297	$961	$13,219	$—	$—	$27,437

Residential real estate loans:
Performing	$49,521	$32,347	$18,124	$152,771	$114,934	$75,589	$44,794	$—	$488,080
Non-performing	—	133	962	1,225	1,040	4,990	1,137	—	9,487
Total residential real estate loans	$49,521	$32,480	$19,086	$153,996	$115,974	$80,579	$45,931	$—	$497,567

Residential real estate loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$53	$—	$—	$3	$—	$—	$56

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$25,845	$—	$—	$25,845
Non-performing	—	—	—	—	—	1,607	—	—	1,607
Total manufactured housing loans	$—	$—	$—	$—	$—	$27,452	$—	$—	$27,452

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$245,697	$76,563	$178,863	$159,650	$40,057	$32,671	$39,981	$1	$773,483
Non-performing	364	467	1,532	1,610	258	61	130	—	4,422
Total installment loans	$246,061	$77,030	$180,395	$161,260	$40,315	$32,732	$40,111	$1	$777,905

Installment loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,790	$15,413	$6,457	$2,809	$—	$—	$44,803

Total consumer loans	$295,582	$109,510	$199,481	$315,256	$156,289	$140,763	$86,042	$1	$1,302,924

Total consumer loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,843	$15,413	$6,457	$2,812	$—	$—	$44,859

Loans and leases receivable	$4,176,858	$2,193,302	$953,901	$2,994,825	$944,191	$1,356,377	$2,239,108	$178,110	$15,036,672

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$2,621	$5,777	$13,739	$26,710	$7,418	$16,031	$—	$—	$72,296

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans and leases, including specialized lending:
Pass	$2,103,150	$738,456	$1,278,246	$333,068	$107,840	$6,742	$1,907,480	$336,100	$6,811,082
Special mention	16,905	—	6,933	1,522	—	62	8,144	3,630	37,196
Substandard	—	1,631	43,668	11,525	4,178	62,095	27,830	2,814	153,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,120,055	$740,087	$1,328,847	$346,115	$112,018	$68,899	$1,943,454	$342,544	$7,002,019

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2024 (1)	$312	$2,765	$5,833	$4,865	$2,429	$7,531	$—	$—	$23,735

Multifamily loans:
Pass	$235,685	$813	$1,182,371	$288,055	$124,779	$314,967	$—	$—	$2,146,670
Special mention	—	—	14,040	12,093	—	32,316	—	—	58,449
Substandard	—	—	—	—	—	47,127	—	—	47,127
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$235,685	$813	$1,196,411	$300,148	$124,779	$394,410	$—	$—	$2,252,246

Multifamily loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$4,073	$—	$—	$4,073

Commercial real estate owner occupied loans:
Pass	$395,522	$54,356	$211,300	$195,169	$42,078	$118,677	$7,605	$104	$1,024,811
Special mention	—	—	159	16,429	10,000	15,885	—	11,136	53,609
Substandard	—	2,944	703	—	—	18,877	—	—	22,524
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$395,522	$57,300	$212,162	$211,598	$52,078	$153,439	$7,605	$11,240	$1,100,944

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$365	$—	$—	$365

Commercial real estate non-owner occupied loans:
Pass	$163,429	$30,367	$412,352	$96,656	$165,111	$413,336	$2,000	$—	$1,283,251
Special mention	—	12,000	4,277	—	—	431	—	—	16,708
Substandard	—	—	—	—	—	59,171	—	—	59,171
Doubtful	—	—	—	—		—	—	—	—
Total commercial real estate non-owner occupied loans	$163,429	$42,367	$416,629	$96,656	$165,111	$472,938	$2,000	$—	$1,359,130

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$145	$—	$—	$—	$145

Construction loans:
Pass	$16,103	$22,610	$94,957	$—	$—	$4,446	$—	$—	$138,116
Special mention	—	9,093	—	—	—	—	—	—	9,093
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$16,103	$31,703	$94,957	$—	$—	$4,446	$—	$—	$147,209

Construction loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$2,930,794	$872,270	$3,249,006	$954,517	$453,986	$1,094,132	$1,953,059	$353,784	$11,861,548

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$312	$2,765	$5,833	$4,865	$2,574	$11,969	$—	$—	$28,318

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2024
(amounts in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Residential real estate loans:
Performing	$45,757	$20,701	$163,473	$123,170	$5,827	$77,989	$50,807	$—	$487,724
Non-performing	138	273	925	1,077	317	5,425	680	—	8,835
Total residential real estate loans	$45,895	$20,974	$164,398	$124,247	$6,144	$83,414	$51,487	$—	$496,559

Residential real estate loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$38	$—	$—	$38

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$31,570	$—	$—	$31,570
Non-performing	—	—	—	—	—	1,553	—	—	1,553
Total manufactured housing loans	$—	$—	$—	$—	$—	$33,123	$—	$—	$33,123

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$86,018	$164,223	$255,777	$98,375	$31,808	$25,733	$46,126	$5	$708,065
Non-performing	238	1,829	1,698	918	260	504	141	—	5,588
Total installment loans	$86,256	$166,052	$257,475	$99,293	$32,068	$26,237	$46,267	$5	$713,653

Installment loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,792	$—	$—	$56,109

Total consumer loans	$132,151	$187,026	$421,873	$223,540	$38,212	$142,774	$97,754	$5	$1,243,335

Consumer loans charge-offs:
For the Year Ended December 31, 2024	$2,797	$8,791	$22,707	$15,211	$2,811	$3,830	$—	$—	$56,147

Loans and leases receivable	$3,062,945	$1,059,296	$3,670,879	$1,178,057	$492,198	$1,236,906	$2,050,813	$353,789	$13,104,883

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2024	$3,109	$11,556	$28,540	$20,076	$5,385	$15,799	$—	$—	$84,465

(1)    Charge-offs for the year ended December 31, 2024 included $5.0 million of commercial and industrial loans originated under the PPP that were subsequently determined to be ineligible for SBA forgiveness and guarantee and were ultimately deemed uncollectible.

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Purchases (1)
Specialized lending	$—	$—	$631,252
Other commercial and industrial	55,543	9,019	22,073
Commercial real estate owner occupied	—	—	2,867
Construction	10,080	—	—
Residential real estate	—	—	4,238
Personal installment (2)	347,234	189,374	—
Other installment (2)	—	—	96,758
Total	$412,857	$198,393	$757,188
Sales (3)
Specialized lending (4)	$—	$—	$287,185
Other commercial and industrial (5)	3,846	23,708	54,083
Multifamily	8,000	—	—
Commercial real estate owner occupied (5)	—	—	24,522
Commercial real estate non-owner occupied	—	—	16,000
Personal installment	281	53,598	—
Other installment	552	—	154,042
Total	$12,679	$77,306	$535,832
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 92.9%, 97.5% and 87.9% of the loans’ unpaid principal balance for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Installment loan purchases for the years ended December 31, 2025, 2024 and 2023 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)For the years ended December 31, 2025, 2024 and 2023, net gain (loss) on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statements of income was insignificant.
(4)Includes a loss of 5.0 million from the sale of $670.0 million of short-term syndicated capital call lines of credit ($280.7 million of loans held for investment in unpaid principal balance and $389.3 million of unfunded loan commitments) included in loss on sale of capital call lines of credit in the consolidated statement of income for the year ended December 31, 2023.
(5)Primarily sales of SBA loans for the year ended December 31, 2023.
$32.1 million of the other commercial and industrial loans purchased during the year ended December 31, 2025 were classified as PCD. The reconciliation between the purchase price and the unpaid principal balance was as follows:

(amounts in thousands)
Par value	$32,050
Unamortized discount	(16,217)
Allowance for credit losses	(1,000)
Purchase price	$14,833

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $9.4 billion and $8.0 billion at December 31, 2025 and 2024, respectively.

NOTE 8 – LEASES
Lessee
Customers has operating leases for its branches, certain limited purpose offices (“LPOs”), and administrative offices, with remaining lease terms ranging between two months and ten years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the Consumer Price Index (“CPI”). Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	December 31, 2025	December 31, 2024
ASSETS
Operating lease ROU assets	Other assets	$34,347	$35,322
LIABILITIES
Operating lease liabilities	Other liabilities	$41,719	$37,882
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		For the Years Ended December 31,
(amounts in thousands)	Classification	2025	2024	2023
Operating lease cost (1)	Occupancy expenses	$7,599	$6,264	$5,050
(1)    There were no variable lease costs for the years ended December 31, 2025, 2024 and 2023, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at December 31, 2025:

(amounts in thousands)	December 31, 2025
2026	$7,438
2027	7,524
2028	7,276
2029	6,335
2030	4,720
Thereafter	14,629
Total minimum payments	47,922
Less: interest	6,203
Present value of lease liabilities	$41,719
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to operating lease liabilities was $6.2 million, $5.6 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These payments were reported as cash flows used in operating activities in the consolidated statement of cash flows.

The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	7.4 years	8.2 years

Weighted average discount rate
Operating leases	4.20%	4.22%
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
Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers recognized a loss on sales-type leases of $14.9 million within net gain (loss) on sale of loans and leases and the corresponding investment tax credits within income tax expense in the consolidated statement of income for the year ended December 31, 2024. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the year ended December 31, 2025.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $63.2 million, $45.7 million and $32.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2025 and 2024:

(amounts in thousands)	Classification	December 31, 2025	December 31, 2024
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$301,753	$251,507
Guaranteed residual assets	Loans and leases receivable	26,859	24,045
Unguaranteed residual assets	Loans and leases receivable	11,788	10,463
Deferred initial direct costs	Loans and leases receivable	1,717	1,352
Unearned income	Loans and leases receivable	(35,575)	(24,673)
Net investment in direct financing and sales-type leases		$306,542	$262,694

Operating leases
Investment in operating leases	Other assets	$407,987	$308,993
Accumulated depreciation	Other assets	(105,706)	(95,053)
Deferred initial direct costs	Other assets	1,094	978
Net investment in operating leases		303,375	214,918
Total lease assets		$609,917	$477,612
Maturities of operating and direct financing and sales-type lease receivables were as follows at December 31, 2025:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2026	$57,336	$83,877
2027	50,976	72,596
2028	41,892	53,418
2029	31,348	40,898
2030	18,632	25,351
Thereafter	10,930	25,613
Total lease payments	$211,114	301,753
Less: interest		35,575
Present value of lease receivables		$266,178

NOTE 9 – BANK PREMISES AND EQUIPMENT
The components of bank premises and equipment as of December 31, 2025 and 2024 were as follows:

		December 31,
(amounts in thousands)	Expected Useful Life	2025	2024
Leasehold improvements	3 to 25 years	$22,564	$13,953
Furniture, fixtures and equipment	5 to 10 years	9,757	6,656
IT equipment	3 to 5 years	12,219	10,359
Automobiles	3 to 5 years	516	367
		45,056	31,335
Accumulated depreciation and amortization		(28,311)	(24,667)
Total		$16,745	$6,668
Depreciation expense and amortization of leasehold improvements, which are included on the consolidated statements of income in occupancy expenses, were $3.6 million, $2.2 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 10 – DEPOSITS
The components of deposits at December 31, 2025 and 2024 were as follows:

	December 31,
(amounts in thousands)	2025	2024
Demand, non-interest bearing	$6,303,748	$5,608,288
Demand, interest bearing	5,049,151	5,553,698
Savings, including money market deposit accounts	6,129,837	4,976,270
Time	3,295,968	2,708,205
Total deposits	$20,778,704	$18,846,461
The scheduled maturities for time deposits at December 31, 2025 were as follows:

(amounts in thousands)	December 31, 2025
2026	$1,691,016
2027	550,874
2028	535,145
2029	394,853
2030	100,577
Thereafter	23,503
Total time deposits	$3,295,968
Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion and $803.1 million at December 31, 2025 and 2024, respectively.
Demand deposit overdrafts reclassified as loans were $1.2 million at December 31, 2025 and 2024, respectively.
At December 31, 2025 and 2024, the Bank had $1.8 billion and $1.5 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.5 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 11 – BORROWINGS
Short-term debt
Short-term debt at December 31, 2025 and 2024 was as follows:

	December 31,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$—	—%	$100,000	4.61%
Total short-term debt	$—		$100,000
The following is a summary of additional information relating to Customers’ short-term debt:

	December 31,
(dollars in thousands)	2025	2024	2023
FRB advances (1)
Maximum outstanding at any month end	$—	$—	$—
Average balance during the year	—	—	120,099
Weighted-average interest rate during the year	—%	—%	5.23%
FHLB advances
Maximum outstanding at any month end	$200,000	$150,000	$—
Average balance during the year	61,781	8,880	87,407
Weighted-average interest rate during the year	4.55%	5.71%	5.16%
Federal funds purchased
Maximum outstanding at any month end	$—	$—	$—
Average balance during the year	—	—	3,781
Weighted-average interest rate during the year	—%	—%	4.97%
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
At December 31, 2025 and 2024, Customers Bank had aggregate availability under federal funds lines totaling $1.6 billion and $1.7 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at December 31, 2025 and 2024 were as follows:

	December 31,
	2025				2024
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,325,068	(2)	4.04%	(3)	$1,028,352	(2)	4.11%	(3)
Total long-term FHLB and FRB advances	$1,325,068				$1,028,352
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $750.0 million with maturities ranging from March 2026 to March 2028, and variable rate long-term advances from FHLB of $570.0 million with maturities ranging from March 2027 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank's option, at December 31, 2025.
(2)    Includes $5.1 million and $(1.6) million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at December 31, 2025 and 2024, respectively. Refer to NOTE 20 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

Maturities of long-term FHLB advances were as follows at December 31, 2025:

	December 31, 2025
(dollars in thousands)	Amount (1)	Rate (2)
2026	$200,000	4.32%
2027	940,000	3.95%
2028	180,000	4.25%
2029	—	—%
2030	—	—%
Thereafter	—	—%
Total long-term FHLB advances	$1,320,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $570.0 million with maturities ranging from March 2027 to December 2028 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at December 31, 2025 and 2024 was as follows:

	December 31,
(amounts in thousands)	2025	2024
Total maximum borrowing capacity with the FHLB	$4,639,436	$3,562,171
Total maximum borrowing capacity with the FRB	4,742,290	4,357,519
Qualifying loans and securities serving as collateral against FHLB and FRB	11,200,653	9,722,736

Senior and Subordinated Debt
Long-term senior notes and subordinated debt at December 31, 2025 and 2024 were as follows:

		Carrying Amount at December 31,
(dollars in thousands)
Issued by	Ranking	2025	2024	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,208	$99,068	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,208	$99,068

Customers Bancorp	Subordinated (2)(3)	$98,359	$—	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,129	72,947	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	109,659	109,562	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$281,147	$182,509
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
(3)The subordinated notes will bear an annual fixed rate of 6.875% until January 15, 2031. From January 15, 2031 until maturity, the notes will bear an annual interest rate equal to a benchmark rate, which is expected to be the three-month term SOFR, plus 342 basis points. Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after January 15, 2031.
(4)Customers Bancorp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2029.
(5)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024.

NOTE 12 – SHAREHOLDERS’ EQUITY
Common Stock
On August 25, 2021, the Board of Directors of Customers Bancorp authorized a share repurchase program (the “Share Repurchase Program”) to repurchase up to 3,235,326 shares of the Company’s common stock (representing 10% of the Company’s outstanding shares of common stock on June 30, 2021). Purchases of shares under the Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made were at the discretion of the Company and complied with all applicable regulatory limitations. Customers Bancorp purchased 1,379,883 shares of its common stock for $39.8 million under the Share Repurchase Program during the year ended December 31, 2023. On September 27, 2023, the Share Repurchase Program expired. At expiration, the Share Repurchase Program had 497,509 shares that had not been repurchased.
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program (the “2024 Share Repurchase Program”) to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program will extend for one year from June 26, 2024, unless earlier terminated. Purchases of shares under the 2024 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 104,206 shares of its common stock for $5.6 million and 393,303 shares of its common stock for $19.2 million under the 2024 Share Repurchase Program during the years ended December 31, 2025 and 2024, respectively. Customers had purchased all shares authorized under the 2024 Share Repurchase Program.
On September 5, 2025, Customers Bancorp sold 2,189,781 shares of its common stock held as treasury stock in an underwritten public offering at a price of $68.50 per share. Customers Bancorp granted the underwriters a 30-day option to purchase up to an additional 328,467 shares of its common stock in the offering at the public offering price, less underwriting discounts and commissions, which option was exercised in full. The net proceeds after deducting underwriting discounts and commissions and offering expenses were $163.5 million. The sales proceeds received in excess of the carrying value of the treasury stock of $84.8 million is included in additional paid-in capital in the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2025. During 2024 and 2023, Customers Bancorp did not issue any shares of its common stock other than in connection with share-based compensation programs.
Preferred Stock
As of December 31, 2025, Customers Bancorp had no series of preferred stock outstanding. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million at a redemption price of $25.00 per share. The redemption price paid in excess of the carrying value of Series E and Series F Preferred Stock of $4.7 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the year ended December 31, 2025. After giving effect to the redemption, no shares of the Series E and Series F Preferred Stock remained outstanding. As of December 31, 2024, Customers Bancorp had two series of preferred stock outstanding.
The table below summarizes Customers’ issuances of preferred stock that remain outstanding at December 31, 2025 and 2024 and the dividends paid per share:

(amounts in thousands except share and per share data)		Shares at December 31,		Carrying value at December 31,		Initial Fixed Rate	Date at which dividend rate became floating and earliest redemption date	Floating rate of Three-Month SOFR (1) Plus:	Dividend Paid Per Share in 2025
Fixed-to-floating rate:	Issue Date	2025	2024	2025	2024
Series E	April 28, 2016	—	2,300,000	$—	$55,593	6.45%	June 15, 2021	5.140%	$1.23
Series F	September 16, 2016	—	3,400,000	—	82,201	6.00%	December 15, 2021	4.762%	$2.35
Totals		—	5,700,000	$—	$137,794
(1)    Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate on Series E and F Preferred Stock, plus 5.14% and 4.762%, respectively, beginning with dividends declared on October 25, 2023.

NOTE 13 – EMPLOYEE BENEFIT PLANS
401(k) Plan
Customers has a 401(k) profit sharing plan whereby eligible team members may contribute amounts up to the annual Internal Revenue Service (“IRS”) statutory contribution limit. Customers provides a matching contribution equal to 50% of the first 6% of the contribution made by the team member. Customers’ employer contributions for the years ended December 31, 2025, 2024 and 2023 were $3.8 million, $3.4 million, and $2.5 million, respectively.
Supplemental Executive Retirement Plans
Customers entered into a supplemental executive retirement plan (“SERP”) with its Executive Chairman that provides annual retirement benefits for a 15-year period upon the later of him reaching the age of 65 or when he terminates employment. The SERP is a defined-contribution type of deferred-compensation arrangement that is designed to provide a target annual retirement benefit of $300,000 per year for 15 years starting at age 65, based on an assumed constant rate of return of 7% per year. The level of retirement benefit is not guaranteed by Customers, and the ultimate retirement benefit can be less than or greater than the target. Customers funds its obligations under the SERP with the increase in cash surrender value of a life insurance policy on the life of the Executive Chairman which it owns. The present value of the amount owed as of December 31, 2025 and 2024 was $9.8 million and $8.4 million, respectively, and was included in other liabilities.
During the years ended December 31, 2024, 2022 and 2021, Customers entered into additional SERPs with several senior executives that provide lifetime retirement benefits upon reaching the age of 65 or when the executives terminate employment; early termination benefits; change in control benefits; and certain disability and death benefits as described in these SERPs. These SERPs are deferred-compensation arrangements that are designed to provide benefits based on the account value of the annuity contracts purchased by Customers to fund its obligations under the SERPs. The present value of the amount owed under these SERPs as of December 31, 2025 and 2024 was $1.2 million and $1.0 million, respectively, and was included in other liabilities.
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

The 2019, 2010 and 2004 Plans are administered by the Leadership Development and Compensation Committee of the Board of Directors. The 2019 Plan provides for the grant of options, some or all of which may be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives, members of the Board of Directors, consultants, and advisors. During the years ended December 31, 2024 and 2023, the shareholders of Customers Bancorp approved amendments to the 2019 Plan increasing the number of shares of common stock to be issued by additional 750,000 shares and 740,325 shares, respectively. The maximum number of shares of common stock which may be issued under the 2019 Plan, as amended, is 3,320,325 shares. The 2010 Plan provided exclusively for the grant of stock options, some or all of which might be structured to qualify as Incentive Stock Options, to team members, officers and executives. The maximum number of shares of common stock which might be issued under the 2010 Plan was 3,666,667 shares. The 2004 Plan provided for the grant of options, some or all of which might be structured to qualify as Incentive Stock Options if granted to team members, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to team members, officers, executives and members of the Board of Directors. The maximum number of shares of common stock which might be issued under the 2004 Plan was 2,750,000 shares. The 2010 and 2004 Plans were terminated by December 31, 2021 in accordance with the respective plan agreements. At December 31, 2025, the aggregate number of shares of common stock available for grant under the 2019 Plan was 283,983 shares. During the year ended December 31, 2020, Customers granted an initial inducement award of 300,000 restricted stock units in connection with an executive appointment, outside of the 2019 and 2004 Plans and approved by the independent members of the Board of Directors including all of the members of its Leadership Development and Compensation Committee. These restricted stock units vested on January 22, 2025. During the year ended December 31, 2023, Customers granted one-time employment inducement awards under the New York Stock Exchange listing rules of 22,300 restricted stock units in connection with the onboarding of the venture banking team, outside of the 2019 Plan and approved by Customers Board of Directors, including all of its independent directors present at the meeting, comprising a majority of the independent directors.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the years ended December 31, 2025, 2024 and 2023 was $17.1 million, $13.2 million and $11.2 million, respectively. At December 31, 2025, there was $32.5 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2031.
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
Under the ESPP, team members may elect to purchase shares of Customers’ common stock through payroll deductions. Because the purchase price under the plan is 85% of the fair market value of a share of common stock on the first day of each quarterly subscription period (a 15% discount to the market price), Customers’ ESPP is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognizable compensation expense. ESPP expense for the years ended December 31, 2025, 2024 and 2023 was $0.2 million, respectively.
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
The exercise price for the options granted was equal to the closing price of Customers Bancorp’s common stock on the date of grant. The options issued are subject to a three or five-year waterfall or cliff vesting and expire after ten years, except as permitted under the plans. No options were granted to officers and team members to purchase shares of Customers Bancorp common stock during the years ended December 31, 2025 and 2023. 19,164 options were granted to certain officers and team members to purchase shares of Customers Bancorp common stock during the year ended December 31, 2024. The exercise price for the options granted was equal to the closing price of Customers Bancorp’s voting common stock on the date of grant. The options issued are subject to a five-year cliff vesting and expire after ten years, except as permitted under the plans.

The following table presents the weighted-average assumptions used and the resulting weighted-average fair value of each option granted for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Weighted-average risk-free interest rate	—%	4.46%	—%
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	—%	54.71%	—%
Weighted-average expected life (in years)	0	7	0
Weighted-average fair value of each option granted	$—	$28.31	$—
The following table summarizes stock option activity for the year ended December 31, 2025:

(dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2024	1,292,015	$28.10
Granted	—	—
Exercised	(39,633)	19.40		$1,639
Forfeited	(1,904)	46.98
Outstanding, December 31, 2025	1,250,478	$28.35	3.52	$55,985
Exercisable at December 31, 2025	683,218	$26.25	2.01	$32,024
Cash received from the exercise of the stock options during the year ended December 31, 2025 was $0.9 million. The tax benefit resulting from option exercises was $0.2 million in 2025.
A summary of the status of Customers’ non-vested options at December 31, 2025, and changes during the year ended December 31, 2025 was as follows:

	Number of Options	Weighted- Average exercise price
Non-vested at December 31, 2024	569,164	$30.93
Granted	—	—
Vested	—	—
Forfeited	(1,904)	46.98
Non-vested at December 31, 2025	567,260	30.88
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
Customers’ long-term incentive compensation plan incorporates performance metrics into the restricted stock awards for certain of Customers’ key officers. Specifically, 40% of the restricted stock units granted as long term incentive compensation will vest ratably over three years. The number of restricted stock units that will vest for the remaining 60% is dependent upon Customers meeting certain performance metrics, including total shareholder return, return on average common equity, and average non-performing assets (“NPAs”) to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.

There were 607,525 restricted stock units granted under the 2019 Plan during the year ended December 31, 2025. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 41,823 of those units also subject to the performance metrics described above. In addition, during the year ended December 31, 2025, an incentive award of 225,000 performance-based restricted stock units were granted, subject to certain performance conditions under the 2019 Plan in connection with an executive appointment. These restricted stock units vest if the executive is employed by the Company as of January 1, 2031 and, at any time during a five-year period commencing on January 1, 2026, the average closing price of Customers’ common stock is, for 20 consecutive trading days, equal to or greater than $125.00.
The table below presents the status of the restricted stock units at December 31, 2025, and changes during the year ended December 31, 2025:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31, 2024	1,110,122	$32.61
Granted	607,525	50.88
Vested	(617,384)	28.52
Forfeited	(71,337)	44.03
Outstanding and unvested at December 31, 2025	1,028,926	42.63
Customers has a policy that permits its directors to elect to receive shares of common stock in lieu of their cash retainers. During the year ended December 31, 2025, Customers issued 23,246 shares of common stock with a fair value of $1.4 million to the directors as compensation for their services. The fair values were generally determined based on the closing price of the common stock the day before the shares were issued.
NOTE 15 – INCOME TAXES
The components of income tax expense, disaggregated by federal, state and local jurisdictions, were as follows:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Current
Federal	$52,698	$23,723	$42,485
State and local	22,635	20,324	15,935
Total current expense	75,333	44,047	58,420

Deferred
Federal	(8,727)	(1,204)	17,478
State and local	(2,263)	61	4,699
Total deferred expense (benefit)	(10,990)	(1,143)	22,177

Total
Federal	43,971	22,519	59,963
State and local	20,372	20,385	20,634
Total income tax expense	$64,343	$42,904	$80,597
Customers did not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023.

Effective tax rates differ from the federal statutory rate of 21% at December 31, 2025, 2024, and 2023, which was applied to income before income tax expense, due to the following:

	For the Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$60,571	21.00%	$47,118	21.00%	$69,455	21.00%
State and local income tax, net of federal income tax benefit (1)	15,605	5.41	10,656	4.75	16,893	5.11
Tax credits (2)
Low income housing tax credits (3)	(1,157)	(0.40)	(1,859)	(0.83)	241	0.07
Energy-related tax credits	(11,428)	(3.96)	(17,835)	(7.95)	(8,450)	(2.55)
Other tax credits	—	—	(38)	(0.02)	—	—
Nontaxable or nondeductible items
Tax-exempt interest, net of disallowance	(739)	(0.26)	(769)	(0.34)	(769)	(0.23)
Bank-owned life insurance (4)	(2,527)	(0.88)	(2,442)	(1.09)	1,286	0.39
Non-deductible executive compensation	5,276	1.83	2,572	1.15	1,725	0.52
FDIC premium limitation	2,614	0.91	2,440	1.09	1,604	0.49
Other	354	0.12	138	0.06	83	0.03
Changes in unrecognized tax benefits	510	0.18	4,993	2.23	(785)	(0.24)
Other adjustments
Equity-based compensation	(4,460)	(1.55)	(1,888)	(0.84)	(679)	(0.21)
Other	(276)	(0.09)	(182)	(0.09)	(7)	(0.01)
Effective income tax rate	$64,343	22.31%	$42,904	19.12%	$80,597	24.37%
(1)    For the years ended December 31, 2025 and 2024, state taxes in New York and local taxes in New York City made up the majority (greater than 50 percent) of the tax effect of this category. For the year ended December 31, 2023, state taxes in California and New York and local taxes in New York City made up the majority (greater than 50 percent) of the tax effect of this category.
(2)    Tax credits are net of associated investment impacts, such as proportional amortization, tax benefits of flow through losses, and tax basis reductions.
(3)    Low income housing tax credits for the year ended December 31, 2023 includes adjustments related to prior years.
(4)     Bank-owned life insurance for the year ended December 31, 2023 includes tax on the surrender of bank-owned life insurance policies.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. The following represents Customers’ deferred tax assets and liabilities as December 31, 2025 and 2024:

	December 31,
(amounts in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses on loans and leases	$40,470	$35,733
Impairment losses	10,033	—
Net operating losses	460	551
Compensation and benefits	12,646	12,716
Net deferred loan fees and costs	5,186	2,032
Lease liability	10,932	9,951
Net unrealized losses on securities	20,549	34,203
Accrued severance	123	797
Other reserves	9,413	3,364
Other	2,147	4,103
Total deferred tax assets	111,959	103,450
Deferred tax liabilities
Tax qualified lease adjustments	(97,122)	(86,522)
Right of use asset	(9,000)	(9,278)
Net unrealized gains on cash flow hedges	(1,065)	—
Other	(6,824)	(5,974)
Total deferred tax liabilities	(114,011)	(101,774)
Net deferred tax asset (liability)	$(2,052)	$1,676
The net deferred tax asset (liability) is recorded in other assets and other liabilities at December 31, 2025 and 2024.
Customers had approximately $2.2 million of federal net operating loss carryovers subject to the annual limitation under Section 382 of the Code at December 31, 2025, that begin to expire in 2030. At December 31, 2025, Customers had approximately $133.6 million of Pennsylvania net operating loss carryovers for which a deferred tax asset was not established because realization of the loss carryovers was considered remote.
The following table presents changes in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Balance at January 1	$6,738	$1,796	$4,065
Increases related to prior year tax positions	1,435	4,987	—
Decreases related to prior year tax positions	(134)	(104)	(1,474)
Increases related to current year tax positions	364	289	361
Settlements	—	(230)	(1,156)
Lapse of statute	(1,540)	—	—
Balance at December 31	$6,863	$6,738	$1,796
As of December 31, 2025, all of Customers’ unrecognized tax benefits, if recognized, would impact the effective tax rate. Not included in the table above is $1.8 million of federal income tax benefit on unrecognized state and local tax benefits recognized in deferred taxes. Customers recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. During the years ended December 31, 2025, 2024 and 2023, Customers recognized $0.5 million, $1.3 million and $0.1 million, respectively, of interest related to unrecognized tax benefits in income tax expense.

The following table presents income taxes paid, net of refunds received, disaggregated by federal, state and local jurisdictions for the years ended December 31, 2025, 2024 and 2023. Customers did not have any income taxes paid to foreign jurisdictions for the years ended December 31, 2025, 2024, and 2023.

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Federal	$16,272	$36,560	$32,365
State:
California	2,000	*	3,232
New York	7,957	8,307	2,602
Other	3,625	9,496	5,187
Total state	13,582	17,803	11,021
Local:
New York City	6,226	3,210	*
Other	—	20	1,586
Total local	6,226	3,230	1,586
Total income taxes paid, net of refunds received	$36,080	$57,593	$44,972
*    The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Customers is subject to U.S. federal income tax as well as income tax in various state and local taxing jurisdictions. Generally, Customers is no longer subject to examination by federal, state and local taxing authorities for years prior to the year ended December 31, 2022, with the exception of California, New York State, and New York City. In 2023, Customers settled the audit examination with New York State for the 2015-2017 tax years and with New York City for the 2016-2018 tax years. In 2025, Customers settled the audit examination with New Jersey for the 2018 tax year. Customers is currently under audit by New York City for the 2019-2021 tax years. Any potential adjustments for open audits have been considered in the balance of unrecognized tax benefits as of December 31, 2025.
NOTE 16 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
Customers has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties). Some current directors, nominees for director and executive officers of Customers and entities or organizations in which they were executive officers or the equivalent or owners of more than 10% of the equity, were customers of and had transactions with or involving Customers in the ordinary course of business during the years ended December 31, 2025, 2024 and 2023. None of these transactions involved amounts in excess of 5% of Customers’ total shareholders’ equity at December 31, 2025, 2024 and 2023. Additional transactions with such persons and entities may be expected to take place in the ordinary course of business in the future.

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

As of December 31, 2025 and 2024, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

	December 31,
(amounts in thousands)	2025	2024
Commitments to fund loans and leases	$190,268	$165,881
Unfunded commitments to fund mortgage finance loans	1,379,938	1,562,593
Unfunded commitments under lines of credit and credit cards	3,912,704	3,825,727
Letters of credit	43,345	31,832
Other unused and unfunded commitments	37,308	28,904
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
Allowance For Credit Losses on Lending- Related Commitments
As described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. No ACL is recognized if Customers has the unconditional right to cancel the obligation. Off-balance-sheet credit commitments primarily consist of amounts available under outstanding lines of credit and letters of credit disclosed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. Customers estimates the expected credit losses for undrawn or unfunded commitments using a usage given default calculation. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same models and economic forecasts, adjusted for the estimated likelihood that funding will occur. Customers recognized a provision for credit losses of $4.1 million during the year ended December 31, 2025 resulting in an ACL of $9.0 million as of December 31, 2025. Customers recognized a provision for credit losses of $2.0 million during the year ended December 31, 2024 resulting in an ACL of $4.9 million as of December 31, 2024. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.

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
In first quarter 2020, the U.S. federal banking regulatory agencies permitted banking organizations to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allowed banking organizations to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. Customers elected to adopt the interim final rule, which is reflected in the regulatory capital data presented below. The cumulative CECL capital transition impact as of December 31, 2021 which amounted to $61.6 million will be phased in at 25% per year beginning on January 1, 2022 through December 31, 2024. As of December 31, 2025, our regulatory capital ratios reflected the full impact of the CECL transition provisions.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At December 31, 2025 and 2024, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
As of December 31, 2024:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,803,601	12.087%	$671,841	4.500%	N/A	N/A	$1,044,526	7.000%
Customers Bank	$1,930,951	12.955%	$670,719	4.500%	$968,817	6.500%	$1,043,341	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$1,941,394	13.011%	$895,308	6.000%	N/A	N/A	$1,268,353	8.500%
Customers Bank	$1,930,951	12.955%	$894,292	6.000%	$1,192,390	8.000%	$1,266,914	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,219,984	14.878%	$1,193,744	8.000%	N/A	N/A	$1,566,789	10.500%
Customers Bank	$2,136,594	14.335%	$1,192,390	8.000%	$1,490,487	10.000%	$1,565,012	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$1,941,394	8.694%	$893,254	4.000%	N/A	N/A	$893,254	4.000%
Customers Bank	$1,930,951	8.652%	$892,755	4.000%	$1,115,944	5.000%	$892,755	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of December 31, 2025 and 2024:
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
Loans held for sale and Loans receivable - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreements with fintech companies, and generally held for up to 90 days prior to sale. During the year ended December 31, 2025, Customers transferred medical installment loans from held for sale to held for investment in connection with a lending arrangement with a fintech company that expired in 2025. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Derivatives (assets and liabilities):
The fair values of interest rate swaps, caps, collars and credit derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for Customers and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at December 31, 2025 and 2024 were as follows:

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2025
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,411,463	$4,411,463	$4,411,463	$—	$—
Debt securities, available for sale	1,906,535	1,906,535	—	1,668,722	237,813
Debt securities, held to maturity	729,134	683,598	—	426,981	256,617
Loans held for sale	26,102	26,102	—	1,851	24,251
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,600,758	16,307,551	—	1,612,997	14,694,554
FHLB, Federal Reserve Bank, and other restricted stock	110,411	110,411	—	110,411	—
Derivatives	11,369	11,369	—	11,325	44
Liabilities:
Deposits	$20,778,704	$20,806,081	$17,482,736	$3,323,345	$—
FHLB advances	1,325,068	1,327,565	—	1,327,565	—
Other borrowings	99,208	93,834	—	93,834	—
Subordinated debt	281,147	277,105	—	277,105	—
Derivatives	15,799	15,799	—	15,799	—

	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2024
(amounts in thousands)			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,785,931	$3,785,931	$3,785,931	$—	$—
Debt securities, available for sale	1,985,438	1,985,438	—	1,972,202	13,236
Debt securities, held to maturity	991,937	934,677	—	461,307	473,370
Loans held for sale	204,794	204,794	—	1,836	202,958
Total loans and leases receivable, net of allowance for credit losses on loans and leases	14,311,987	14,104,884	—	1,321,128	12,783,756
FHLB, Federal Reserve Bank, and other restricted stock	96,214	96,214	—	96,214	—
Derivatives	15,263	15,263	—	15,223	40
Liabilities:
Deposits	$18,846,461	$18,842,810	$16,138,256	$2,704,554	$—
FHLB advances	1,128,352	1,103,324	—	1,103,324	—
Other borrowings	99,068	88,000	—	88,000	—
Subordinated debt	182,509	167,601	—	167,601	—
Derivatives	22,570	22,570	—	22,570	—

For financial assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$—	$237,813	$237,813
Agency-guaranteed residential mortgage-backed securities	—	413,761	—	413,761
Agency-guaranteed residential collateralized mortgage obligations	—	493,507	—	493,507
Agency-guaranteed commercial collateralized mortgage obligations	—	115,576	—	115,576
Corporate notes	—	285,858	—	285,858
Private label collateralized mortgage obligations	—	360,020	—	360,020
Derivatives	—	11,325	44	11,369
Loans held for sale – fair value option	—	1,851	894	2,745
Loans receivable, mortgage finance – fair value option	—	1,612,997	—	1,612,997
Loans receivable, installment – fair value option	—	—	102,077	102,077
Total assets – recurring fair value measurements	$—	$3,294,895	$340,828	$3,635,723
Liabilities
Derivatives	$—	$15,799	$—	$15,799
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$20,668	$20,668
Other real estate owned	—	—	12,432	12,432
Total assets – nonrecurring fair value measurements	$—	$—	$33,100	$33,100

	December 31, 2024
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale securities:
Asset-backed securities	$—	$—	$13,236	$13,236
Agency-guaranteed residential mortgage-backed securities	—	327,038	—	327,038
Agency-guaranteed residential collateralized mortgage obligations	—	226,746	—	226,746
Agency-guaranteed commercial collateralized mortgage obligations	—	93,075	—	93,075
Collateralized loan obligations	—	255,407	—	255,407
Commercial mortgage-backed securities	—	77,708	—	77,708
Corporate notes	—	516,330	—	516,330
Private label collateralized mortgage obligations	—	475,898	—	475,898
Derivatives	—	15,223	40	15,263
Loans held for sale – fair value option	—	1,836	162,055	163,891
Loans receivable, mortgage finance – fair value option	—	1,321,128	—	1,321,128
Total assets - recurring fair value measurements	$—	$3,310,389	$175,331	$3,485,720
Liabilities
Derivatives	$—	$22,570	$—	$22,570
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$18,048	$18,048
Total assets – nonrecurring fair value measurements	$—	$—	$18,048	$18,048

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below:

	Asset-backed securities
	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Balance at January 1	$13,236	$34,949	$73,266
Purchases	322,032	—	—
Principal payments and premium amortization	(97,594)	(23,867)	(40,041)
Increase in allowance for credit losses	(421)	(224)	(1,487)
Decrease in allowance for credit losses	196	345	1,582
Change in fair value recognized in OCI	364	2,033	1,629
Balance at December 31	$237,813	$13,236	$34,949

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below:

	Other Installment Loans
	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Balance at January 1	$162,055	$188,062	$—
Originations	198,156	924,183	218,794
Sales	(177,323)	(743,682)	—
Principal payments	(81,955)	(206,508)	(30,732)
Change in fair value recognized in earnings	2,038	—	—
Balance at December 31	$102,971	$162,055	$188,062
There were no transfers between levels during the years ended December 31, 2025, 2024 and 2023.
The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2025 and 2024 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2025
Asset-backed securities	$237,813	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 3% - 13% (4%) 17% - 20% (19%)
Other real estate owned	12,432	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average) (4)
December 31, 2024
Asset-backed securities	$13,236	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	9% - 10% (10%) 5% - 10% (7%) 19% - 20% (19%)
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
Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives include managing exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. In the past, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. During the year ended December 31, 2025, Customers entered into two interest rate derivatives with notional amounts totaling $800 million that were designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. The outstanding cash flow hedges expire between July 2027 and July 2028. Interest rate swaps designated as cash flow hedges of forecasted issuance of debt and variable-rate deposit relationship involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate swaps designated as cash flow hedges of loans receivable involve the receipt of fixed amounts from a counterparty in exchange for Customers making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. At December 31, 2024, Customers had no outstanding interest rate derivatives designated as cash flow hedges of interest-rate risk.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans. During the next twelve months, Customers estimates that an additional $1.3 million will be reclassified from AOCI as an increase to interest income. Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (interest payments on commercial and industrial loans) over a maximum period of three years.
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

At December 31, 2025, Customers had 44 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the year ended December 31, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. During the year ended December 31, 2024, Customers entered into 44 interest rate derivatives with notional amounts totaling $2.0 billion that were designated as fair value hedges of certain deposits and FHLB advances, and terminated one interest rate derivative with notional amount of $5.7 million. At December 31, 2024, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the year ended December 31, 2023, Customers entered into five interest rate derivatives with notional amounts totaling $1.0 billion, two of which were terminated with notional amounts totaling $550.0 million that were designated as fair value hedges of certain deposits and FHLB advances resulting in $4.6 million of basis adjustments being amortized over the remaining terms of the hedged items as a reduction in interest expense.
As of December 31, 2025 and 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	December 31,		December 31,
	2025	2024	2025	2024
Deposits	$1,697,282	$1,794,923	$20,232	$(6,042)
FHLB advances	750,000	1,200,000	5,068	(1,648)
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At December 31, 2025, Customers had 118 interest rate swaps with an aggregate notional amount of $1.1 billion and ten interest rate caps and collars with an aggregate notional amount of $432.2 million related to this program. At December 31, 2024, Customers had 128 interest rate swaps with an aggregate notional amount of $1.2 billion and two interest rate caps with an aggregate notional amount of $150.0 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$11,325	Other liabilities	$15,700

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps and caps (1)	Other assets	$15,223	Other liabilities	$22,567
(1) Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the years ended December 31, 2025, 2024 and 2023:

		Amount of Income (Loss) Recognized in Earnings For the Years Ended December 31,

(amounts in thousands)	Income Statement Location	2025	2024	2023
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$(6,286)	$(8,512)	$(1,187)
Recognized on hedged AFS debt securities	Net interest income	—	(1,049)	(1,120)
Recognized on hedged deposits	Net interest income	3,906	3,791	—
Recognized on hedged FHLB advances	Net interest income	3,049	7,878	2,307
Total		$669	$2,108	$—
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$1,635	$1,869	$(30)
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers’ derivative financial instruments on comprehensive income for the years ended December 31, 2025, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	For the Years Ended December 31,				For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023		2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,235	$—	$—	Interest income	$(2,347)	$—	$—
(1)    Amounts presented are net of taxes. Refer to NOTE 4 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for the total effect on other comprehensive income (loss) from derivatives designated as cash flow hedges for the periods presented.
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of December 31, 2025, the fair value of derivatives in a net asset position related to these agreements was $1.1 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $1.0 million of cash as collateral at December 31, 2025. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.
Disclosures about Offsetting Assets and Liabilities
The following tables present derivative instruments that are subject to enforceable master netting arrangements. Customers’ interest rate swaps, caps and collars with institutional counterparties are subject to master netting arrangements and are included in the tables below. Interest rate swaps, caps and collars with commercial banking customers are not subject to master netting arrangements and are excluded from the tables below. Customers has not made a policy election to offset its derivative positions.

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2025
Interest rate derivative assets with institutional counterparties	$6,294	$(5,219)	$(1,075)	$—

Interest rate derivative liabilities with institutional counterparties	$5,219	$(5,219)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2024
Interest rate derivative assets with institutional counterparties	$14,782	$(577)	$(14,205)	$—

Interest rate derivative liabilities with institutional counterparties	$577	$(577)	$—	$—

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

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following tables present the condensed financial statements for Customers Bancorp, Inc. (parent company only) as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023:
Balance Sheets

	December 31,
(amounts in thousands)	2025	2024
Assets
Cash in bank subsidiary	$215,077	$167,326
Investment securities (1)	21,472	24,998
Investments in and receivables due from bank subsidiary	2,155,427	1,826,227
Other assets	5,789	2,336
Total assets	$2,397,765	$2,020,887
Liabilities and Shareholders’ equity
Borrowings	$270,696	$172,015
Other liabilities	11,552	12,189
Total liabilities	282,248	184,204
Shareholders’ equity	2,115,517	1,836,683
Total Liabilities and Shareholders’ Equity	$2,397,765	$2,020,887
(1)    Includes perpetual preferred stock issued by domestic banks or bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, at December 31, 2025 and 2024. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the year ended December 31, 2025. No impairments or measurement adjustments have been recorded on the equity securities without a readily determinable fair value since acquisition for the year ended December 31, 2024.
Income and Comprehensive Income Statements

	For the Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Operating income:
Dividends from bank subsidiary	$45,000	$125,000	$90,000
Other	(765)	900	1,643
Total operating income	44,235	125,900	91,643
Operating expense:
Interest	7,414	8,130	8,459
Other	5,365	3,961	2,251
Total operating expense	12,779	12,091	10,710
Income before taxes and undistributed income of subsidiaries	31,456	113,809	80,933
Income tax benefit	3,047	2,445	2,026
Income before undistributed income of subsidiaries	34,503	116,254	82,959
Equity in undistributed income of subsidiaries	189,585	65,215	167,184
Net income	224,088	181,469	250,143
Preferred stock dividends	10,198	15,040	14,695
Loss on redemption of preferred stock	4,707	—	—
Net income available to common shareholders	209,183	166,429	235,448
Comprehensive income	$266,598	$221,478	$276,670
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

Statements of Cash Flows

	For the Years Ended December 31,
(amounts in thousands)	2025		2024	2023
Cash Flows from Operating Activities
Net income	$224,088		$181,469	$250,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries, net of dividends received from bank subsidiary	(189,585)		(65,215)	(167,184)
(Increase) decrease in other assets	967		(366)	2,023
Increase (decrease) in other liabilities	455		110	10,802
Net Cash Provided By (Used in) Operating Activities	35,925		115,998	95,784
Cash Flows from Investing Activities
Purchases of investment securities	—	`	(510)	(1,831)
Payments for investments in bank subsidiary	(80,000)		—	—
Other, net	—		92	72
Net Cash Provided By (Used in) Investing Activities	(80,000)		(418)	(1,759)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	165,920		2,638	3,947
Proceeds from issuance of subordinated long-term debt	98,350		—	—
Repayments of other borrowings	—		(25,000)	—
Redemption of preferred stock	(142,501)		—	—
Preferred stock dividends paid	(10,802)		(15,147)	(14,636)
Purchase of treasury stock	(5,641)		(19,243)	(39,806)
Payments of employee taxes withheld from share-based awards	(13,500)		(5,452)	(2,433)
Net Cash Provided by (Used in) Financing Activities	91,826		(62,204)	(52,928)
Net Increase (Decrease) in Cash and Cash Equivalents	47,751		53,376	41,097
Cash and Cash Equivalents - Beginning Balance	167,326		113,950	72,853
Cash and Cash Equivalents - Ending Balance	$215,077		$167,326	$113,950
NOTE 23 – BUSINESS SEGMENTS
Customers has one reportable segment. Customers derives its revenues from customers by providing loans and deposit products in the United States, and manages the business on a consolidated basis. Customers’ accounting policies of the reportable segment are the same as those described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION.
Customers’ CODM is the Executive Committee that includes the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Risk Officer, Chief Credit Officer, Chief Operating Officer and the Head of Corporate Development and Investor Relations. The Executive Committee assesses performance of Customers on a consolidated basis, and decides how to allocate resources based on net income that is also reported as net income available to common shareholders on the consolidated statement of income.
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

The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the years ended December 31, 2025, 2024 and 2023:

Segment profit or loss
	For the Years Ended December 31,
(amounts in thousands, except per share data)	2025	2024	2023
Total interest income	$1,359,587	$1,327,834	$1,367,360
Total interest expense	609,098	673,430	679,911
Net interest income	750,489	654,404	687,449
Provision for credit losses	97,958	73,451	74,611
Net interest income after provision for credit losses	652,531	580,953	612,838
Total non-interest income (1)	67,823	60,434	70,565
Non-interest expense:
Salaries and employee benefits	188,989	175,836	133,275
Technology, communication and bank operations	43,497	65,154	65,550
Commercial lease depreciation	38,337	32,543	29,898
Professional services	50,378	34,978	35,177
Loan servicing	16,900	15,909	17,075
Occupancy (2)	15,624	11,789	10,070
FDIC assessments, non-income taxes, and regulatory fees	41,184	41,684	35,036
Advertising and promotion	2,437	4,489	3,095
Legal settlement expense	—	—	4,096
Other (3)	34,577	34,632	19,391
Total non-interest expense	431,923	417,014	352,663
Income before income tax expense	288,431	224,373	330,740
Income tax expense	64,343	42,904	80,597
Segment net income	224,088	181,469	250,143
Preferred stock dividends	10,198	15,040	14,695
Loss on redemption of preferred stock	4,707	—	—
Segment net income available to common shareholders	$209,183	$166,429	$235,448

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income available to common shareholders	$209,183	$166,429	$235,448

Basic earnings per common share	$6.46	$5.28	$7.49
Diluted earnings per common share	6.26	5.09	7.32
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $3.6 million, $2.2 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of December 31, 2025 and 2024:

Segment assets
	December 31,
(amounts in thousands)	2025	2024
Segment total assets	$24,895,868	$22,308,241
Adjustments and reconciling items	—	—
Consolidated total assets	$24,895,868	$22,308,241

NOTE 24 – SUBSEQUENT EVENTS
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program (the “2026 Share Repurchase Program”) to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations.

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
Management of Customers Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. Customers Bancorp maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to its management on a timely basis to allow decisions regarding required disclosure. Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2025. Based upon that evaluation, Customers Bancorp’s management concluded that its disclosure controls and procedures are effective as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting. Under the supervision and with the participation of management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, Customers Bancorp’s management assessed the effectiveness of Customers Bancorp’s internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, Customers Bancorp’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
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
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2025, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, Customers Bancorp’s internal control over financial reporting.

Item 9B.    Other Information
During the fourth quarter of 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
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
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections titled “Board of Directors and Executive Management,” and “Board and Corporate Governance,” and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections titled “Director Compensation,” “Executive Compensation,” and “Board and Corporate Governance,” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLANS
The following table provides certain summary information as of December 31, 2025, concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity Compensation Plans
Approved by Security Holders (1)	2,279,404	$28.35	283,983

Equity Compensation Plans Not
Approved by Security Holders (3)	6,663	N/A	—
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
(3)Includes one-time employment inducement awards under the New York Stock Exchange listing rules of 22,300 restricted stock units in connection with the onboarding of the venture banking team in 2023, of which 6,663 unvested restricted stock units remain outstanding as of December 31, 2025. The grant of the restricted stock units was made outside of the Customers Bancorp Inc. 2019 Plan and approved by Customers Board of Directors, including all of its independent directors present at the meeting, comprising a majority of the independent directors.
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Transactions” and “Board Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this Item will be included in the Proxy Statement for the 2026 Annual Meeting of Shareholders in the section titled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

4.11	Form of 2.875% Fixed-to-Floating Rate Senior Note incorporated by reference to Exhibit 4.2 to the Customers Bancorp’s Form 8-K filed with the SEC on August 6, 2021

4.12
Second Supplemental Indenture dated as of December 22, 2025 between Customers Bancorp, Inc., as Issuer, and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Customers Bancorp’s Form 8-K filed with the SEC on December 22, 2025

Exhibit No.	Description
4.13	Form of 6.875% Fixed-to-Floating Rate Subordinated Note incorporated by reference to Exhibit 4.3 to the Customers Bancorp’s Form 8-K filed with the SEC on December 22, 2025

10.1+	Customers Bancorp, Inc. 2010 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Customers Bancorp Form 10-K filed with the SEC on March 21, 2012

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

10.8+	Supplemental Executive Retirement Plan of Jay S. Sidhu, incorporated by reference to Exhibit 10.15 to the Customers Bancorp Form S-1/A filed with the SEC on April 18, 2011

10.9+	Customers Bank Death Benefit Plan, dated as of October 23, 2019, incorporated by reference to Exhibit 10.3 to the Customers Bancorp Form 10-Q filed with the SEC on November 7, 2019

10.10+	Supplemental Executive Retirement Plan of Samvir Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on May 18, 2021

10.11+	Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 8-K filed with the SEC on May 6, 2022

10.12+	Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 20, 2022

10.13+
Change of Control Agreement, dated as of May 19, 2019 by and between Customers Bancorp, Inc. and Lyle Cunningham incorporated by reference to Exhibit 10.4 to Customers Bancorp’s Form 10-Q filed with the SEC on August 8, 2022

10.14+
Change of Control Agreement, dated as of May 31, 2022 by and between Customers Bancorp, Inc. and Jessie John D. Velasquez incorporated by reference to Exhibit 10.5 to Customers Bancorp’s Form 10-Q filed with the SEC on August 8, 2022

10.15+	Second Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 19, 2023

10.16+	Third Amendment to Customers Bancorp, Inc. 2019 Stock Incentive Plan, incorporated by reference to Appendix B to the Customers Bancorp Proxy Statement on Schedule 14A with the SEC on April 17, 2024

10.17+
Agreement and Mutual General Release, dated April 25, 2024, by and between Customers Bancorp, Inc. and Carla A. Leibold, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 10-Q filed with the SEC on May 9, 2024

10.18+	Form of Split Dollar Life Insurance Agreement, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 10-Q filed with the SEC on May 9, 2024

10.19
Written Agreement by and among Customers Bancorp, Inc., Customers Bank and Federal Reserve Bank of Philadelphia, dated August 5, 2024, incorporated by reference to Exhibit 10.2 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2024

10.20
Consent Order by the Commonwealth of Pennsylvania, Department of Banking and Securities, Bureau of Bank Supervision, dated August 5, 2024, incorporated by reference to Exhibit 10.3 to Customers Bancorp's Form 10-Q filed with the SEC on August 8, 2024

Exhibit No.	Description
10.21+	Supplemental Executive Retirement Plan of Thomas H. Kasulka, incorporated by reference to Exhibit 10.30 to Customers Bancorp’s Form 10-K filed with the SEC on February 28, 2025

10.22+	Form of Amended Stock Option Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Customers Bancorp's Form 10-Q filed with the SEC on May 9, 2025

10.23+
Form of Amended Restricted Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Customers Bancorp's Form 10-Q filed with the SEC on May 9, 2025

10.24+
Form of Amended Long-Term Incentive Performance Stock Unit Award Agreement relating to the 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Customers Bancorp's Form 10-Q filed with the SEC on August 7, 2025

10.25+
Employment Agreement, dated as of June 10, 2025, by and between Customers Bancorp, Inc. and Mark R. McCollom, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K/A filed with the SEC on June 11, 2025

10.26+
Employment Agreement, dated as of January 1, 2026, by and between Customers Bancorp, Inc. and Jay S. Sidhu, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.27+
Employment Agreement, dated as of January 1, 2026, by and between Customers Bancorp, Inc. and Samvir S. Sidhu, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.28+
Performance Share Unit Agreement, dated as of July 25, 2025, by and between Customers Bancorp, Inc. and Samvir S. Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.29+
Offer Letter, dated as of January 8, 2026, by and between Customers Bank and Stephen Wyremski, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 26, 2026

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

101
The following financial statements from the Customers’ Annual Report on Form 10-K as of and for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

February 27, 2026	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:	Title(s):	Date:
/s/ Samvir S. Sidhu	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2026
Samvir S. Sidhu

/s/ Mark R. McCollom	Executive Vice President - Chief Financial Officer (principal financial officer)	February 27, 2026
Mark R. McCollom

/s/ Jessie John D. Velasquez	Executive Vice President - Chief Accounting Officer (principal accounting officer)	February 27, 2026
Jessie John D. Velasquez

/s/ Andrea R. Allon	Director	February 27, 2026
Andrea R. Allon

/s/ Bernard B. Banks	Director	February 27, 2026
Bernard B. Banks

/s/ Robert J. Buford	Director	February 27, 2026
Robert J. Buford

/s/ M. Michael Gill	Director	February 27, 2026
M. Michael Gill

/s/ Robert M. Krasne	Director	February 27, 2026
Robert M. Krasne

/s/ Susan D. Looney	Director	February 27, 2026
Susan D. Looney

/s/ Robert N. Mackay	Director	February 27, 2026
Robert N. Mackay

Signature:	Title(s):	Date:
/s/ Daniel K. Rothermel	Director	February 27, 2026
Daniel K. Rothermel

/s/ Jay S. Sidhu	Executive Chairman and Director	February 27, 2026
Jay S. Sidhu

/s/ Dalton T. Sirmans	Director	February 27, 2026
Dalton T. Sirmans

/s/ T. Lawrence Way	Director	February 27, 2026
T. Lawrence Way

/s/ Steven J. Zuckerman	Director	February 27, 2026
Steven J. Zuckerman