Form 10-Q
period 2026-03-31
Customers Bancorp, Inc.
filed 2026-05-08
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On May 5, 2026, 33,825,088 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of March 31, 2026 and for the three month periods ended March 31, 2026 and 2025 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4.	Controls and Procedures	77

PART II

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

SIGNATURES		81

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2019 Plan	2019 Stock Incentive Plan
2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
2026 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2026
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fintech	Third-Party Financial Technology
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use

SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$89,153	$62,051
Interest earning deposits	4,709,051	4,349,412
Cash and cash equivalents	4,798,204	4,411,463
Investment securities, at fair value (includes allowance for credit losses of $24,566 and $28,805, respectively)	1,993,152	1,937,646
Investment securities held to maturity	663,545	729,134
Loans held for sale (includes $3,226 and $2,745, respectively, at fair value)	20,282	26,102
Loans and leases receivable	15,519,493	15,041,340
Loans receivable, mortgage finance, at fair value	1,758,685	1,612,997
Loans receivable, installment, at fair value	93,086	102,077
Allowance for credit losses on loans and leases	(160,962)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	17,210,302	16,600,758
FHLB, Federal Reserve Bank, and other restricted stock	117,880	110,411
Accrued interest receivable	105,002	103,626
Bank premises and equipment, net	15,749	16,745
Bank-owned life insurance	306,927	305,503
Other real estate owned	12,506	12,432
Goodwill and other intangibles	3,629	3,629
Other assets	633,589	638,419
Total assets	$25,880,767	$24,895,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$6,739,713	$6,303,748
Interest bearing	14,852,932	14,474,956
Total deposits	21,592,645	20,778,704
Federal funds purchased	70,000	—
FHLB advances	1,561,655	1,325,068
Other borrowings	99,243	99,208
Subordinated debt	171,614	281,147
Accrued interest payable and other liabilities	241,310	296,224
Total liabilities	23,736,467	22,780,351
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,311,997 and 36,188,920 shares issued as of March 31, 2026 and December 31, 2025; 33,692,632 and 34,191,223 shares outstanding as of March 31, 2026 and December 31, 2025	36,312	36,189
Additional paid in capital	669,112	666,756
Retained earnings	1,604,847	1,535,194
Accumulated other comprehensive income (loss), net	(54,657)	(54,050)
Treasury stock, at cost (2,619,365 and 1,997,697 shares as of March 31, 2026 and December 31, 2025)	(111,314)	(68,572)
Total shareholders’ equity	2,144,300	2,115,517
Total liabilities and shareholders’ equity	$25,880,767	$24,895,868
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans and leases	$258,734	$231,008
Investment securities	32,141	34,339
Interest earning deposits	41,830	42,914
Loans held for sale	1,235	4,761
Other	2,372	1,887
Total interest income	336,312	314,909
Interest expense:
Deposits	126,126	131,308
FHLB advances	12,935	11,801
Subordinated debt	4,621	3,212
Federal funds purchased	13	—
Other borrowings	1,266	1,142
Total interest expense	144,961	147,463
Net interest income	191,351	167,446
Provision for credit losses	23,372	28,297
Net interest income after provision for credit losses	167,979	139,149
Non-interest income:
Commercial lease income	15,418	10,668
Loan fees	10,506	7,235
Bank-owned life insurance	3,084	4,660
Mortgage finance transactional fees	1,306	933
Net gain (loss) on sale of loans and leases	1,044	2
Net gain (loss) on sale of investment securities	355	—
Impairment loss on debt securities	—	(51,319)
Other	2,603	3,331
Total non-interest income (loss)	34,316	(24,490)
Non-interest expense:
Salaries and employee benefits	51,294	42,674
Technology, communication and bank operations	11,643	11,312
Commercial lease depreciation	12,692	8,463
Professional services	11,695	11,857
Loan servicing	3,859	4,630
Occupancy	3,956	3,412
FDIC assessments, non-income taxes and regulatory fees	8,215	11,750
Advertising and promotion	554	528
Other	8,080	8,145
Total non-interest expense	111,988	102,771
Income before income tax expense (benefit)	90,307	11,888
Income tax expense (benefit)	20,654	(1,024)
Net income	69,653	12,912
Preferred stock dividends	—	3,389
Net income available to common shareholders	$69,653	$9,523

Basic earnings per common share	$2.04	$0.30
Diluted earnings per common share	1.97	0.29
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$69,653	$12,912
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	5,120	(13,249)
Income tax effect	(1,356)	3,484
Reclassification adjustments for (gains) losses included in net income	(355)	51,319
Income tax effect	94	(13,497)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	887	1,169
Income tax effect	(236)	(307)
Net unrealized gains (losses) on available for sale debt securities	4,154	28,919
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(6,944)	—
Income tax effect	1,840	—
Reclassification adjustment for (gains) losses included in net income	467	—
Income tax effect	(124)	—
Net unrealized gains (losses) on cash flow hedges	(4,761)	—
Other comprehensive income (loss), net of income tax effect	(607)	28,919
Comprehensive income (loss)	$69,046	$41,831
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended March 31, 2026
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2025	—	$—	34,191,223	$36,189	$666,756	$1,535,194	$(54,050)	$(68,572)	$2,115,517
Net income	—	—	—	—	—	69,653	—	—	69,653
Other comprehensive income (loss)	—	—	—	—	—	—	(607)	—	(607)
Share-based compensation expense	—	—	—	—	5,831	—	—	—	5,831
Issuance of common stock under share-based compensation arrangements	—	—	123,077	123	(3,475)	—	—	—	(3,352)
Repurchase of common shares	—	—	(621,668)	—	—	—	—	(42,742)	(42,742)
Balance, March 31, 2026	—	$—	33,692,632	$36,312	$669,112	$1,604,847	$(54,657)	$(111,314)	$2,144,300

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	12,912	—	—	12,912
Other comprehensive income (loss)	—	—	—	—	—	—	28,919	—	28,919
Preferred stock dividends (1)	—	—	—	—	—	(3,389)	—	—	(3,389)
Share-based compensation expense	—	—	—	—	4,295	—	—	—	4,295
Issuance of common stock under share-based compensation arrangements	—	—	236,831	237	(9,456)	—	—	—	(9,219)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, March 31, 2025	5,700,000	$137,794	31,479,132	$35,995	$570,172	$1,335,534	$(67,641)	$(147,294)	$1,864,560
(1)Dividends per share of $0.616789 and $0.592902 were declared on Series E and F preferred stock, respectively, for the three months ended March 31, 2025.

See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$69,653	$12,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	23,372	28,297
Depreciation and amortization	14,235	15,639
Share-based compensation expense	5,728	4,246
Deferred taxes	3,338	(24,941)
Net amortization (accretion) of investment securities premiums and discounts	(991)	(725)
Unrealized (gain) loss on investment securities	86	(160)
Impairment loss on debt securities	—	51,319
Net (gain) loss on sale of investment securities	(355)	—
Unrealized (gain) loss on derivatives	11	(712)
Fair value adjustment on loans held for sale	(347)	667
Fair value adjustment on loans held for investment	231	—
Net (gain) loss on sale of loans and leases	(1,044)	(2)
Origination and purchases of loans held for sale	(171,423)	(299,808)
Proceeds from sales and repayments of loans held for sale	185,771	326,356
Amortization (accretion) of loan net deferred fees, discounts and premiums	(7,266)	(4,365)
Earnings on investment in bank-owned life insurance	(3,084)	(4,660)
(Increase) decrease in accrued interest receivable and other assets	(28,043)	(10,470)
Increase (decrease) in accrued interest payable and other liabilities	(54,802)	528
Net Cash Provided By (Used In) Operating Activities	35,070	94,121
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	130,026	99,521
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	66,601	69,058
Proceeds from sales of investment securities available for sale	41,296	—
Purchases of investment securities available for sale	(225,464)	(156,689)
Purchases of investment securities held to maturity	—	(14,022)
Origination of mortgage finance loans	(7,335,209)	(5,329,199)
Proceeds from repayments of mortgage finance loans	7,203,610	5,287,252
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(457,955)	(337,435)
Proceeds from sales of loans and leases	19,194	1,081
Purchases of loans	(57,826)	(106,020)
Purchases of bank-owned life insurance	—	(1,462)
Proceeds from bank-owned life insurance	1,431	5,102
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(7,469)	(544)
Purchases of bank premises and equipment	(49)	(686)
Proceeds from sales of leased assets under lessor operating leases	434	413
Purchases of leased assets under lessor operating leases	(4,905)	(16,398)
Net Cash Provided By (Used In) Investing Activities	(626,285)	(500,028)

	(continued)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities
Net increase (decrease) in deposits	824,059	66,911
Net increase (decrease) in federal funds purchased	70,000	—
Proceeds from long-term borrowed funds from FHLB and FRB	420,000	100,000
Repayments of long-term borrowed funds from FHLB and FRB	(180,000)	(100,000)
Repayments of subordinated long-term debt	(110,000)	—
Preferred stock dividends paid	—	(3,434)
Purchase of treasury stock	(42,742)	(5,641)
Payments of employee taxes withheld from share-based awards	(3,607)	(9,815)
Proceeds from issuance of common stock	246	645
Net Cash Provided By (Used In) Financing Activities	977,956	48,666
Net Increase (Decrease) in Cash and Cash Equivalents	386,741	(357,241)
Cash and Cash Equivalents – Beginning	4,411,463	3,785,931
Cash and Cash Equivalents – Ending	$4,798,204	$3,428,690

Non-cash Investing and Financing Activities:
Transfer of loans held for sale to held for investment	$674	$135,815
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (the “2025 Form 10-K”). The 2025 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three months ended March 31, 2026.
Recently Issued Accounting Standards
Presented below are recently issued accounting standards that Customers has adopted during the current period as well as those that the FASB has issued but are not yet effective.

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

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2026	2025
Net income available to common shareholders	$69,653	$9,523

Weighted-average number of common shares outstanding – basic	34,080,834	31,447,623
Share-based compensation plans	1,233,001	1,042,949
Weighted-average number of common shares – diluted	35,313,835	32,490,572

Basic earnings per common share	$2.04	$0.30
Diluted earnings per common share	1.97	0.29
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Anti-dilutive securities:
Share-based compensation awards	3,532	22,027

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025. Amounts in parentheses indicate reductions to AOCI:

	Three Months Ended March 31, 2026
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(57,012)	$2,962	$(54,050)
Unrealized gains (losses) arising during period, before tax	5,120	(6,944)	(1,824)
Income tax effect	(1,356)	1,840	484
Other comprehensive income (loss) before reclassifications	3,764	(5,104)	(1,340)
Reclassification adjustments for (gains) losses included in net income, before tax	(355)	467	112
Income tax effect	94	(124)	(30)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(261)	343	82
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	887	—	887
Income tax effect	(236)	—	(236)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	651	—	651
Net current-period other comprehensive income (loss)	4,154	(4,761)	(607)
Balance at March 31	$(52,858)	$(1,799)	$(54,657)

	Three Months Ended March 31, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(96,560)	$—	$(96,560)
Unrealized gains (losses) arising during period, before tax	(13,249)	—	(13,249)
Income tax effect	3,484	—	3,484
Other comprehensive income (loss) before reclassifications	(9,765)	—	(9,765)
Reclassification adjustments for (gains) losses included in net income, before tax	51,319	—	51,319
Income tax effect	(13,497)	—	(13,497)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	37,822	—	37,822
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,169	—	1,169
Income tax effect	(307)	—	(307)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	862	—	862
Net current-period other comprehensive income (loss)	28,919	—	28,919
Balance at March 31	$(67,641)	$—	$(67,641)
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

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$273,593	$(42)	$2,394	$(239)	$275,706
Agency-guaranteed residential mortgage-backed securities	491,169	—	2,057	(2,366)	490,860
Agency-guaranteed residential collateralized mortgage obligations	481,331	—	3,245	(7,918)	476,658
Agency-guaranteed commercial collateralized mortgage obligations	117,586	—	287	(4,449)	113,424
Corporate notes	294,229	(24,524)	430	(23,837)	246,298
Private label collateralized mortgage obligations	370,550	—	—	(11,644)	358,906
Available for sale debt securities	$2,028,458	$(24,566)	$8,413	$(50,453)	1,961,852
Equity securities (2)					31,300
Total investment securities, at fair value					$1,993,152

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$239,259	$(586)	$—	$(860)	$237,813
Agency-guaranteed residential mortgage-backed securities	410,648	—	3,238	(125)	413,761
Agency-guaranteed residential collateralized mortgage obligations	496,595	—	4,307	(7,395)	493,507
Agency-guaranteed commercial collateralized mortgage obligations	118,049	—	548	(3,021)	115,576
Corporate notes	340,793	(28,219)	1,091	(27,807)	285,858
Private label collateralized mortgage obligations	376,803	—	—	(16,783)	360,020
Available for sale debt securities	$1,982,147	$(28,805)	$9,184	$(55,991)	1,906,535
Equity securities (2)					31,111
Total investment securities, at fair value					$1,937,646
(1)Accrued interest on AFS debt securities totaled $11.2 million and $9.2 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Primarily includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at March 31, 2026 and December 31, 2025. No impairments or measurement adjustments have been recorded on equity securities without a readily determinable fair value during the three months ended March 31, 2026 and 2025.
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

Proceeds from the sale of AFS debt securities were $41.3 million for the three months ended March 31, 2026. There was no sale of AFS debt securities for the three months ended March 31, 2025. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the periods presented:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Gross realized gains	$674	$—
Gross realized losses	(319)	—
Net realized gains (losses) on sale of available for sale debt securities	$355	$—
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	March 31, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$73,585	$61,427
Due after one year through five years	115,513	92,456
Due after five years through ten years	105,131	92,415
Asset-backed securities	273,593	275,706
Agency-guaranteed residential mortgage-backed securities	491,169	490,860
Agency-guaranteed residential collateralized mortgage obligations	481,331	476,658
Agency-guaranteed commercial collateralized mortgage obligations	117,586	113,424
Private label collateralized mortgage obligations	370,550	358,906
Total available for sale debt securities	$2,028,458	$1,961,852
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$2,204	$(239)	$2,204	$(239)
Agency-guaranteed residential mortgage-backed securities	224,467	(2,309)	3,750	(57)	228,217	(2,366)
Agency-guaranteed residential collateralized mortgage obligations	107,682	(767)	88,077	(7,151)	195,759	(7,918)
Agency-guaranteed commercial collateralized mortgage obligations	20,823	(561)	73,652	(3,888)	94,475	(4,449)
Corporate notes	71,418	(1,332)	86,274	(9,226)	157,692	(10,558)
Private label collateralized mortgage obligations	—	—	358,907	(11,644)	358,907	(11,644)
Total	$424,390	$(4,969)	$612,864	$(32,205)	$1,037,254	$(37,174)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$1,478	$(176)	$1,478	$(176)
Agency-guaranteed residential mortgage-backed securities	121,782	(95)	3,793	(30)	125,575	(125)
Agency-guaranteed residential collateralized mortgage obligations	171,773	(905)	92,018	(6,490)	263,791	(7,395)
Agency-guaranteed commercial collateralized mortgage obligations	21,190	(276)	75,013	(2,745)	96,203	(3,021)
Corporate notes	26,590	(910)	83,414	(9,086)	110,004	(9,996)
Private label collateralized mortgage obligations	—	—	360,020	(16,783)	360,020	(16,783)
Total	$341,335	$(2,186)	$615,736	$(35,310)	$957,071	$(37,496)
At March 31, 2026, there were 33 AFS debt securities with unrealized losses in the less-than-twelve-months category and 43 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 76 securities, and it is not more likely than not that Customers will be required to sell any of the 76 securities before recovery of the amortized cost basis. At December 31, 2025, there were 57 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three months ended March 31, 2026 and 2025. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.
The following table presents the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended March 31,
	2026			2025
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Private label CMOs	Total
Balance at January 1	$586	$28,219	$28,805	$362	$7,135	$107	$7,604
Credit losses on previously impaired securities	—	7,043	7,043	66	7,007	—	7,073
Decrease in allowance for credit losses on previously impaired securities	(544)	(1,688)	(2,232)	(75)	(146)	—	(221)
Reduction due to sales and intent to sell	—	(9,050)	(9,050)	—	(1,222)	(107)	(1,329)
Balance at March 31	$42	$24,524	$24,566	$353	$12,774	$—	$13,127

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. No accrued interest income was reversed for the three months ended March 31, 2026. Customers recorded a reversal of $4.1 million in accrued interest income for the three months ended March 31, 2025.
At March 31, 2026 and December 31, 2025, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
At March 31, 2026 and December 31, 2025, Customers Bank had pledged AFS investment securities aggregating $1.4 billion in fair value as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$217,790	$—	$217,790	$140	$(2,426)	$215,504
Agency-guaranteed residential mortgage-backed securities	6,665	—	6,665	—	(754)	5,911
Agency-guaranteed commercial mortgage-backed securities	1,666	—	1,666	—	(240)	1,426
Agency-guaranteed residential collateralized mortgage obligations	150,633	—	150,633	—	(14,760)	135,873
Agency-guaranteed commercial collateralized mortgage obligations	181,395	—	181,395	—	(26,123)	155,272
Private label collateralized mortgage obligations	105,396	—	105,396	—	(10,920)	94,476
Total held to maturity debt securities	$663,545	$—	$663,545	$140	$(55,223)	$608,462

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$258,371	$—	$258,371	$678	$(2,432)	$256,617
Agency-guaranteed residential mortgage-backed securities	6,708	—	6,708	—	(718)	5,990
Agency-guaranteed commercial mortgage-backed securities	1,687	—	1,687	—	(238)	1,449
Agency-guaranteed residential collateralized mortgage obligations	153,662	—	153,662	—	(10,629)	143,033
Agency-guaranteed commercial collateralized mortgage obligations	182,272	—	182,272	—	(22,242)	160,030
Private label collateralized mortgage obligations	126,434	—	126,434	—	(9,955)	116,479
Total held to maturity debt securities	$729,134	$—	$729,134	$678	$(46,214)	$683,598
(1)Accrued interest on HTM debt securities totaled $1.3 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	March 31, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$217,790	$215,504
Agency-guaranteed residential mortgage-backed securities	6,665	5,911
Agency-guaranteed commercial mortgage-backed securities	1,666	1,426
Agency-guaranteed residential collateralized mortgage obligations	150,633	135,873
Agency-guaranteed commercial collateralized mortgage obligations	181,395	155,272
Private label collateralized mortgage obligations	105,396	94,476
Total held to maturity debt securities	$663,545	$608,462
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at March 31, 2026 and December 31, 2025. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at March 31, 2026 and December 31, 2025. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at March 31, 2026 and December 31, 2025. The asset-backed securities are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	March 31, 2026
(amounts in thousands)	AAA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$217,790	$217,790
Agency-guaranteed residential mortgage-backed securities	—	6,665	6,665
Agency-guaranteed commercial mortgage-backed securities	—	1,666	1,666
Agency-guaranteed residential collateralized mortgage obligations	—	150,633	150,633
Agency-guaranteed commercial collateralized mortgage obligations	—	181,395	181,395
Private label collateralized mortgage obligations	86,556	18,840	105,396
Total held to maturity debt securities	$86,556	$576,989	$663,545
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. At March 31, 2026 and December 31, 2025, there were no HTM debt securities past due under the terms of their agreements or in non-accrual status.
At March 31, 2026 and December 31, 2025, Customers Bank had pledged HTM investment securities aggregating $393.0 million and $406.5 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of March 31, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	March 31, 2026	December 31, 2025
Residential mortgage loans, at fair value	$1,767	$1,851
Personal installment loans, at lower of cost or fair value	17,056	23,357
Other installment loans, at fair value	1,459	894
Total loans held for sale	$20,282	$26,102
Total loans held for sale included NPLs of $0.3 million as of March 31, 2026 and December 31, 2025.
Refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the the three months ended March 31, 2025.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of March 31, 2026 and December 31, 2025:

(amounts in thousands)	March 31, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,398,205	$7,090,087
Other commercial and industrial	1,076,473	1,121,087
Multifamily	2,510,697	2,490,336
Commercial real estate owner occupied	1,279,501	1,135,119
Commercial real estate non-owner occupied	1,742,989	1,738,821
Construction	204,999	162,966
Total commercial loans and leases receivable	14,212,864	13,738,416
Consumer:
Residential real estate	495,458	497,567
Manufactured housing	26,065	27,452
Installment:
Personal	599,302	581,340
Other	185,804	196,565
Total consumer loans receivable	1,306,629	1,302,924
Loans and leases receivable	15,519,493	15,041,340
Loans receivable, mortgage finance, at fair value	1,758,685	1,612,997
Loans receivable, installment, at fair value	93,086	102,077
Allowance for credit losses on loans and leases	(160,962)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$17,210,302	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $316.9 million and $306.5 million at March 31, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(29.0) million and $(30.3) million at March 31, 2026 and December 31, 2025, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $87.1 million and $89.9 million at March 31, 2026 and December 31, 2025, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At March 31, 2026 and December 31, 2025, there were $40.7 million and $34.2 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$4,858	$—	$18,263	$23,121	$8,447,378	$8,470,499
Multifamily	29,665	—	—	29,665	2,481,032	2,510,697
Commercial real estate owner occupied	2,880	1,662	4,001	8,543	1,270,958	1,279,501
Commercial real estate non-owner occupied	10,000	—	135	10,135	1,732,854	1,742,989
Construction	—	—	—	—	204,999	204,999
Residential real estate	13,634	1,709	2,944	18,287	477,171	495,458
Manufactured housing	287	104	1,396	1,787	24,278	26,065
Installment	8,356	3,182	3,736	15,274	769,832	785,106
Total	$69,680	$6,657	$30,475	$106,812	$15,408,502	$15,515,314

	December 31, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$9,212	$12,888	$7,359	$29,459	$8,177,047	$8,206,506
Multifamily	17,506	—	2,092	19,598	2,470,738	2,490,336
Commercial real estate owner occupied	3,124	158	3,875	7,157	1,127,962	1,135,119
Commercial real estate non-owner occupied	65	—	168	233	1,738,588	1,738,821
Construction	—	—	—	—	162,966	162,966
Residential real estate	11,259	4,376	5,197	20,832	476,735	497,567
Manufactured housing	533	205	1,466	2,204	25,248	27,452
Installment	8,744	3,519	4,483	16,746	761,159	777,905
Total	$50,443	$21,146	$24,640	$96,229	$14,940,443	$15,036,672
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $3.9 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date.
(4)Includes PCD loans of $120.0 million and $118.5 million at March 31, 2026 and December 31, 2025, respectively.

Non-accrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on non-accrual status:

	March 31, 2026			December 31, 2025
(amounts in thousands)	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans
Commercial and industrial, including specialized lending	$6,916	$11,672	$18,588	$8,108	$11,682	$19,790
Multifamily	9,090	—	9,090	2,092	—	2,092
Commercial real estate owner occupied	5,740	—	5,740	3,876	—	3,876
Commercial real estate non-owner occupied	135	—	135	168	—	168
Residential real estate	7,354	155	7,509	9,513	158	9,671
Manufactured housing	—	1,143	1,143	—	1,192	1,192
Installment	—	3,736	3,736	—	4,483	4,483
Total	$29,235	$16,706	$45,941	$23,757	$17,515	$41,272
Interest income recognized on non-accrual loans was insignificant for the three months ended March 31, 2026 and 2025. Accrued interest reversed when the loans went to non-accrual status was insignificant for the three months ended March 31, 2026 and 2025.
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
At March 31, 2026 and December 31, 2025, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
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
At March 31, 2026, Customers had $1.6 million of consumer installment loans, at fair value, in non-accrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three months ended March 31, 2026 and 2025 are presented in the tables below:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(4,479)	(2,630)	(30)	—	—	(1)	—	(9,932)	(17,072)
Recoveries	1,903	—	35	—	—	1	—	1,878	3,817
Provision (benefit) for credit losses on loans and leases	6,107	2,738	120	(458)	447	(786)	(53)	10,446	18,561
Ending Balance, March 31, 2026	$41,214	$19,441	$10,556	$18,470	$2,672	$5,713	$3,338	$59,558	$160,962

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Charge-offs	(4,507)	(3,834)	(19)	—	—	—	—	(12,403)	(20,763)
Recoveries	1,276	—	3	—	3	—	—	2,337	3,619
Provision (benefit) for credit losses on loans and leases	4,436	4,113	41	653	11	195	(29)	12,025	21,445
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076

(1)    Includes specialized lending.
At March 31, 2026, the ACL on loans and leases was $161.0 million, an increase of $5.3 million from the December 31, 2025 balance of $155.7 million. The increase in ACL for the three months ended March 31, 2026 was primarily attributable to a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment.
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

The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended March 31, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$6,440	$—	$—	$—	$6,440	0.08%
Manufactured housing	—	—	—	—	42	42	0.16%
Personal installment	99	803	565	620	—	2,087	0.35%
Total	$99	$7,243	$565	$620	$42	$8,569

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$731	$766	$—	$—	$1,497	0.02%
Personal installment	2,616	1,440	118	128	4,302	0.87%
Total	$3,347	$2,206	$118	$128	$5,799

As of March 31, 2026, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three months ended March 31, 2026.
The following table summarizes the impacts of loan modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	13	0	$—	—%	11	6	$—
Manufactured housing	4.3	40	0	—	—	0	0	—
Personal installment	13.3	5	10	306	13.2	5	7	73

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended March 31, 2026 and 2025:

	March 31, 2026
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$1,325	$—	$—	$17,304	$18,629
Manufactured housing	—	—	—	42	42
Personal installment	621	315	444	4,674	6,054
Total	$1,946	$315	$444	$22,020	$24,725

	March 31, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$11,179	$11,179
Residential real estate	—	—	—	302	302
Manufactured housing	—	—	17	299	316
Personal installment	188	347	136	5,951	6,622
Total	$188	$347	$153	$17,731	$18,419
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended March 31, 2026 and 2025, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or non-accrual.
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
To facilitate the monitoring of credit quality within the commercial and industrial including specialized lending, multifamily, owner occupied commercial real estate, non-owner occupied commercial real estate, and construction loan portfolios, and as an input in the ACL lifetime loss rate model for the commercial and industrial loan portfolio, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 6), special mention, substandard, doubtful and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to manage those loans and leases. The 2025 Form 10-K describes Customers Bancorp’s risk rating grades.
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

The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of March 31, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$858,546	$2,094,727	$1,153,593	$482,935	$787,170	$320,169	$2,349,720	$219,819	$8,266,679
Special mention	—	15,831	4,444	—	17,956	2,526	9,077	7,766	57,600
Substandard	—	151	13,924	1,749	30,218	96,829	497	2,852	146,220
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$858,546	$2,110,709	$1,171,961	$484,684	$835,344	$419,524	$2,359,294	$230,437	$8,470,499

Commercial and industrial loans and leases charge-offs:
Three Months Ended March 31, 2026	$—	$3,616	$—	$—	$82	$781	$—	$—	$4,479

Multifamily loans:
Pass	$84,962	$455,473	$233,082	$764	$1,138,332	$484,184	$—	$—	$2,396,797
Special mention	—	—	—	—	14,474	23,536	—	—	38,010
Substandard	—	—	—	—	7,149	68,741	—	—	75,890
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$84,962	$455,473	$233,082	$764	$1,159,955	$576,461	$—	$—	$2,510,697

Multifamily loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$—	$2,630	$—	$—	$2,630

Commercial real estate owner occupied loans:
Pass	$101,158	$277,885	$334,237	$45,951	$192,272	$270,532	$7,604	$31	$1,229,670
Special mention	—	17,706	—	2,920	10,314	134	—	—	31,074
Substandard	—	—	—	4,863	2,828	11,066	—	—	18,757
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$101,158	$295,591	$334,237	$53,734	$205,414	$281,732	$7,604	$31	$1,279,501

Commercial real estate owner occupied loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$30	$—	$—	$—	$30

Commercial real estate non-owner occupied loans:
Pass	$90,722	$522,973	$163,429	$14,073	$333,976	$578,275	$350	$2,000	$1,705,798
Special mention	—	—	—	24,041	3,540	5,449	—	—	33,030
Substandard	—	—	—	—	3,153	1,008	—	—	4,161
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$90,722	$522,973	$163,429	$38,114	$340,669	$584,732	$350	$2,000	$1,742,989

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year as of March 31, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$11,285	$57,836	$60,806	$53,608	$21,464	$—	$—	$—	$204,999
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$11,285	$57,836	$60,806	$53,608	$21,464	$—	$—	$—	$204,999

Construction loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$1,146,673	$3,442,582	$1,963,515	$630,904	$2,562,846	$1,862,449	$2,367,248	$232,468	$14,208,685

Total commercial loans and leases receivable charge-offs:
Three Months Ended March 31, 2026	$—	$3,616	$—	$—	$112	$3,411	$—	$—	$7,139

Residential real estate loans:
Performing	$3,581	$49,360	$32,216	$18,022	$151,794	$188,287	$44,956	$—	$488,216
Non-performing	—	—	130	974	491	5,480	167	—	7,242
Total residential real estate loans	$3,581	$49,360	$32,346	$18,996	$152,285	$193,767	$45,123	$—	$495,458

Residential real estate loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$1	$—	$—	$—	$1

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$24,499	$—	$—	$24,499
Non-performing	—	—	—	—	—	1,566	—	—	1,566
Total manufactured housing loans	$—	$—	$—	$—	$—	$26,065	$—	$—	$26,065

Manufactured housing loans charge-offs:
Three Months Ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$105,112	$226,706	$65,468	$156,478	$130,444	$58,564	$38,824	$—	$781,596
Non-performing	—	446	359	1,555	739	307	104	—	3,510
Total installment loans	$105,112	$227,152	$65,827	$158,033	$131,183	$58,871	$38,928	$—	$785,106

Installment loans charge-offs:
Three Months Ended March 31, 2026	$622	$1,522	$1,338	$2,530	$2,904	$1,016	$—	$—	$9,932

Total consumer loans	$108,693	$276,512	$98,173	$177,029	$283,468	$278,703	$84,051	$—	$1,306,629

Total consumer loans charge-offs:
Three Months Ended March 31, 2026	$622	$1,522	$1,338	$2,530	$2,905	$1,016	$—	$—	$9,933

Loans and leases receivable	$1,255,366	$3,719,094	$2,061,688	$807,933	$2,846,314	$2,141,152	$2,451,299	$232,468	$15,515,314

Loans and leases receivable charge-offs:
Three Months Ended March 31, 2026	$622	$5,138	$1,338	$2,530	$3,017	$4,427	$—	$—	$17,072

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,609,580	$1,280,152	$609,744	$839,184	$233,753	$129,958	$2,131,707	$167,916	$8,001,994
Special mention	7,511	4,778	—	37,976	3,633	—	9,658	7,150	70,706
Substandard	—	10,267	1,116	18,927	15,226	84,462	797	3,011	133,806
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,617,091	$1,295,197	$610,860	$896,087	$252,612	$214,420	$2,142,162	$178,077	$8,206,506

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$881	$10,880	$600	$1,307	$—	$—	$14,732

Multifamily loans:
Pass	$467,366	$233,998	$775	$1,148,681	$242,865	$290,416	$—	$—	$2,384,101
Special mention	—	—	—	14,556	20,471	16,920	—	—	51,947
Substandard	—	—	—	7,182	16,974	30,132	—	—	54,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$467,366	$233,998	$775	$1,170,419	$280,310	$337,468	$—	$—	$2,490,336

Multifamily loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$8,446	$—	$—	$8,446

Commercial real estate owner occupied loans:
Pass	$217,893	$335,437	$52,517	$195,951	$161,739	$124,346	$7,604	$32	$1,095,519
Special mention	17,785	—	—	10,676	1,214	43	—	—	29,718
Substandard	—	—	2,928	170	—	6,784	—	—	9,882
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$235,678	$335,437	$55,445	$206,797	$162,953	$131,173	$7,604	$32	$1,135,119

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$15	$417	$361	$393	$—	$—	$1,186

Commercial real estate non-owner occupied loans:
Pass	$524,297	$163,771	$14,136	$354,528	$86,017	$525,878	$3,300	$—	$1,671,927
Special mention	—	—	24,048	28,407	6,010	5,626	—	—	64,091
Substandard	—	—	—	1,754	—	1,049	—	—	2,803
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$524,297	$163,771	$38,184	$384,689	$92,027	$532,553	$3,300	$—	$1,738,821

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$3,073	$—	$—	$3,073

Construction loans:
Pass	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966

Construction loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$3,881,276	$2,083,792	$754,420	$2,679,569	$787,902	$1,215,614	$2,153,066	$178,109	$13,733,748

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$896	$11,297	$961	$13,219	$—	$—	$27,437

Residential real estate loans:
Performing	$49,521	$32,347	$18,124	$152,771	$114,934	$75,589	$44,794	$—	$488,080
Non-performing	—	133	962	1,225	1,040	4,990	1,137	—	9,487
Total residential real estate loans	$49,521	$32,480	$19,086	$153,996	$115,974	$80,579	$45,931	$—	$497,567

Residential real estate loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$53	$—	$—	$3	$—	$—	$56

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$25,845	$—	$—	$25,845
Non-performing	—	—	—	—	—	1,607	—	—	1,607
Total manufactured housing loans	$—	$—	$—	$—	$—	$27,452	$—	$—	$27,452

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$245,697	$76,563	$178,863	$159,650	$40,057	$32,671	$39,981	$1	$773,483
Non-performing	364	467	1,532	1,610	258	61	130	—	4,422
Total installment loans	$246,061	$77,030	$180,395	$161,260	$40,315	$32,732	$40,111	$1	$777,905

Installment loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,790	$15,413	$6,457	$2,809	$—	$—	$44,803

Total consumer loans	$295,582	$109,510	$199,481	$315,256	$156,289	$140,763	$86,042	$1	$1,302,924

Total consumer loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,843	$15,413	$6,457	$2,812	$—	$—	$44,859

Loans and leases receivable	$4,176,858	$2,193,302	$953,901	$2,994,825	$944,191	$1,356,377	$2,239,108	$178,110	$15,036,672

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$2,621	$5,777	$13,739	$26,710	$7,418	$16,031	$—	$—	$72,296

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Purchases (1)
Other commercial and industrial	$—	$1,079
Personal installment (2)	57,826	104,941
Total	$57,826	$106,020
Sales (3)
Specialized lending	$1,039	$—
Other commercial and industrial (4)	14,130	—
Multifamily	—	8,000
Commercial real estate owner occupied (4)	4,025	—
Personal installment	—	281
Total	$19,194	$8,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.0% and 99.5% of the loans’ unpaid principal balance for the three months ended March 31, 2026 and 2025, respectively.
(2)Installment loan purchases for the three months ended March 31, 2026 and 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.0 million for the three months ended March 31, 2026. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three months ended March 31, 2025.
(4)Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $9.7 billion and $9.4 billion at March 31, 2026 and December 31, 2025, respectively.
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
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	March 31, 2026	December 31, 2025
ASSETS
Operating lease ROU assets	Other assets	$33,003	$34,347
LIABILITIES
Operating lease liabilities	Other liabilities	$40,327	$41,719

The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2026	2025
Operating lease cost (1)	Occupancy expenses	$1,846	$1,949
(1) There were no variable lease costs for the three months ended March 31, 2026 and 2025, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at March 31, 2026:

(amounts in thousands)	March 31, 2026
2026	$5,785
2027	7,810
2028	7,527
2029	6,591
2030	4,958
Thereafter	14,643
Total minimum payments	47,314
Less: interest	6,987
Present value of lease liabilities	$40,327
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.9 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	7.2 years	7.4 years

Weighted average discount rate
Operating leases	4.20%	4.20%
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
Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three months ended March 31, 2026 and 2025.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $17.8 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively.

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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2026 and December 31, 2025:

(amounts in thousands)	Classification	March 31, 2026	December 31, 2025
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$313,823	$301,753
Guaranteed residual assets	Loans and leases receivable	27,052	26,859
Unguaranteed residual assets	Loans and leases receivable	11,287	11,788
Deferred initial direct costs	Loans and leases receivable	1,732	1,717
Unearned income	Loans and leases receivable	(36,961)	(35,575)
Net investment in direct financing and sales-type leases		$316,933	$306,542

Operating leases
Investment in operating leases	Other assets	$412,104	$407,987
Accumulated depreciation	Other assets	(116,578)	(105,706)
Deferred initial direct costs	Other assets	1,009	1,094
Net investment in operating leases		296,535	303,375
Total lease assets		$613,468	$609,917
Maturities of operating and direct financing and sales-type lease receivables were as follows at March 31, 2026:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2026	$58,500	$74,030
2027	51,959	76,658
2028	42,505	57,806
2029	31,879	45,331
2030	19,175	29,354
Thereafter	11,650	30,644
Total minimum payments	$215,668	313,823
Less: interest		36,961
Present value of lease receivables		$276,862

NOTE 9 – DEPOSITS
The components of deposits at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
(amounts in thousands)
Demand, non-interest bearing	$6,739,713	$6,303,748
Demand, interest bearing	5,085,040	5,049,151
Savings, including money market deposit accounts	6,347,633	6,129,837
Time	3,420,259	3,295,968
Total deposits	$21,592,645	$20,778,704
The scheduled maturities for time deposits at March 31, 2026 were as follows:

(amounts in thousands)	March 31, 2026
2026	$1,255,617
2027	656,002
2028	706,256
2029	434,978
2030	147,912
Thereafter	219,494
Total time deposits	$3,420,259
Time deposits greater than the FDIC limit of $250,000 totaled $1.1 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively.
Demand deposit overdrafts reclassified as loans were $1.0 million and $1.2 million at March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026 and December 31, 2025, the Bank had $1.6 billion and $1.8 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$70,000	3.69%	$—	—%
Total short-term debt	$70,000		$—
The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	March 31, 2026 (1)	December 31, 2025 (2)
FHLB advances
Maximum outstanding at any month end	$150,000	$200,000
Average balance during the period	32,778	61,781
Weighted-average interest rate during the period	4.23%	4.55%
Federal funds purchased
Maximum outstanding at any month end	$70,000	$—
Average balance during the period	1,367	—
Weighted-average interest rate during the period	3.73%	—%
(1)    For the three months ended March 31, 2026.
(2)    For the year ended December 31, 2025.
At March 31, 2026 and December 31, 2025, Customers Bank had aggregate availability under federal funds lines totaling $300.0 million and $1.6 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,561,655	(2)	4.03%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$1,561,655				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $650.0 million with maturities ranging from September 2026 to March 2028, and variable rate long-term advances from FHLB of $910.0 million with maturities ranging from June 2027 to March 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at March 31, 2026.
(2)    Includes $1.7 million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2026 and December 31, 2025, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

Maturities of long-term FHLB advances were as follows at March 31, 2026:

	March 31, 2026
(dollars in thousands)	Amount (1)	Rate (2)
2026	$100,000	4.28%
2027	860,000	3.89%
2028	180,000	4.21%
2029	—	—%
2030	240,000	4.21%
Thereafter	180,000	4.20%
Total long-term FHLB advances	$1,560,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $910.0 million with maturities ranging from June 2027 to March 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	March 31, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$4,929,018	$4,639,436
Total maximum borrowing capacity with the FRB	4,733,517	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	11,534,965	11,200,653
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	March 31, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,243	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,243	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,440	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,174	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,614	$281,147
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
(5)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024. Customers Bank called the subordinated notes on March 26, 2026.

NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On June 26, 2024, the Board of Directors of Customers Bancorp authorized a common stock repurchase program, the 2024 Share Repurchase Program, to repurchase up to 497,509 shares of the Company’s common stock. The term of the 2024 Share Repurchase Program extended for one year from June 26, 2024. Customers Bancorp purchased 104,206 shares of its common stock for $5.6 million under the 2024 Share Repurchase Program during the three months ended March 31, 2025. Customers had purchased all shares authorized under the 2024 Share Repurchase Program.
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 621,668 shares of its common stock for $42.7 million under the 2026 Share Repurchase Program during the three months ended March 31, 2026.
Preferred Stock
As of March 31, 2026 and December 31, 2025, Customers Bancorp had no series of preferred stock outstanding. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no preferred stock dividends for the three months ended March 31, 2026. Preferred stock dividends were $3.4 million for the three months ended March 31, 2025.

NOTE 12 — SHARE-BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At March 31, 2026 and December 31, 2025, the aggregate number of shares of common stock available for grant under the 2019 Plan was 45,597 and 283,983 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the three months ended March 31, 2026 and 2025 was $5.3 million and $3.9 million, respectively. At March 31, 2026, there was $42.8 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2031.
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions. There were 232,221 and 278,815 restricted stock units granted under the 2019 Plan during the three months ended March 31, 2026 and 2025, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting.
In addition, in 2025, an incentive award of 225,000 performance-based restricted stock units were granted, subject to certain performance conditions under the Company’s 2019 Stock Incentive Plan in connection with an executive appointment. These restricted stock units vest if the executive is employed by the Company as of January 1, 2031 and, at any time during a five-year period commencing on January 1, 2026, the average closing price of the Company’s common stock is, for 20 consecutive trading days, equal to or greater than $125.00.

The table below presents the status of the restricted stock units at March 31, 2026 and 2025, and changes during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at January 1,	1,028,926	$42.63	1,110,122	$32.61
Granted	232,221	65.17	278,815	50.68
Vested	(163,978)	46.94	(403,777)	28.75
Forfeited	(2,562)	51.69	(4,239)	39.30
Outstanding and unvested at March 31,	1,094,607	47.67	980,921	39.18

As a part of Customers’ annual equity compensation program, including the long-term incentive program, the Leadership Development and Compensation Committee of the Board of Directors approved granting of an aggregate of 71,935 restricted stock units and 15,043 restricted stock units and 22,563 performance based restricted stock units to certain executives (collectively, the “Contingent Grants”), subject to approval of an increase in the number of shares authorized for issuance under the 2019 Plan by the Customers Bancorp shareholders at the annual shareholders’ meeting to be held in May 2026. If shareholders do not approve the amendments to the 2019 Plan, the Contingent Grants will be canceled or settled in cash, as determined by the Leadership Development and Compensation Committee. As such, the Contingent Grants are excluded from the table above.
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
As of March 31, 2026 and December 31, 2025, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	March 31, 2026	December 31, 2025
Commitments to fund loans and leases	$305,434	$190,268
Unfunded commitments to fund mortgage finance loans	1,294,154	1,379,938
Unfunded commitments under lines of credit and credit cards	4,059,209	3,912,704
Letters of credit	46,246	43,345
Other unused and unfunded commitments	33,526	37,308
Allowance For Credit Losses on Lending-Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a provision for credit losses of $0.4 million for the three months ended March 31, 2026 resulting in an ACL of $9.4 million as of March 31, 2026. Customers recognized a provision for credit losses of $1.2 million for the three months ended March 31, 2025 resulting in an ACL of $6.1 million as of March 31, 2025. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2026 and December 31, 2025, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,193,602	12.893%	$765,633	4.500%	N/A	N/A	$1,190,985	7.000%
Customers Bank	$2,341,612	13.784%	$764,460	4.500%	$1,104,220	6.500%	$1,189,160	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,193,602	12.893%	$1,020,844	6.000%	N/A	N/A	$1,446,196	8.500%
Customers Bank	$2,341,612	13.784%	$1,019,280	6.000%	$1,359,040	8.000%	$1,443,980	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,532,424	14.884%	$1,361,126	8.000%	N/A	N/A	$1,786,478	10.500%
Customers Bank	$2,508,820	14.768%	$1,359,040	8.000%	$1,698,800	10.000%	$1,783,740	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,193,602	8.768%	$1,000,743	4.000%	N/A	N/A	$1,000,743	4.000%
Customers Bank	$2,341,612	9.367%	$999,964	4.000%	$1,249,955	5.000%	$999,964	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of March 31, 2026 and December 31, 2025:
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

The estimated fair values of Customers’ financial instruments at March 31, 2026 and December 31, 2025 were as follows:

			Fair Value Measurements at March 31, 2026
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,798,204	$4,798,204	$4,798,204	$—	$—
Debt securities, available for sale	1,961,852	1,961,852	—	1,686,146	275,706
Debt securities, held to maturity	663,545	608,462	—	392,958	215,504
Loans held for sale	20,282	20,282	—	1,767	18,515
Total loans and leases receivable, net of allowance for credit losses on loans and leases	17,210,302	16,965,491	—	1,758,685	15,206,806
FHLB, Federal Reserve Bank, and other restricted stock	117,880	117,880	—	117,880	—
Derivatives	10,363	10,363	—	10,310	53
Liabilities:
Deposits	$21,592,645	$21,600,454	$18,172,386	$3,428,068	$—
Federal funds purchased	70,000	70,000	—	70,000	—
FHLB advances	1,561,655	1,597,424	—	1,597,424	—
Other borrowings	99,243	96,760	—	96,760	—
Subordinated debt	171,614	167,648	—	167,648	—
Derivatives	14,942	14,942	—	14,942	—

			Fair Value Measurements at December 31, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,411,463	$4,411,463	$4,411,463	$—	$—
Debt securities, available for sale	1,906,535	1,906,535	—	1,668,722	237,813
Debt securities, held to maturity	729,134	683,598	—	426,981	256,617
Loans held for sale	26,102	26,102	—	1,851	24,251
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,600,758	16,307,551	—	1,612,997	14,694,554
FHLB, Federal Reserve Bank, and other restricted stock	110,411	110,411	—	110,411	—
Derivatives	11,369	11,369	—	11,325	44
Liabilities:
Deposits	$20,778,704	$20,806,081	$17,482,736	$3,323,345	$—
FHLB advances	1,325,068	1,327,565	—	1,327,565	—
Other borrowings	99,208	93,834	—	93,834	—
Subordinated debt	281,147	277,105	—	277,105	—
Derivatives	15,799	15,799	—	15,799	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$275,706	$275,706
Agency-guaranteed residential mortgage-backed securities	—	490,860	—	490,860
Agency-guaranteed residential collateralized mortgage obligations	—	476,658	—	476,658
Agency-guaranteed commercial collateralized mortgage obligations	—	113,424	—	113,424
Corporate notes	—	246,298	—	246,298
Private label collateralized mortgage obligations	—	358,906	—	358,906
Derivatives	—	10,310	53	10,363
Loans held for sale – fair value option	—	1,767	1,459	3,226
Loans receivable, mortgage finance – fair value option	—	1,758,685	—	1,758,685
Loans receivable, installment – fair value option	—	—	93,086	93,086
Total assets – recurring fair value measurements	$—	$3,456,908	$370,304	$3,827,212
Liabilities
Derivatives	$—	$14,942	$—	$14,942
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$27,494	$27,494
Other real estate owned	—	—	12,506	12,506
Total assets – nonrecurring fair value measurements	$—	$—	$40,000	$40,000

	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$237,813	$237,813
Agency-guaranteed residential mortgage–backed securities	—	413,761	—	413,761
Agency-guaranteed residential collateralized mortgage obligations	—	493,507	—	493,507
Agency-guaranteed commercial collateralized mortgage obligations	—	115,576	—	115,576
Corporate notes	—	285,858	—	285,858
Private label collateralized mortgage obligations	—	360,020	—	360,020
Derivatives	—	11,325	44	11,369
Loans held for sale – fair value option	—	1,851	894	2,745
Loans receivable, mortgage finance – fair value option	—	1,612,997	—	1,612,997
Loans receivable, installment – fair value option	—	—	102,077	102,077
Total assets – recurring fair value measurements	$—	$3,294,895	$340,828	$3,635,723
Liabilities
Derivatives	$—	$15,799	$—	$15,799
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$20,668	$20,668
Other real estate owned	—	—	12,432	12,432
Total assets – nonrecurring fair value measurements	$—	$—	$33,100	$33,100

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Asset-backed securities
(amounts in thousands)	Three Months Ended March 31,
	2026	2025
Balance at January 1	$237,813	$13,236
Purchases	67,980	157,827
Principal payments and premium amortization	(33,646)	(3,077)
Increase in allowance for credit losses	—	(66)
Decrease in allowance for credit losses	544	75
Change in fair value recognized in OCI	3,015	480
Balance at March 31	$275,706	$168,475

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Other Installment Loans
(amounts in thousands)	Three Months Ended March 31,
	2026	2025
Balance at January 1	$102,971	$162,055
Originations	671	194,333
Sales	—	(175,564)
Principal payments	(8,866)	(42,600)
Change in fair value recognized in earnings	(231)	—
Balance at March 31	$94,545	$138,224

There were no transfers between levels during the three months ended March 31, 2026 and 2025.

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2026 and December 31, 2025 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2026
Asset-backed securities	$275,706	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 1% - 13% (4%) 19% - 20% (19%)
Other real estate owned	12,506	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2025
Asset-backed securities	$237,813	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 3% - 13% (4%) 17% - 20% (19%)
Other real estate owned	12,432	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)
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
Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives include managing exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. In the past, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. Beginning in 2025, Customers also uses such derivatives to hedge the variable cash flows associated with certain variable-rate commercial and industrial loans. Interest rate swaps designated as cash flow hedges of forecasted issuance of debt and variable-rate deposit relationship involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate swaps designated as cash flow hedges of loans receivable involve the receipt of fixed amounts from a counterparty in exchange for Customers making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. At March 31, 2026, Customers had four outstanding interest rate derivatives with notional amounts totaling $1.1 billion designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. The outstanding cash flow hedges expire between July 2027 and January 2031. During the three months ended March 31, 2026, Customers entered into two interest rate derivatives with notional amounts totaling $300.0 million that were designated as cash flow hedges of certain commercial and industrial loans. Customers did not enter into any interest rate derivatives that were designated as cash flow hedges of variable-rate commercial and industrial loans during the three months ended March 31, 2025. At December 31, 2025, Customers had two outstanding interest rate derivatives with notional amounts totaling $800.0 million designated as cash flow hedges of variable-rate commercial and industrial loans.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans. During the next twelve months, Customers estimates that $1.7 million will be reclassified from AOCI as a decrease to interest income. Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (interest payments on commercial and industrial loans) over a maximum period of five years.
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

At March 31, 2026, Customers had 45 outstanding interest rate derivatives with notional amounts totaling $2.2 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the three months ended March 31, 2026 and 2025, Customers entered into four interest rate derivatives with notional amounts totaling $125.7 million and three interest rate derivatives with notional amounts totaling $320.2 million, respectively, that were designated as fair value hedges of certain deposits. At December 31, 2025, Customers had 44 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.
As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Deposits	$1,548,057	$1,697,282	$10,113	$20,232
FHLB advances	650,000	750,000	1,655	5,068
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At March 31, 2026, Customers had 108 interest rate swaps with an aggregate notional amount of $1.1 billion and twelve interest rate caps and collars with an aggregated notional amount of $485.9 million related to this program. At December 31, 2025, Customers had 118 interest rate swaps with an aggregate notional amount of $1.1 billion and ten interest rate caps and collars with an aggregate notional amount of $432.2 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$10,310	Other liabilities	$14,816

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$11,325	Other liabilities	$15,700
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three months ended March 31, 2026 and 2025:

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended March 31,
(amounts in thousands)	Income Statement Location	2026	2025
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$1,629	$(1,968)
Recognized on hedged deposits	Net interest income	(1,286)	1,173
Recognized on hedged FHLB advances	Net interest income	(249)	894
Total		$94	$99
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$16	$779
Effect of Derivative Instruments on Comprehensive Income
The following table presents the effect of Customers’ derivative financial instruments on comprehensive income for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(amounts in thousands)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,104)	$—	Interest income	$(467)	$—

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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. As of March 31, 2026, the fair value of derivatives in a net asset position related to these agreements was $2.8 million. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $4.0 million of cash as collateral at March 31, 2026. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
March 31, 2026
Interest rate derivative assets with institutional counterparties	$6,667	$(3,891)	$(2,776)	$—

Interest rate derivative liabilities with institutional counterparties	$3,891	$(3,891)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2025
Interest rate derivative assets with institutional counterparties	$6,294	$(5,219)	$(1,075)	$—

Interest rate derivative liabilities with institutional counterparties	$5,219	$(5,219)	$—	$—
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
NOTE 18 — BUSINESS SEGMENTS
Customers has one reportable segment. Customers derives its revenues from customers by providing loans and deposit products in the United States, and manages the business on a consolidated basis. Customers’ accounting policies of the reportable segment are the same as those described in NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION to the audited consolidated financial statements in the 2025 Form 10-K.
Customers’ CODM is the Executive Committee (the “Executive Committee”) that includes the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Risk Officer, Chief Credit Officer, Chief Operating Officer and the Head of Corporate Development and Investor Relations. The Executive Committee assesses performance of Customers on a consolidated basis, and decides how to allocate resources based on net income that is also reported as net income available to common shareholders on the consolidated statement of income.

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
The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three months ended March 31, 2026 and 2025:

Segment profit or loss
	Three Months Ended March 31,
(amounts in thousands, except per share data)	2026	2025
Total interest income	$336,312	$314,909
Total interest expense	144,961	147,463
Net interest income	191,351	167,446
Provision for credit losses	23,372	28,297
Net interest income after provision for credit losses	167,979	139,149
Total non-interest income (loss) (1)	34,316	(24,490)
Non-interest expense:
Salaries and employee benefits	51,294	42,674
Technology, communication and bank operations	11,643	11,312
Commercial lease depreciation	12,692	8,463
Professional services	11,695	11,857
Loan servicing	3,859	4,630
Occupancy (2)	3,956	3,412
FDIC assessments, non-income taxes and regulatory fees	8,215	11,750
Advertising and promotion	554	528
Other (3)	8,080	8,145
Total non-interest expense	111,988	102,771
Income before income tax expense (benefit)	90,307	11,888
Income tax expense (benefit)	20,654	(1,024)
Segment net income	69,653	12,912
Preferred stock dividends	—	3,389
Segment net income available to common shareholders	$69,653	$9,523

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income available to common shareholders	$69,653	$9,523

Basic earnings per common share	$2.04	$0.30
Diluted earnings per common share	1.97	0.29
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
(3)    Other expenses include provision for credit losses on unfunded lending-related commitments, loan workout and non-capitalizable origination costs, provision for operating losses, insurance expenses, charitable contributions and other miscellaneous expenses.
Substantially all revenues generated and long-lived assets held by Customers are derived from customers that reside in the United States. Customers did not earn revenues from a single external customer that represents ten percent or more of consolidated total revenues.

The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of March 31, 2026 and December 31, 2025:

Segment assets
(amounts in thousands)	March 31, 2026	December 31, 2025
Total assets	$25,880,767	$24,895,868
Adjustments and reconciling items	—	—
Consolidated total assets	$25,880,767	$24,895,868

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: a continuation of the recent turmoil in the banking industry, responsive measures taken by us and regulatory authorities to mitigate and manage related risks, regulatory actions taken that address related issues and the costs and obligations associated therewith, such as the FDIC special assessments; the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to our reputation; effects of competition on deposit rates and growth, loan rates and growth and net interest margin; failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks; public health crises and pandemics and their effects on the economic and business environments in which we operate; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the war between Russia and Ukraine and ongoing conflict in the Middle East, which could impact the economic conditions in the United States; the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; the effects of changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs on its trading partners; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2025, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three months ended March 31, 2026. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2025 Form 10-K.
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

There is credit risk inherent in loans and leases requiring Customers to maintain an ACL to absorb credit losses on existing loans and leases that may become uncollectible. Customers maintains this allowance by charging a provision for credit losses on loan and leases against its operating earnings. Customers has included a detailed discussion of this process in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2025 Form 10-K, as well as several tables describing its ACL in “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements.
Impact of Macroeconomic and Banking Industry Uncertainties, Tariffs, and Military Conflicts
The Federal Reserve kept the target range for the federal funds rate unchanged at its January, March and April 2026 meetings. At its March 2026 meeting, the Federal Reserve stated that job gains have remained low and the unemployment rate has been little changed in recent months, and that inflation remains somewhat elevated. Uncertainty about the economic outlook remains elevated. The implications of developments in the Middle East for the U.S. economy are uncertain. The Federal Reserve indicated it will carefully assess incoming data, the evolving outlook and the balance of risks in considering the extent and timing of additional adjustments to the target range for the federal funds rate. Significant uncertainties exist as to the extent and timing of future rate cuts and their effects on economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As interest rates begin to decline, Customers has been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $6.3 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $4.8 billion as of March 31, 2026. The Bank’s estimated FDIC insured deposits represented approximately 57% of our deposits (inclusive of accrued interest) as of March 31, 2026. When including collateralized and affiliate deposits as FDIC insured, this number increased to 66% of our deposits as of March 31, 2026. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2026 is highly uncertain.
New Accounting Pronouncements
For information about the impact that recently adopted or issued accounting guidance will have on us, refer to “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Customers has adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. Customers’ significant accounting policies are described in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” in Customers’ audited consolidated financial statements included in its 2025 Form 10-K. Certain accounting policies involve significant judgments and assumptions by Customers that have a material impact on the carrying value of certain assets. Customers considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of Customers’ assets.
The critical accounting policy that is both important to the portrayal of Customers’ financial condition and results of operations and requires complex, subjective judgments is the ACL. This critical accounting policy and material estimate, along with the related disclosures, are reviewed by Customers’ Audit Committee of the Board of Directors.

Allowance for Credit Losses
Customers’ ACL at March 31, 2026 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The ACL is established in accordance with our ACL policy. The ACL Committee, which includes the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chief Banking Officer, and Chief Credit Officer, among others, reviews the adequacy of the ACL each quarter, together with Customers’ risk management team. The ACL policy, significant judgments and the related disclosures are reviewed by Customers’ Audit Committee of the Board of Directors.
The net increase in our estimated ACL as of March 31, 2026 as compared to December 31, 2025 resulted primarily from a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. The provision for credit losses on loans and leases was $18.6 million for the three months ended March 31, 2026 for an ending ACL balance of $170.4 million ($161.0 million for loans and leases and $9.4 million for unfunded lending-related commitments) as of March 31, 2026.
To determine the ACL as of March 31, 2026, Customers utilized Moody’s March 2026 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at March 2026 assumed slight deterioration in macroeconomic forecasts from the fourth quarter 2025 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board lowering interest rates by a quarter point in June and September as the policymakers will wait on further data to evaluate threats to the Federal Reserves’ mandate, including the fragile U.S. labor market, higher oil prices from the military conflict in the Middle East, restrictive tariff and migration policies; the economic impact of the military conflict in the Middle East is expected to be short-lived, while additional fiscal stimulus and the rebound from the federal government shutdown boosting growth in the near term; the Supreme Court ruling on the tariffs under the International Emergency Economic Powers Act not materially changing the outlook on tariffs, as prior sectoral tariffs remain unaffected and other laws will be used to impose tariffs similar to those declared illegal moving forward; the CPI rising 3.1% in 2026 and 2.7% in 2027; and the unemployment rate rising to 4.5% in 2026 and 2027. Customers continues to monitor the impact of the military conflicts between Russia and Ukraine and in the Middle East, high tariffs, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected economic growth is worse than expected, further meaningful provisions for credit losses could be required.

As of December 31, 2025, the ACL ending balance was $164.7 million ($155.7 million for loans and leases and $9.0 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2025, Customers utilized the Moody’s December 2025 Baseline forecast to generate its modeled expected losses and considered Moody’s other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The Baseline forecast at December 31, 2025 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2024; the Federal Reserve Board lowering interest rates in December 2025 and and three more times, a quarter point each time as prompted by a soft economy and a struggling job market, in early 2026, and gradually bringing the policy rate to its neutral level by late 2028; policymakers anticipating that the recent acceleration in inflation will prove temporary, as it is largely due to a one-time price increase caused by the higher tariffs; the military conflict between Russia and Ukraine continuing but its fallout on energy, agriculture and other commodity markets is modest; a threat that the turmoil in Middle East disrupting global energy and financial markets has abated somewhat; the CPI rising 3.2% in 2026 and 2.6% in 2027; and the unemployment rate rising to 4.7% in 2026 and 2027.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts from Moody’s. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the the military conflict in the Middle East resulting in the Strait of Hormuz being closed longer than expected, and causing oil prices to rise above the Baseline scenario; impacts on the economy of the current administration’s tariffs and deportations, as well as rising oil prices worse than expected, causing inflation to rise in the second quarter of 2026; military conflict between Russia and Ukraine persisting longer than expected; the combination of rising oil prices, tariffs, rising inflation, deportations, political tensions, still-elevated interest rates and reduced credit availability causes the economy to fall into recession in the second quarter of 2026; unemployment beginning to increase significantly in the second quarter of 2026 and peaking in the second quarter of 2027. Under this scenario, as an example, the unemployment rate is estimated at 6.5% and 8.3% in 2026 and 2027, respectively. These numbers represent a 2.0% and 3.8% higher unemployment estimate than the Baseline scenario projection of 4.5% for the same time periods, respectively. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $107 million at March 31, 2026. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income	$191,351	$167,446	$23,905	14.3%
Provision for credit losses	23,372	28,297	(4,925)	(17.4)%
Total non-interest income (loss)	34,316	(24,490)	58,806	(240.1)%
Total non-interest expense	111,988	102,771	9,217	9.0%
Income before income tax expense (benefit)	90,307	11,888	78,419	659.6%
Income tax expense (benefit)	20,654	(1,024)	21,678	NM
Net income	69,653	12,912	56,741	439.4%
Preferred stock dividends	—	3,389	(3,389)	(100.0)%
Net income available to common shareholders	$69,653	$9,523	$60,130	631.4%
Customers reported net income available to common shareholders of $69.7 million for the three months ended March 31, 2026, compared to net income available to common shareholders of $9.5 million for the three months ended March 31, 2025. Factors contributing to the change in net income available to common shareholders for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:
Net interest income
Net interest income increased $23.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher average loan balances and lower interest expense on deposits. Average interest-earning assets increased by $2.4 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in interest-earning assets was primarily driven by an increase in commercial and industrial specialized lending. NIM increased by 9 basis points to 3.22% for the three months ended March 31, 2026 from 3.13% for the three months ended March 31, 2025. The NIM increase was primarily attributable to lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 48 basis point decrease in the cost of interest-bearing liabilities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.61% and 2.96% for the three months ended March 31, 2026 and 2025, respectively.
Provision for credit losses
The $4.9 million decrease in the provision for credit losses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 included $2.9 million decrease in provision for credit losses on loans and leases for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which primarily reflects a slight improvement in certain macroeconomic forecast variables. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.04% of total loans and leases receivable at March 31, 2026 and 2025. Net charge-offs for the three months ended March 31, 2026 were $13.3 million, or 32 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $17.1 million, or 48 basis points on an annualized basis, for the three months ended March 31, 2025. The decrease in net charge-offs for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to lower charge-offs for commercial and industrial loans, multifamily loans and consumer installment loans.
The provision for credit losses for the three months ended March 31, 2026 and 2025 also included a provision for credit losses of $4.8 million and $6.9 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

Non-interest income (loss)
The $58.8 million increase in non-interest income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from $51.3 million of impairment loss on investment securities that the Bank decided to sell as of March 31, 2025 in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin, and increases of $4.8 million in commercial lease income, $3.3 million in loan fees and $1.0 million in net gain on sale of loans and leases, partially offset by a decrease of $1.6 million in bank-owned life insurance income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Non-interest expense
The $9.2 million increase in non-interest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from increases of $8.6 million in salaries and employee benefits and $4.2 million in commercial lease depreciation. These increases were offset in part by a decrease of $3.5 million in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Income tax expense (benefit)
Customers’ effective tax rate was 22.9% for the three months ended March 31, 2026 compared to (8.6)% for the three months ended March 31, 2025. The increase in the effective tax rate primarily resulted from higher pre-tax income and lower investment tax credits.
Preferred stock dividends
There were no preferred stock dividends for the three months ended March 31, 2026. Preferred stock dividends were $3.4 million for the three months ended March 31, 2025. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2025. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2026 and 2025. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,						Three Months Ended March 31,
	2026			2025			2026 vs. 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,492,897	$41,830	3.78%	$3,857,617	$42,914	4.51%	$(7,541)	$6,457	$(1,084)
Investment securities (1)	2,735,786	32,141	4.70%	3,100,429	34,339	4.49%	1,672	(3,870)	(2,198)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	7,863,238	132,861	6.85%	6,474,034	120,951	7.58%	(12,397)	24,307	11,910
Other commercial and industrial loans (2)	1,450,962	24,202	6.76%	1,542,846	23,933	6.29%	1,736	(1,467)	269
Mortgage finance loans	1,513,914	16,250	4.35%	1,252,602	14,752	4.78%	(1,405)	2,903	1,498
Multifamily loans	2,494,849	28,249	4.59%	2,273,893	23,664	4.22%	2,175	2,410	4,585
Non-owner occupied commercial real estate loans	1,907,541	27,711	5.89%	1,550,372	21,564	5.64%	992	5,155	6,147
Residential mortgages	524,282	6,240	4.77%	530,613	6,228	4.76%	24	(12)	12
Installment loans	912,090	24,456	10.87%	938,193	24,677	10.67%	464	(685)	(221)
Total loans and leases (3)	16,666,876	259,969	6.32%	14,562,553	235,769	6.57%	(9,167)	33,367	24,200
Other interest-earning assets	156,894	2,372	6.13%	127,793	1,887	5.99%	45	440	485
Total interest-earning assets	24,052,453	336,312	5.66%	21,648,392	314,909	5.89%	(12,598)	34,001	21,403
Non-interest-earning assets	868,524			666,571
Total assets	$24,920,977			$22,314,963
Liabilities
Interest checking accounts	$4,993,616	40,023	3.25%	$5,358,206	49,903	3.78%	(6,652)	(3,228)	(9,880)
Money market deposit accounts	4,364,149	36,640	3.40%	3,882,855	37,767	3.94%	(5,502)	4,375	(1,127)
Other savings accounts	1,579,730	13,580	3.49%	1,151,439	10,691	3.77%	(844)	3,733	2,889
Certificates of deposit	3,456,664	35,883	4.21%	2,749,720	32,947	4.86%	(4,793)	7,729	2,936
Total interest-bearing deposits (4)	14,394,159	126,126	3.55%	13,142,220	131,308	4.05%	(17,039)	11,857	(5,182)
Federal funds purchased	1,367	13	3.73%	—	—	—%	—	13	13
Borrowings	1,712,498	18,822	4.46%	1,346,941	16,155	4.86%	(1,418)	4,085	2,667
Total interest-bearing liabilities	16,108,024	144,961	3.65%	14,489,161	147,463	4.13%	(18,087)	15,585	(2,502)
Non-interest-bearing deposits (4)	6,393,947			5,710,644
Total deposits and borrowings	22,501,971		2.61%	20,199,805		2.96%
Other non-interest-bearing liabilities	272,488			246,455
Total liabilities	22,774,459			20,446,260
Shareholders’ equity	2,146,518			1,868,703
Total liabilities and shareholders’ equity	$24,920,977			$22,314,963
Net interest income		191,351			167,446		$5,489	$18,416	$23,905
Tax-equivalent adjustment		257			363
Net interest earnings		$191,608			$167,809
Interest spread			3.05%			2.93%
Net interest margin			3.22%			3.13%
Net interest margin tax equivalent (5)			3.22%			3.13%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.46% and 2.82% for the three months ended March 31, 2026 and 2025, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 21% for the three months ended March 31, 2026 and 26% for three months ended March 31, 2025, presented to approximate interest income as a taxable asset.
Net interest income increased $23.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher average loan balances and lower interest expense on deposits. Average interest-earning assets increased by $2.4 billion, primarily related to an increase in commercial and industrial specialized lending.

The NIM increased by 9 basis points to 3.22% for the three months ended March 31, 2026 from 3.13% for the three months ended March 31, 2025 resulting primarily from lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits. The cost of interest-bearing liabilities decreased 48 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.61% and 2.96% for the three months ended March 31, 2026 and 2025, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses of $18.6 million for loans and leases and $0.4 million for lending-related commitments, respectively, for the three months ended March 31, 2026. Customers recorded a provision for credit losses of $21.4 million for loans and leases and $1.2 million for lending-related commitments, respectively, for the three months ended March 31, 2025. The decrease in provision for credit losses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects a slight improvement in certain macroeconomic forecast variables. Net charge-offs for the three months ended March 31, 2026 were $13.3 million, or 32 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $17.1 million, or 48 basis points of average loans and leases on an annualized basis, for the three months ended March 31, 2025. The decrease in net charge-offs for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to lower charge-offs for commercial and industrial loans, multifamily loans and consumer installment loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended March 31, 2026 and 2025 also included a provision for credit losses of $4.8 million and $6.9 million, respectively, on certain debt securities available for sale. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
NON-INTEREST INCOME (LOSS)
The table below presents the components of non-interest income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Commercial lease income	$15,418	$10,668	$4,750	44.5%
Loan fees	10,506	7,235	3,271	45.2%
Bank-owned life insurance	3,084	4,660	(1,576)	(33.8)%
Mortgage finance transactional fees	1,306	933	373	40.0%
Net gain (loss) on sale of loans and leases	1,044	2	1,042	NM
Net gain (loss) on sale of investment securities	355	—	355	NM
Impairment loss on debt securities	—	(51,319)	51,319	(100.0)%
Other	2,603	3,331	(728)	(21.9)%
Total non-interest income (loss)	$34,316	$(24,490)	$58,806	(240.1)%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $4.8 million increase in commercial lease income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $3.3 million increase in loan fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from gains on certain stock warrants.

Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies. The $1.6 million decrease in bank-owned life insurance income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from lower death benefits received from insurance carriers.
Net gain (loss) on sale of loans and leases
The $1.0 million increase in net gain on sale of loans and leases for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from sale of SBA loans.
Impairment loss on debt securities
The $51.3 million decrease in impairment loss on debt securities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell as of March 31, 2025, in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Salaries and employee benefits	$51,294	$42,674	$8,620	20.2%
Technology, communication and bank operations	11,643	11,312	331	2.9%
Commercial lease depreciation	12,692	8,463	4,229	50.0%
Professional services	11,695	11,857	(162)	(1.4)%
Loan servicing	3,859	4,630	(771)	(16.7)%
Occupancy	3,956	3,412	544	15.9%
FDIC assessments, non-income taxes and regulatory fees	8,215	11,750	(3,535)	(30.1)%
Advertising and promotion	554	528	26	4.9%
Other	8,080	8,145	(65)	(0.8)%
Total non-interest expense	$111,988	$102,771	$9,217	9.0%
Salaries and employee benefits
The $8.6 million increase in salaries and employee benefits for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from an increase in average full-time equivalent team members and higher incentives.
Commercial lease depreciation
The $4.2 million increase in commercial lease depreciation for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
FDIC assessments, non-income taxes and regulatory fees
The $3.5 million decrease in FDIC assessments, non-income taxes and regulatory fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from a decrease in FDIC assessments.

INCOME TAXES
The table below presents income tax expense (benefit) and the effective tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Income before income tax expense (benefit)	$90,307	$11,888	$78,419	659.6%
Income tax expense (benefit)	20,654	(1,024)	21,678	NM
Effective tax rate	22.9%	(8.6)%
The $21.7 million increase in income tax expense for the three months ended March 31, 2026, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower investment tax credits. The increase in the effective tax rate for the three months ended March 31, 2026, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and lower investment tax credits.
PREFERRED STOCK DIVIDENDS
There were no preferred stock dividends for the three months ended March 31, 2026. Preferred stock dividends were $3.4 million for the three months ended March 31, 2025. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no changes to the amount of preferred stock outstanding during the three months ended March 31, 2025. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $25.9 billion at March 31, 2026. This represented an increase of $984.9 million from total assets of $24.9 billion at December 31, 2025. The increase in total assets was primarily driven by increases of $478.2 million in loans and leases receivable, $386.7 million in cash and cash equivalents, $145.7 million in loans receivable, mortgage finance, at fair value and $55.5 million in investment securities, at fair value, partially offset by a decrease of $65.6 million in investment securities held to maturity.
Total liabilities were $23.7 billion at March 31, 2026. This represented an increase of $956.1 million from $22.8 billion at December 31, 2025. The increase in total liabilities primarily resulted from increases of $813.9 million in total deposits, $236.6 million in FHLB advances and $70.0 million in federal funds purchased, partially offset by decreases of $109.5 million in subordinated debt and $54.9 million in accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Cash and cash equivalents	$4,798,204	$4,411,463	$386,741	8.8%
Investment securities, at fair value	1,993,152	1,937,646	55,506	2.9%
Investment securities held to maturity	663,545	729,134	(65,589)	(9.0)%
Loans held for sale	20,282	26,102	(5,820)	(22.3)%
Loans and leases receivable	15,519,493	15,041,340	478,153	3.2%
Loans receivable, mortgage finance, at fair value	1,758,685	1,612,997	145,688	9.0%
Loans receivable, installment, at fair value	93,086	102,077	(8,991)	(8.8)%
Allowance for credit losses on loans and leases	(160,962)	(155,656)	(5,306)	3.4%
Bank-owned life insurance	306,927	305,503	1,424	0.5%
Other assets	633,589	638,419	(4,830)	(0.8)%
Total assets	25,880,767	24,895,868	984,899	4.0%
Total deposits	21,592,645	20,778,704	813,941	3.9%
Federal funds purchased	70,000	—	70,000	NM
FHLB advances	1,561,655	1,325,068	236,587	17.9%
Other borrowings	99,243	99,208	35	0.0%
Subordinated debt	171,614	281,147	(109,533)	(39.0)%
Accrued interest payable and other liabilities	241,310	296,224	(54,914)	(18.5)%
Total liabilities	23,736,467	22,780,351	956,116	4.2%
Total shareholders’ equity	2,144,300	2,115,517	28,783	1.4%
Total liabilities and shareholders’ equity	$25,880,767	$24,895,868	$984,899	4.0%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $89.2 million and $62.1 million at March 31, 2026 and December 31, 2025, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $4.7 billion and $4.3 billion at March 31, 2026 and December 31, 2025, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The increase in interest-earning deposits since December 31, 2025 primarily resulted from higher non-interest bearing demand deposits held by the Bank.
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
At March 31, 2026, investment securities at fair value totaled $2.0 billion compared to $1.9 billion at December 31, 2025. The increase primarily resulted from purchases of $225.5 million of investment securities, partially offset by maturities, calls and principal repayments totaling $130.0 million and sales of $41.3 million for the three months ended March 31, 2026.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $4.8 million and $6.9 million on certain debt securities available for sale for the three months ended March 31, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	March 31, 2026
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	8.08%	8.08%
Agency-guaranteed residential mortgage-backed securities	—	—	—	5.27	5.27
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	4.42	4.42
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	6.24	6.24
Corporate notes	6.58	6.13	5.11	—	5.91
Private label collateralized mortgage obligations	—	—	—	4.68	4.68
Weighted-average yield	6.58%	6.13%	5.11%	5.42%	5.43%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At March 31, 2026, investment securities held to maturity totaled $663.5 million compared to $729.1 million at December 31, 2025. The decrease primarily resulted from the maturities, calls and principal repayments totaling $66.6 million for the three months ended March 31, 2026.
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

	March 31, 2026
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.00%	5.00%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.87	1.87
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	2.99	2.99
Private label collateralized mortgage obligations	—	—	—	2.39	2.39
Weighted-average yield	—%	—%	—%	3.31%	3.31%
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
As of March 31, 2026, Customers had $16.0 billion in commercial loans outstanding, totaling approximately 91.8% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $15.4 billion, comprising approximately 91.5% of its total loan and lease portfolio at December 31, 2025.
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
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of March 31, 2026 and December 31, 2025, mortgage finance loans totaled $1.8 billion and $1.6 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. As of March 31, 2026 and December 31, 2025, Customers had $825.0 million and $813.7 million, respectively, of equipment finance loans outstanding. As of March 31, 2026 and December 31, 2025, Customers had $316.9 million and $306.5 million, respectively, of equipment finance leases outstanding. As of March 31, 2026 and December 31, 2025, Customers had $296.5 million and $303.4 million, respectively, of operating leases entered into under this program, net of accumulated depreciation of $116.6 million and $105.7 million, respectively.

Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.5 billion outstanding, comprising approximately 14.4% of the total loan and lease portfolio at March 31, 2026, compared to $2.5 billion, or approximately 14.8% of the total loan and lease portfolio at December 31, 2025.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. At March 31, 2026, Customers had $1.4 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 8.2% of the total loan and lease portfolio, compared to $1.4 billion, or 8.5% of the total loan and lease portfolio, at December 31, 2025.
Purchases and sales of loans held for investment were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Purchases (1)
Other commercial and industrial	$—	$1,079
Personal installment (2)	57,826	104,941
Total	$57,826	$106,020
Sales (3)
Specialized lending	$1,039	$—
Other commercial and industrial (4)	14,130	—
Multifamily	—	8,000
Commercial real estate owner occupied (4)	4,025	—
Personal installment	—	281
Total	$19,194	$8,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.0% and 99.5% of the loans’ unpaid principal balance for the three months ended March 31, 2026 and 2025, respectively.
(2)Installment loan purchases for the three months ended March 31, 2026 and 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.0 million for the three months ended March 31, 2026. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three months ended March 31, 2025.
(4)Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of March 31, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	March 31, 2026	December 31, 2025
Residential mortgage loans, at fair value	$1,767	$1,851
Personal installment loans, at lower of cost or fair value	17,056	23,357
Other installment loans, at fair value	1,459	894
Total loans held for sale	$20,282	$26,102
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.
Refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment during the the three months ended March 31, 2025.

Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	March 31, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,398,205	$7,090,087
Other commercial and industrial	1,076,473	1,121,087
Multifamily	2,510,697	2,490,336
Commercial real estate owner occupied	1,279,501	1,135,119
Commercial real estate non-owner occupied	1,742,989	1,738,821
Construction	204,999	162,966
Total commercial loans and leases receivable	14,212,864	13,738,416
Consumer:
Residential real estate	495,458	497,567
Manufactured housing	26,065	27,452
Installment:
Personal	599,302	581,340
Other	185,804	196,565
Total consumer loans receivable	1,306,629	1,302,924
Loans and leases receivable	15,519,493	15,041,340
Loans receivable, mortgage finance, at fair value	1,758,685	1,612,997
Loans receivable, installment, at fair value	93,086	102,077
Allowance for credit losses on loans and leases	(160,962)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$17,210,302	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $316.9 million and $306.5 million at March 31, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(29.0) million and $(30.3) million at March 31, 2026 and December 31, 2025, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value), net of the ACL, increased by $472.8 million to $15.4 billion at March 31, 2026, from $14.9 billion at December 31, 2025. The increase in loans and leases receivable, net of the ACL, was primarily attributable to higher balances in commercial and industrial specialized lending, partially offset by $5.3 million increase in ACL, as further described below, from December 31, 2025. The overall loans and leases receivable fluctuations were the result of Customers selectively pursuing disciplined loan growth by focusing on holistic and strategic banking relationships that create franchise value.

The following table presents Customers’ loans receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value) as of March 31, 2026 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialized lending	$2,466,271	$4,800,299	$1,136,891	$71,217	$8,474,678
Multifamily	243,861	279,450	1,987,386	—	2,510,697
Commercial real estate owner occupied	305,467	622,984	249,577	101,473	1,279,501
Commercial real estate non-owner occupied	741,136	829,309	172,544	—	1,742,989
Construction	102,993	33,631	68,375	—	204,999
Total commercial loans	$3,859,728	$6,565,673	$3,614,773	$172,690	$14,212,864

Consumer loans:
Residential real estate	$872	$555	$9,242	$484,789	$495,458
Manufactured housing	577	4,275	18,090	3,123	26,065
Installment	126,724	440,121	169,221	49,040	785,106
Total consumer loans	$128,173	$444,951	$196,553	$536,952	$1,306,629

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates, excluding the effect of interest rate swaps designated as cash flow hedges of certain commercial and industrial loans, as of March 31, 2026:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,273,808	$4,734,599	$6,008,407
Multifamily	100,024	2,166,812	2,266,836
Commercial real estate owner occupied	87,099	886,935	974,034
Commercial real estate non-owner occupied	589,892	411,961	1,001,853
Construction	—	102,006	102,006
Total commercial loans	$2,050,823	$8,302,313	$10,353,136

Consumer loans:
Residential real estate	$415,405	$79,181	$494,586
Manufactured housing	25,488	—	25,488
Installment	658,382	—	658,382
Total consumer loans	$1,099,275	$79,181	$1,178,456

Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2026, all of Customers’ mortgage finance loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.8 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which recently was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. The lending arrangement with this fintech company expired in the three months ended June 30, 2025. Customers transferred these consumer installment loans from held for sale to held for investment during the three months ended March 31, 2025, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At March 31, 2026, Customers had $1.6 million of consumer installment loans, at fair value, on non-accrual status.
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
The provision for credit losses on loans and leases was $18.6 million and $21.4 million for the three months ended March 31, 2026 and 2025, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $161.0 million, or 1.04% of loans and leases receivable at March 31, 2026, and $155.7 million or 1.03% of loans and leases receivable at December 31, 2025.
The increase in the ACL from December 31, 2025 resulted primarily from a slight deterioration in macroeconomic forecasts and an increase in loan balances held for investment. Net charge-offs were $13.3 million for the three months ended March 31, 2026, a decrease of $3.9 million compared to the same period in 2025. The decrease in net charge-offs was primarily due to lower charge-offs for commercial and industrial, multifamily and consumer installment loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(4,479)	(2,630)	(30)	—	—	(1)	—	(9,932)	(17,072)
Recoveries	1,903	—	35	—	—	1	—	1,878	3,817
Provision (benefit) for credit losses on loans and leases	6,107	2,738	120	(458)	447	(786)	(53)	10,446	18,561
Ending Balance, March 31, 2026	$41,214	$19,441	$10,556	$18,470	$2,672	$5,713	$3,338	$59,558	$160,962

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2026	(0.13)%	(0.43)%	0.00%	—%	—%	0.00%	—%	(4.14)%	(0.36)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended March 31, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Charge-offs	(4,507)	(3,834)	(19)	—	—	—	—	(12,403)	(20,763)
Recoveries	1,276	—	3	—	3	—	—	2,337	3,619
Provision (benefit) for credit losses on loans and leases	4,436	4,113	41	653	11	195	(29)	12,025	21,445
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended March 31, 2025	(0.19)%	(0.68)%	(0.01)%	—%	0.01%	—%	—%	(5.07)%	(0.52)%
(1)Includes specialized lending.
The ACL is based on a quarterly evaluation of the loan and lease portfolio held for investment and is maintained at a level that management considers adequate to absorb expected losses as of the balance sheet date. All commercial loans, with the exception of PPP loans and mortgage finance loans, which are reported at fair value, are assigned internal credit-risk ratings, based upon an assessment of the borrower, the structure of the transaction and the available collateral and/or guarantees. All loans and leases are monitored regularly by the responsible officer, and the risk ratings are adjusted when considered appropriate. The risk assessment allows management to identify problem loans and leases timely. Management considers a variety of factors and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate an appropriate level of ACL. Refer to Critical Accounting Policies and Estimates herein and “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION” to Customers’ audited consolidated financial statements in its 2025 Form 10-K for further discussion on management’s methodology for estimating the ACL.
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

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at March 31, 2026

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,474,678	$8,447,621	$4,832	$3,637	$18,588	$12,336	$30,924	0.22%	0.36%
Multifamily	2,510,697	2,471,942	29,665	—	9,090	—	9,090	0.36%	0.36%
Commercial real estate owner occupied	1,279,501	1,270,958	2,803	—	5,740	—	5,740	0.45%	0.45%
Commercial real estate non-owner occupied	1,742,989	1,732,854	10,000	—	135	—	135	0.01%	0.01%
Construction	204,999	204,999	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	14,212,864	14,128,374	47,300	3,637	33,553	12,336	45,889	0.24%	0.32%
Residential	495,458	474,978	12,971	—	7,509	170	7,679	1.52%	1.55%
Manufactured housing	26,065	24,278	391	253	1,143	40	1,183	4.39%	4.53%
Installment	785,106	769,832	11,538	—	3,736	—	3,736	0.48%	0.48%
Total consumer loans receivable	1,306,629	1,269,088	24,900	253	12,388	210	12,598	0.95%	0.96%
Loans and leases receivable	15,519,493	15,397,462	72,200	3,890	45,941	12,546	58,487	0.30%	0.38%
Loans receivable, mortgage finance, at fair value	1,758,685	1,758,685	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	93,086	89,051	2,409	—	1,626	—	1,626	1.75%	1.75%
Total loans held for sale	20,282	19,466	565	—	251	—	251	1.24%	1.24%
Total portfolio	$17,391,546	$17,264,664	$75,174	$3,890	$47,818	$12,546	$60,364	0.27%	0.35%

Asset Quality at March 31, 2026 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,474,678	$18,588	$41,214	0.49%	221.72%
Multifamily	2,510,697	9,090	19,441	0.77%	213.87%
Commercial real estate owner occupied	1,279,501	5,740	10,556	0.83%	183.90%
Commercial real estate non-owner occupied	1,742,989	135	18,470	1.06%	13681.48%
Construction	204,999	—	2,672	1.30%	—%
Total commercial loans and leases receivable	14,212,864	33,553	92,353	0.65%	275.25%
Residential	495,458	7,509	5,713	1.15%	76.08%
Manufactured housing	26,065	1,143	3,338	12.81%	292.04%
Installment	785,106	3,736	59,558	7.59%	1,594.16%
Total consumer loans receivable	1,306,629	12,388	68,609	5.25%	553.83%
Loans and leases receivable	15,519,493	45,941	160,962	1.04%	350.37%
Loans receivable, mortgage finance, at fair value	1,758,685	—	—	—%	—%
Loans receivable, installment, at fair value	93,086	1,626	—	—%	—%
Total loans held for sale	20,282	251	—	—%	—%
Total portfolio	$17,391,546	$47,818	$160,962	0.93%	336.61%
(1)    Excludes non-performing investment securities, at fair value of $14.4 million with ACL of $15.1 million at March 31, 2026.

The total loan and lease portfolio was $17.4 billion at March 31, 2026 compared to $16.8 billion at December 31, 2025, and $47.8 million, or 0.27% of loans and leases, were non-performing at March 31, 2026 compared to $43.7 million, or 0.26% of loans and leases, at December 31, 2025. The total loan and lease portfolio was supported by an ACL of $161.0 million (336.61% of NPLs and 0.93% of total loans and leases) and $155.7 million (356.29% of NPLs and 0.93% of total loans and leases), at March 31, 2026 and December 31, 2025, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	March 31, 2026	December 31, 2025
Loans 90+ days delinquent still accruing	$3,890	$4,029

Non-accrual loans	$47,818	$43,688
OREO and repossessed assets	12,546	12,472
Investment securities, at fair value	14,373	16,184
Total non-performing assets	$74,737	$72,344

	March 31, 2026	December 31, 2025
Non-accrual loans to loans and leases receivable (1)	0.30%	0.27%
Non-accrual loans to total loans and leases portfolio	0.27%	0.26%
Non-performing assets to total assets (2)	0.29%	0.29%
Non-accrual loans and loans 90+ days delinquent to total assets	0.20%	0.19%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.04%	1.03%
Non-accrual loans	336.61%	356.29%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)    Includes non-performing investment securities, at fair value of $14.4 million with ACL of $15.1 million at March 31, 2026 and fair value of $16.2 million with ACL of $18.8 million at December 31, 2025, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at March 31, 2026 as compared to December 31, 2025. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at March 31, 2026 as compared to December 31, 2025.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Demand, non-interest bearing	$6,739,713	$6,303,748	$435,965	6.9%
Demand, interest bearing	5,085,040	5,049,151	35,889	0.7%
Savings, including MMDA	6,347,633	6,129,837	217,796	3.6%
Non-time deposits	18,172,386	17,482,736	689,650	3.9%
Time deposits	3,420,259	3,295,968	124,291	3.8%
Total deposits	$21,592,645	$20,778,704	$813,941	3.9%

Total deposits were $21.6 billion at March 31, 2026, an increase of $813.9 million, or 3.9%, from $20.8 billion at December 31, 2025. The increase in total deposits was primarily due to increases in non-interest bearing demand deposits of $436.0 million, or 6.9%, to $6.7 billion at March 31, 2026 from $6.3 billion at December 31, 2025, savings, including MMDA of $217.8 million, or 3.6%, to $6.3 billion at March 31, 2026, from $6.1 billion at December 31, 2025, time deposits of $124.3 million, or 3.8%, to $3.4 billion at March 31, 2026, from $3.3 billion at December 31, 2025 and interest bearing demand deposits of $35.9 million, or 0.7%, to $5.1 billion at March 31, 2026, from $5.0 billion at December 31, 2025.
At March 31, 2026 and December 31, 2025, the Bank had $1.6 billion and $1.8 billion in deposits, respectively, to which it had pledged $1.8 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $9.3 billion and $8.6 billion at March 31, 2026 and December 31, 2025, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $1.1 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	March 31, 2026
3 months or less	$434,200
Over 3 through 6 months	461,604
Over 6 through 12 months	91,435
Over 12 months	157,475
Total	$1,144,714
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,393,947	0.00%	$5,710,644	0.00%
Demand, interest-bearing	4,993,616	3.25%	5,358,206	3.78%
Savings, including MMDA	5,943,879	3.43%	5,034,294	3.90%
Time deposits	3,456,664	4.21%	2,749,720	4.86%
Total	$20,788,106	2.46%	$18,852,864	2.82%

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$70,000	3.69%	$—	—%
Total short-term debt	$70,000		$—

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,561,655	(2)	4.03%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$1,561,655				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $650.0 million with maturities ranging from September 2026 to March 2028, and variable rate long-term advances from FHLB of $910.0 million with maturities ranging from June 2027 to March 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at March 31, 2026.
(2)    Includes $1.7 million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at March 31, 2026 and December 31, 2025, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at March 31, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$4,929,018	$4,639,436
Total maximum borrowing capacity with the FRB	4,733,517	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	11,534,965	11,200,653
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	March 31, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,243	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,243	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,440	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,174	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,614	$281,147
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
(5)The subordinated notes had an annual fixed rate of 6.125% until June 26, 2024. From June 26, 2024 until maturity, the notes bear an annual interest rate equal to the three-month LIBOR plus 344.3 basis points. Pursuant to the Adjustable Interest Rate (LIBOR) Act enacted by Congress on March 15, 2022, Customers substituted three-month term SOFR plus a tenor spread adjustment of 26.161 basis points for three-month LIBOR as the benchmark reference rate in order to calculate the annual interest rate after June 26, 2024. Customers Bank has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after June 26, 2024. Customers Bank called the subordinated notes on March 26, 2026.

SHAREHOLDERS’ EQUITY
The components of shareholders' equity were as follows at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Common stock	$36,312	$36,189	$123	0.3%
Additional paid in capital	669,112	666,756	2,356	0.4%
Retained earnings	1,604,847	1,535,194	69,653	4.5%
Accumulated other comprehensive income (loss), net	(54,657)	(54,050)	(607)	1.1%
Treasury stock	(111,314)	(68,572)	(42,742)	62.3%
Total shareholders’ equity	$2,144,300	$2,115,517	$28,783	1.4%
Shareholders’ equity increased $28.8 million, or 1.4%, to $2.1 billion at March 31, 2026 when compared to shareholders’ equity of $2.1 billion at December 31, 2025. The increase primarily resulted from an increase of $69.7 million in retained earnings, partially offset by an increase in treasury stock of $42.7 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the three months ended March 31, 2026.
The increase in retained earnings resulted from net income of $69.7 million for the three months ended March 31, 2026.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from an increase of $6.9 million in unrealized losses on derivatives designated as cash flow hedges and income tax effect of $1.8 million, partially offset by a decrease of $5.1 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads and income tax effect of $1.4 million during the three months ended March 31, 2026.
The increase in treasury stock primarily resulted from repurchases of 621,668 shares of its common stock for $42.7 million under the 2026 Share Repurchase Program for the three months ended March 31, 2026. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.4 million during the three months ended March 31, 2026, resulting in an ACL of $9.4 million as of March 31, 2026. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of March 31, 2026. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.

At March 31, 2026, Customers had $4.8 billion of cash on hand and $2.7 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $11.1 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 120% of uninsured deposits and approximately 151% of uninsured deposits less collateralized and affiliate deposits at March 31, 2026. Our loan to deposit ratio was 80% at March 31, 2026. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of March 31, 2026, Customers’ borrowing capacity with the FHLB was $4.9 billion, of which $1.6 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of December 31, 2025, Customers’ borrowing capacity with the FHLB was $4.6 billion, of which $1.3 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of March 31, 2026 and December 31, 2025, Customers’ borrowing capacity with the FRB was $4.7 billion. None of this capacity was utilized as of March 31, 2026 and December 31, 2025.
The table below summarizes Customers’ cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Net cash provided by (used in) operating activities	$35,070	$94,121	$(59,051)	(62.7)%
Net cash provided by (used in) investing activities	(626,285)	(500,028)	(126,257)	25.2%
Net cash provided by (used in) financing activities	977,956	48,666	929,290	NM
Net increase (decrease) in cash and cash equivalents	$386,741	$(357,241)	$743,982	(208.3)%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $35.1 million for the three months ended March 31, 2026 resulted from proceeds from sales and repayments of loans held for sale of $185.8 million, net income of $69.7 million and net non-cash operating adjustments of $33.9 million, partially offset by origination and purchases of loans held for sale of $171.4 million, a decrease in accrued interest payable and other liabilities of $54.8 million and an increase in accrued interest receivable and other assets of $28.0 million.
Cash provided by operating activities of $94.1 million for the three months ended March 31, 2025 resulted from proceeds from sales and repayments of loans held for sale of $326.4 million, net non-cash operating adjustments of $64.6 million, net income of $12.9 million and an increase in accrued interest payable and other liabilities of $0.5 million, partially offset by origination and purchases of loans held for sale of $299.8 million and an increase in accrued interest receivable and other assets of $10.5 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $626.3 million for the three months ended March 31, 2026 primarily resulted from net increase in loans and leases, excluding mortgage finance loans of $458.0 million, purchases of investment securities available for sale of $225.5 million, net origination of mortgage finance loans of $131.6 million and purchases of loans of $57.8 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $130.0 million and held to maturity of $66.6 million, proceeds from sales of investment securities available for sale of $41.3 million and proceeds from sales of loans and leases of $19.2 million.
Cash used in investing activities of $500.0 million for the three months ended March 31, 2025 primarily resulted from net increase in loans and leases, excluding mortgage finance loans of $337.4 million, purchases of investment securities available for sale of $156.7 million, purchases of loans of $106.0 million, net origination of mortgage finance loans of $41.9 million, purchases of leased assets under lessor operating leases of $16.4 million and purchases of investment securities held to maturity of $14.0 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $99.5 million and held to maturity of $69.1 million and proceeds from bank-owned life insurance of $5.1 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $978.0 million for the three months ended March 31, 2026 primarily resulted from net increase in deposits of $824.1 million, proceeds from long-term borrowed funds from the FHLB and the FRB of $420.0 million and net increase in federal funds purchased of $70.0 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $180.0 million, repayments of the Bank subordinated long-term debt of $110.0 million and purchases of treasury stock of $42.7 million.

Cash provided by financing activities of $48.7 million for the three months ended March 31, 2025 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $100.0 million and a net increase in deposits of $66.9 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $100.0 million, payments of employee taxes withheld from share-based awards of $9.8 million, purchases of treasury stock of $5.6 million and dividends paid on preferred stock of $3.4 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At March 31, 2026 and December 31, 2025, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,193,602	12.893%	$765,633	4.500%	N/A	N/A	$1,190,985	7.000%
Customers Bank	$2,341,612	13.784%	$764,460	4.500%	$1,104,220	6.500%	$1,189,160	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,193,602	12.893%	$1,020,844	6.000%	N/A	N/A	$1,446,196	8.500%
Customers Bank	$2,341,612	13.784%	$1,019,280	6.000%	$1,359,040	8.000%	$1,443,980	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,532,424	14.884%	$1,361,126	8.000%	N/A	N/A	$1,786,478	10.500%
Customers Bank	$2,508,820	14.768%	$1,359,040	8.000%	$1,698,800	10.000%	$1,783,740	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,193,602	8.768%	$1,000,743	4.000%	N/A	N/A	$1,000,743	4.000%
Customers Bank	$2,341,612	9.367%	$999,964	4.000%	$1,249,955	5.000%	$999,964	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of March 31, 2026, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending March 31, 2027 and December 31, 2026, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at March 31, 2026 and December 31, 2025.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at March 31, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending March 31, 2027 and December 31, 2026, resulting from changes in interest rates:
Net change in net interest income

	% change from base
Rate Shocks	March 31, 2026	December 31, 2025
Up 3%	5.7%	4.4%
Up 2%	3.7%	3.0%
Up 1%	1.7%	1.3%
Down 1%	(1.0)%	(0.8)%
Down 2%	(3.3)%	(2.7)%
Down 3%	(5.4)%	(4.4)%
EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at March 31, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at March 31, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at March 31, 2026 and December 31, 2025, resulting from shocks to interest rates:

	% change from base
Rate Shocks	March 31, 2026	December 31, 2025
Up 3%	(7.6)%	(9.5)%
Up 2%	(4.6)%	(5.8)%
Up 1%	(1.9)%	(2.4)%
Down 1%	1.6%	2.4%
Down 2%	4.2%	5.7%
Down 3%	7.5%	10.1%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2026, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on Customers’ legal proceedings, refer to “NOTE 17 – LOSS CONTINGENCIES” to the unaudited consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2025 Form 10-K. There are no material changes from the risk factors included within the 2025 Form 10-K. The risks described within the 2025 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Refer to “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The shares of the Company’s common stock repurchased during the three months ended March 31, 2026 pursuant to the 2026 Share Repurchase Program were as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	96,783	69.45	96,783	93,278,128
March 1 - March 31, 2026	524,885	67.78	524,885	57,700,437
Total	621,668	$68.04	621,668	$57,700,437
(1)    Average price paid per share excludes commissions and excise tax, which will reduce the approximate dollar value of shares that may yet be purchased under the 2026 Share Repurchase Program.
Dividends on Common Stock
Customers Bancorp historically has not paid any cash dividends on its shares of common stock and does not expect to do so in the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of Customers Bancorp’s Board of Directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by the Board of Directors.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the first quarter of 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Employment Agreement, dated as of January 1, 2026, by and between Customers Bancorp, Inc. and Jay S. Sidhu, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.2
Employment Agreement, dated as of January 1, 2026, by and between Customers Bancorp, Inc. and Samvir S. Sidhu, incorporated by reference to Exhibit 10.2 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.3
Performance Share Unit Agreement, dated as of July 25, 2025, by and between Customers Bancorp, Inc. and Samvir S. Sidhu, incorporated by reference to Exhibit 10.3 to Customers Bancorp’s Form 8-K filed with the SEC on January 5, 2026

10.4
Offer Letter, dated as of January 8, 2026, by and between Customers Bank and Stephen Wyremski, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on January 26, 2026

10.5	Supplemental Executive Retirement Plan of Samvir S. Sidhu, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on March 24, 2026

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2026, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

May 8, 2026	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	President and Chief Executive Officer (Principal Executive Officer)

May 8, 2026	By:	/s/ Mark R. McCollom
	Name:	Mark R. McCollom
	Title:	Chief Financial Officer (Principal Financial Officer)