Form 10-Q
period 2026-06-30
Customers Bancorp, Inc.
filed 2026-08-07
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On August 4, 2026, 33,783,799 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of June 30, 2026 and for the three and six month periods ended June 30, 2026 and 2025 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88

Item 4.	Controls and Procedures	89

PART II

Item 1.	Legal Proceedings	90

Item 1A.	Risk Factors	90

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Mine Safety Disclosures	91

Item 5.	Other Information	91

Item 6.	Exhibits	92

SIGNATURES		93

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2019 Plan	2019 Stock Incentive Plan
2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
2026 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2026
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CRE	Commercial real estate
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fintech	Third-Party Financial Technology
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration

SBA loans	Loans originated pursuant to the rules and regulations of the SBA
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$85,546	$62,051
Interest earning deposits	4,093,306	4,349,412
Cash and cash equivalents	4,178,852	4,411,463
Investment securities, at fair value (includes allowance for credit losses of $29,910 and $28,805, respectively)	2,626,717	1,937,646
Investment securities held to maturity	631,594	729,134
Loans held for sale (includes $5,510 and $2,745, respectively, at fair value)	58,611	26,102
Loans and leases receivable	16,217,068	15,041,340
Loans receivable, mortgage finance, at fair value	1,654,795	1,612,997
Loans receivable, installment, at fair value	84,826	102,077
Allowance for credit losses on loans and leases	(164,106)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	17,792,583	16,600,758
FHLB, Federal Reserve Bank, and other restricted stock	144,971	110,411
Accrued interest receivable	103,125	103,626
Bank premises and equipment, net	19,773	16,745
Bank-owned life insurance	310,312	305,503
Other real estate owned	12,568	12,432
Goodwill and other intangibles	3,629	3,629
Other assets	638,054	638,419
Total assets	$26,520,789	$24,895,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$6,913,804	$6,303,748
Interest bearing	14,819,093	14,474,956
Total deposits	21,732,897	20,778,704
FHLB advances	2,059,163	1,325,068
Other borrowings	99,278	99,208
Subordinated debt	171,741	281,147
Accrued interest payable and other liabilities	252,018	296,224
Total liabilities	24,315,097	22,780,351
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,484,767 and 36,188,920 shares issued as of June 30, 2026 and December 31, 2025; 33,772,598 and 34,191,223 shares outstanding as of June 30, 2026 and December 31, 2025	36,485	36,189
Additional paid in capital	669,114	666,756
Retained earnings	1,676,407	1,535,194
Accumulated other comprehensive income (loss), net	(58,346)	(54,050)
Treasury stock, at cost (2,712,169 and 1,997,697 shares as of June 30, 2026 and December 31, 2025)	(117,968)	(68,572)
Total shareholders’ equity	2,205,692	2,115,517
Total liabilities and shareholders’ equity	$26,520,789	$24,895,868
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans and leases	$268,628	$246,869	$527,362	$477,877
Investment securities	34,727	37,381	66,868	71,720
Interest earning deposits	37,628	39,972	79,458	82,886
Loans held for sale	1,280	1,806	2,515	6,567
Other	2,394	1,973	4,766	3,860
Total interest income	344,657	328,001	680,969	642,910
Interest expense:
Deposits	130,296	134,045	256,422	265,353
FHLB advances	17,109	12,717	30,044	24,518
Subordinated debt	2,723	3,229	7,344	6,441
Federal funds purchased	99	—	112	—
Other borrowings	1,064	1,307	2,330	2,449
Total interest expense	151,291	151,298	296,252	298,761
Net interest income	193,366	176,703	384,717	344,149
Provision for credit losses	23,067	20,781	46,439	49,078
Net interest income after provision for credit losses	170,299	155,922	338,278	295,071
Non-interest income:
Commercial lease income	15,392	11,056	30,810	21,724
Loan fees	8,673	9,106	19,179	16,341
Bank-owned life insurance	2,213	2,249	5,297	6,909
Mortgage finance transactional fees	1,332	1,175	2,638	2,108
Net gain (loss) on sale of loans and leases	1,061	—	2,105	2
Net gain (loss) on sale of investment securities	154	(1,797)	509	(1,797)
Impairment loss on debt securities	—	—	—	(51,319)
Other	5,218	7,817	7,821	11,148
Total non-interest income	34,043	29,606	68,359	5,116
Non-interest expense:
Salaries and employee benefits	56,037	45,848	107,331	88,522
Technology, communication and bank operations	12,891	10,382	24,534	21,694
Commercial lease depreciation	12,761	8,743	25,453	17,206
Professional services	10,024	13,850	21,719	25,707
Loan servicing	3,710	4,053	7,569	8,683
Occupancy	3,495	3,551	7,451	6,963
FDIC assessments, non-income taxes and regulatory fees	4,585	11,906	12,800	23,656
Advertising and promotion	481	461	1,035	989
Other	10,907	7,832	18,987	15,977
Total non-interest expense	114,891	106,626	226,879	209,397
Income before income tax expense	89,451	78,902	179,758	90,790
Income tax expense	17,891	17,963	38,545	16,939
Net income	71,560	60,939	141,213	73,851
Preferred stock dividends	—	3,185	—	6,574
Loss on redemption of preferred stock	—	1,908	—	1,908
Net income available to common shareholders	$71,560	$55,846	$141,213	$65,369

Basic earnings per common share	$2.12	$1.77	$4.16	$2.07
Diluted earnings per common share	2.05	1.73	4.02	2.02
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$71,560	$60,939	$141,213	$73,851
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	1,360	(8,011)	6,480	(21,260)
Income tax effect	(360)	2,119	(1,716)	5,603
Reclassification adjustments for (gains) losses included in net income	(154)	1,797	(509)	53,116
Income tax effect	41	(475)	135	(13,972)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	952	1,206	1,839	2,375
Income tax effect	(253)	(320)	(489)	(627)
Net unrealized gains (losses) on available for sale debt securities	1,586	(3,684)	5,740	25,235
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(7,563)	—	(14,507)	—
Income tax effect	2,004	—	3,844	—
Reclassification adjustment for (gains) losses included in net income	386	—	853	—
Income tax effect	(102)	—	(226)	—
Net unrealized gains (losses) on cash flow hedges	(5,275)	—	(10,036)	—
Other comprehensive income (loss), net of income tax effect	(3,689)	(3,684)	(4,296)	25,235
Comprehensive income (loss)	$67,871	$57,255	$136,917	$99,086
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended June 30, 2026
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2026	—	$—	33,692,632	$36,312	$669,112	$1,604,847	$(54,657)	$(111,314)	$2,144,300
Net income	—	—	—	—	—	71,560	—	—	71,560
Other comprehensive income (loss)	—	—	—	—	—	—	(3,689)	—	(3,689)
Share-based compensation expense	—	—	—	—	6,013	—	—	—	6,013
Issuance of common stock under share-based compensation arrangements	—	—	172,770	173	(6,011)	—	—	—	(5,838)
Repurchase of common shares	—	—	(92,804)	—	—	—	—	(6,654)	(6,654)
Balance, June 30, 2026	—	$—	33,772,598	$36,485	$669,114	$1,676,407	$(58,346)	$(117,968)	$2,205,692

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2025	5,700,000	$137,794	31,479,132	$35,995	$570,172	$1,335,534	$(67,641)	$(147,294)	$1,864,560
Net income	—	—	—	—	—	60,939	—	—	60,939
Other comprehensive income (loss)	—	—	—	—	—	—	(3,684)	—	(3,684)
Preferred stock dividends (1)	—	—	—	—	—	(3,185)	—	—	(3,185)
Redemption of preferred stock (2)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	4,442	—	—	—	4,442
Issuance of common stock under share-based compensation arrangements	—	—	127,802	128	(2,141)	—	—	—	(2,013)
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558
(1)Dividends per share of $0.613042 and $0.589155 were declared on Series E and F preferred stock, respectively, for the three months ended June 30, 2025.
(2)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.

	Six Months Ended June 30, 2026
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2025	—	$—	34,191,223	$36,189	$666,756	$1,535,194	$(54,050)	$(68,572)	$2,115,517
Net income	—	—	—	—	—	141,213	—	—	141,213
Other comprehensive income (loss)	—	—	—	—	—	—	(4,296)	—	(4,296)
Share-based compensation expense	—	—	—	—	11,844	—	—	—	11,844
Issuance of common stock under share-based compensation arrangements	—	—	295,847	296	(9,486)	—	—	—	(9,190)
Repurchase of common shares	—	—	(714,472)	—	—	—	—	(49,396)	(49,396)
Balance, June 30, 2026	—	$—	33,772,598	$36,485	$669,114	$1,676,407	$(58,346)	$(117,968)	$2,205,692

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	73,851	—	—	73,851
Other comprehensive income (loss)	—	—	—	—	—	—	25,235	—	25,235
Preferred stock dividends (1)	—	—	—	—	—	(6,574)	—	—	(6,574)
Redemption of preferred stock (2)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (2)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	8,737	—	—	—	8,737
Issuance of common stock under share-based compensation arrangements	—	—	364,633	365	(11,597)	—	—	—	(11,232)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558
(1)Dividends per share of $1.229832 and $1.182057 were declared on Series E and F preferred stock, respectively, for the six months ended June 30, 2025.
(2)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$141,213	$73,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	46,439	49,078
Depreciation and amortization	28,150	27,282
Share-based compensation expense	11,451	8,652
Deferred taxes	3,845	(10,973)
Net amortization (accretion) of investment securities premiums and discounts	(2,188)	(1,773)
Unrealized (gain) loss on investment securities	111	(160)
Impairment loss on debt securities	—	51,319
Impairment loss on equity securities	—	2,278
Net (gain) loss on sale of investment securities	(509)	1,797
Unrealized (gain) loss on derivatives	280	(1,514)
(Gain) loss on sale of leased assets under lessor operating leases	(745)	(1,636)
Fair value adjustment on loans held for sale	(393)	378
Fair value adjustment on loans held for investment	291	(2,050)
Net (gain) loss on sale of loans and leases	(2,105)	(2)
Origination and purchases of loans held for sale	(356,642)	(417,808)
Proceeds from sales and repayments of loans held for sale	380,428	466,171
Amortization (accretion) of loan net deferred fees, discounts and premiums	(13,233)	(11,616)
Earnings on investment in bank-owned life insurance	(5,297)	(6,909)
(Increase) decrease in accrued interest receivable and other assets	(44,743)	3,465
Increase (decrease) in accrued interest payable and other liabilities	(43,979)	26,445
Net Cash Provided By (Used In) Operating Activities	142,374	256,275
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	273,890	167,483
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	109,438	155,580
Proceeds from sales of investment securities available for sale	70,950	450,423
Purchases of investment securities available for sale	(1,035,999)	(506,771)
Purchases of investment securities held to maturity	(9,819)	(14,022)
Origination of mortgage finance loans	(14,820,321)	(12,162,399)
Proceeds from repayments of mortgage finance loans	14,790,697	11,969,037
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(1,083,776)	(461,034)
Proceeds from sales of loans and leases	44,559	1,081
Purchases of loans	(200,046)	(182,000)
Purchases of bank-owned life insurance	—	(1,462)
Proceeds from bank-owned life insurance	1,431	5,634
Net (purchases of) proceeds from sale of FHLB, Federal Reserve Bank, and other restricted stock	(36,560)	(4,376)
Purchases of bank premises and equipment	(1,300)	(772)
Proceeds from sales of leased assets under lessor operating leases	3,577	4,207
Purchases of leased assets under lessor operating leases	(30,036)	(39,811)
Net Cash Provided By (Used In) Investing Activities	(1,923,315)	(619,202)

	(continued)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities
Net increase (decrease) in deposits	977,301	101,644
Proceeds from long-term borrowed funds from FHLB and FRB	920,000	160,000
Repayments of long-term borrowed funds from FHLB and FRB	(180,000)	(100,000)
Repayments of subordinated long-term debt	(110,000)	—
Redemption of preferred stock	—	(57,501)
Preferred stock dividends paid	—	(6,848)
Purchase of treasury stock	(49,396)	(5,641)
Payments of employee taxes withheld from share-based awards	(10,241)	(12,280)
Proceeds from issuance of common stock	666	1,133
Net Cash Provided By (Used In) Financing Activities	1,548,330	80,507
Net Increase (Decrease) in Cash and Cash Equivalents	(232,611)	(282,420)
Cash and Cash Equivalents – Beginning	4,411,463	3,785,931
Cash and Cash Equivalents – Ending	$4,178,852	$3,503,511

Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$40,029	$—
Transfer of loans held for sale to held for investment	1,300	137,011
Transfer of loans to other real estate owned	136	12,306
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (the “2025 Form 10-K”). The 2025 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three and six months ended June 30, 2026.
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
• Requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
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
• Specifically, one of five issues in this ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge from having a shared risk exposure to a similar risk exposure. Entities are required to assess risk similarity both at hedge inception and on an ongoing basis. The amendments also clarify that a group of individual forecasted transactions can be considered to have a similar risk exposure if the derivative used as the hedging instrument is highly effective against each hedged risk in the group. In some cases, entities are permitted to perform an ongoing qualitative assessment of whether a group of individual forecasted transactions has a similar risk exposure.
• Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.
	• Amendments in this ASU are to be applied on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this ASU for hedging relationships that exist as of the date of adoption. An entity is permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge.	• Customers is currently evaluating the expected impact of this ASU on Customers’ consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025
Net income available to common shareholders	$71,560	$55,846	$141,213	$65,369

Weighted-average number of common shares outstanding – basic	33,796,369	31,585,390	33,937,816	31,516,887
Share-based compensation plans	1,109,362	788,671	1,170,840	915,108
Weighted-average number of common shares – diluted	34,905,731	32,374,061	35,108,656	32,431,995

Basic earnings per common share	$2.12	$1.77	$4.16	$2.07
Diluted earnings per common share	2.05	1.73	4.02	2.02
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive securities:
Share-based compensation awards	—	18,975	24,665	18,975

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025. Amounts in parentheses indicate reductions to AOCI:

	Three Months Ended June 30, 2026
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at April 1	$(52,858)	$(1,799)	$(54,657)
Unrealized gains (losses) arising during period, before tax	1,360	(7,563)	(6,203)
Income tax effect	(360)	2,004	1,644
Other comprehensive income (loss) before reclassifications	1,000	(5,559)	(4,559)
Reclassification adjustments for (gains) losses included in net income, before tax	(154)	386	232
Income tax effect	41	(102)	(61)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(113)	284	171
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	952	—	952
Income tax effect	(253)	—	(253)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	699	—	699
Net current-period other comprehensive income (loss)	1,586	(5,275)	(3,689)
Balance at June 30	$(51,272)	$(7,074)	$(58,346)

	Three Months Ended June 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at April 1	$(67,641)	$—	$(67,641)
Unrealized gains (losses) arising during period, before tax	(8,011)	—	(8,011)
Income tax effect	2,119	—	2,119
Other comprehensive income (loss) before reclassifications	(5,892)	—	(5,892)
Reclassification adjustments for (gains) losses included in net income, before tax	1,797	—	1,797
Income tax effect	(475)	—	(475)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	1,322	—	1,322
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,206	—	1,206
Income tax effect	(320)	—	(320)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	886	—	886
Net current-period other comprehensive income (loss)	(3,684)	—	(3,684)
Balance at June 30	$(71,325)	$—	$(71,325)

	Six Months Ended June 30, 2026
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(57,012)	$2,962	$(54,050)
Unrealized gains (losses) arising during period, before tax	6,480	(14,507)	(8,027)
Income tax effect	(1,716)	3,844	2,128
Other comprehensive income (loss) before reclassifications	4,764	(10,663)	(5,899)
Reclassification adjustments for (gains) losses included in net income, before tax	(509)	853	344
Income tax effect	135	(226)	(91)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(374)	627	253
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,839	—	1,839
Income tax effect	(489)	—	(489)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,350	—	1,350
Net current-period other comprehensive income (loss)	5,740	(10,036)	(4,296)
Balance at June 30	$(51,272)	$(7,074)	$(58,346)

	Six Months Ended June 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(96,560)	$—	$(96,560)
Unrealized gains (losses) arising during period, before tax	(21,260)	—	(21,260)
Income tax effect	5,603	—	5,603
Other comprehensive income (loss) before reclassifications	(15,657)	—	(15,657)
Reclassification adjustments for (gains) losses included in net income, before tax	53,116	—	53,116
Income tax effect	(13,972)	—	(13,972)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	39,144	—	39,144
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,375	—	2,375
Income tax effect	(627)	—	(627)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,748	—	1,748
Net current-period other comprehensive income	25,235	—	25,235
Balance at June 30	$(71,325)	$—	$(71,325)
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

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$300,305	$—	$1,187	$—	$301,492
Agency-guaranteed residential mortgage-backed securities	754,024	—	2,372	(5,401)	750,995
Agency-guaranteed residential collateralized mortgage obligations	852,422	—	1,582	(9,138)	844,866
Agency-guaranteed commercial collateralized mortgage obligations	116,879	—	150	(5,004)	112,025
Corporate notes	280,206	(29,910)	417	(13,834)	236,879
Private label collateralized mortgage obligations	362,873	—	—	(13,164)	349,709
Available for sale debt securities	$2,666,709	$(29,910)	$5,708	$(46,541)	2,595,966
Equity securities (2)					30,751
Total investment securities, at fair value					$2,626,717

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$239,259	$(586)	$—	$(860)	$237,813
Agency-guaranteed residential mortgage-backed securities	410,648	—	3,238	(125)	413,761
Agency-guaranteed residential collateralized mortgage obligations	496,595	—	4,307	(7,395)	493,507
Agency-guaranteed commercial collateralized mortgage obligations	118,049	—	548	(3,021)	115,576
Corporate notes	340,793	(28,219)	1,091	(27,807)	285,858
Private label collateralized mortgage obligations	376,803	—	—	(16,783)	360,020
Available for sale debt securities	$1,982,147	$(28,805)	$9,184	$(55,991)	1,906,535
Equity securities (2)					31,111
Total investment securities, at fair value					$1,937,646
(1)Accrued interest on AFS debt securities totaled $10.2 million and $9.2 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Primarily includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at June 30, 2026 and December 31, 2025. No impairments or measurement adjustments have been recorded on equity securities without a readily determinable fair value during the three and six months ended June 30, 2026. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the three and six months ended June 30, 2025 and included within other non-interest income on the consolidated statements of income.
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

Proceeds from the sale of AFS debt securities were $29.7 million and $71.0 million for the three and six months ended June 30, 2026, respectively. Proceeds from the sale of AFS debt securities were $450.4 million for the three and six months ended June 30, 2025. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Gross realized gains	$208	$3,248	$882	$3,248
Gross realized losses	(54)	(5,045)	(373)	(5,045)
Net realized gains (losses) on sale of available for sale debt securities	$154	$(1,797)	$509	$(1,797)
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	June 30, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$48,687	$38,561
Due after one year through five years	108,891	88,676
Due after five years through ten years	114,628	101,642
Due after ten years	8,000	8,000
Asset-backed securities	300,305	301,492
Agency-guaranteed residential mortgage-backed securities	754,024	750,995
Agency-guaranteed residential collateralized mortgage obligations	852,422	844,866
Agency-guaranteed commercial collateralized mortgage obligations	116,879	112,025
Private label collateralized mortgage obligations	362,873	349,709
Total available for sale debt securities	$2,666,709	$2,595,966
Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$401,772	$(5,401)	$—	$—	$401,772	$(5,401)
Agency-guaranteed residential collateralized mortgage obligations	301,286	(1,574)	84,221	(7,564)	385,507	(9,138)
Agency-guaranteed commercial collateralized mortgage obligations	23,085	(449)	72,551	(4,555)	95,636	(5,004)
Corporate notes	68,632	(1,118)	44,953	(3,047)	113,585	(4,165)
Private label collateralized mortgage obligations	—	—	349,709	(13,164)	349,709	(13,164)
Total	$794,775	$(8,542)	$551,434	$(28,330)	$1,346,209	$(36,872)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$1,478	$(176)	$1,478	$(176)
Agency-guaranteed residential mortgage-backed securities	121,782	(95)	3,793	(30)	125,575	(125)
Agency-guaranteed residential collateralized mortgage obligations	171,773	(905)	92,018	(6,490)	263,791	(7,395)
Agency-guaranteed commercial collateralized mortgage obligations	21,190	(276)	75,013	(2,745)	96,203	(3,021)
Corporate notes	26,590	(910)	83,414	(9,086)	110,004	(9,996)
Private label collateralized mortgage obligations	—	—	360,020	(16,783)	360,020	(16,783)
Total	$341,335	$(2,186)	$615,736	$(35,310)	$957,071	$(37,496)
At June 30, 2026, there were 50 AFS debt securities with unrealized losses in the less-than-twelve-months category and 35 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 85 securities, and it is not more likely than not that Customers will be required to sell any of the 85 securities before recovery of the amortized cost basis. At December 31, 2025, there were 57 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three and six months ended June 30, 2026 and 2025. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended June 30,
	2026			2025
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Private label CMOs	Total
Balance at April 1	$42	$24,524	$24,566	$353	$12,774	$—	$13,127
Credit losses on securities for which credit losses were not previously recorded	—	202	202	400	128	—	528
Credit losses on previously impaired securities	—	5,316	5,316	—	2,189	—	2,189
Decrease in allowance for credit losses on previously impaired securities	(42)	(132)	(174)	(169)	(124)	—	(293)
Reduction due to sales and intent to sell	—	—	—	—	(100)	—	(100)
Allowance for credit losses on PCD debt securities	—	—	—	—	1,905	—	1,905
Balance at June 30	$—	$29,910	$29,910	$584	$16,772	$—	$17,356

	Six Months Ended June 30,
	2026			2025
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Private label CMOs	Total
Balance at January 1	$586	$28,219	$28,805	$362	$7,135	$107	$7,604
Credit losses on securities for which credit losses were not previously recorded	—	202	202	400	128	—	528
Credit losses on previously impaired securities	—	12,109	12,109	16	9,188	—	9,204
Decrease in allowance for credit losses on previously impaired securities	(586)	(1,570)	(2,156)	(194)	(223)	—	(417)
Reduction due to sales and intent to sell	—	(9,050)	(9,050)	—	(1,361)	(107)	(1,468)
Allowance for credit losses on PCD debt securities	—	—	—	—	1,905	—	1,905
Balance at June 30	$—	$29,910	$29,910	$584	$16,772	$—	$17,356

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. Customers recorded a reversal of $0.6 million in accrued interest income for the three and six months ended June 30, 2026. No accrued interest income was reversed for the three months ended June 30, 2025. Customers recorded a reversal of $4.1 million in accrued interest income for the six months ended June 30, 2025.
At June 30, 2026 and December 31, 2025, Customers Bank had pledged AFS investment securities aggregating $2.0 billion and $1.4 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$181,633	$—	$181,633	$3	$(3,425)	$178,211
Agency-guaranteed residential mortgage-backed securities	6,622	—	6,622	—	(758)	5,864
Agency-guaranteed commercial mortgage-backed securities	1,645	—	1,645	—	(239)	1,406
Agency-guaranteed residential collateralized mortgage obligations	146,909	—	146,909	—	(13,485)	133,424
Agency-guaranteed commercial collateralized mortgage obligations	190,374	—	190,374	—	(28,243)	162,131
Private label collateralized mortgage obligations	104,411	—	104,411	—	(9,899)	94,512
Total held to maturity debt securities	$631,594	$—	$631,594	$3	$(56,049)	$575,548

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$258,371	$—	$258,371	$678	$(2,432)	$256,617
Agency-guaranteed residential mortgage-backed securities	6,708	—	6,708	—	(718)	5,990
Agency-guaranteed commercial mortgage-backed securities	1,687	—	1,687	—	(238)	1,449
Agency-guaranteed residential collateralized mortgage obligations	153,662	—	153,662	—	(10,629)	143,033
Agency-guaranteed commercial collateralized mortgage obligations	182,272	—	182,272	—	(22,242)	160,030
Private label collateralized mortgage obligations	126,434	—	126,434	—	(9,955)	116,479
Total held to maturity debt securities	$729,134	$—	$729,134	$678	$(46,214)	$683,598
(1)Accrued interest on HTM debt securities totaled $1.2 million and $1.5 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	June 30, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$181,633	$178,211
Agency-guaranteed residential mortgage-backed securities	6,622	5,864
Agency-guaranteed commercial mortgage-backed securities	1,645	1,406
Agency-guaranteed residential collateralized mortgage obligations	146,909	133,424
Agency-guaranteed commercial collateralized mortgage obligations	190,374	162,131
Private label collateralized mortgage obligations	104,411	94,512
Total held to maturity debt securities	$631,594	$575,548
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at June 30, 2026 and December 31, 2025. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at June 30, 2026 and December 31, 2025. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at June 30, 2026 and December 31, 2025. The asset-backed securities are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities by evaluating the performance of the sold consumer installment loans and other underlying loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	June 30, 2026
(amounts in thousands)	AAA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$181,633	$181,633
Agency-guaranteed residential mortgage-backed securities	—	6,622	6,622
Agency-guaranteed commercial mortgage-backed securities	—	1,645	1,645
Agency-guaranteed residential collateralized mortgage obligations	—	146,909	146,909
Agency-guaranteed commercial collateralized mortgage obligations	—	190,374	190,374
Private label collateralized mortgage obligations	104,411	—	104,411
Total held to maturity debt securities	$104,411	$527,183	$631,594
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. At June 30, 2026 and December 31, 2025, there were no HTM debt securities past due under the terms of their agreements or in non-accrual status.
At June 30, 2026 and December 31, 2025, Customers Bank had pledged HTM investment securities aggregating $397.3 million and $406.5 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of June 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	June 30, 2026	December 31, 2025
Residential mortgage loans, at fair value	$2,528	$1,851
Personal installment loans, at lower of cost or fair value	53,101	23,357
Other installment loans, at fair value	2,982	894
Total loans held for sale	$58,611	$26,102
Total loans held for sale included NPLs of $0.1 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.
Refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of June 30, 2026 and December 31, 2025:

(amounts in thousands)	June 30, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,650,758	$7,090,087
Other commercial and industrial	1,179,043	1,121,087
Multifamily	2,623,964	2,490,336
Commercial real estate owner occupied	1,270,575	1,135,119
Commercial real estate non-owner occupied	1,888,040	1,738,821
Construction	216,832	162,966
Total commercial loans and leases receivable	14,829,212	13,738,416
Consumer:
Residential real estate	508,187	497,567
Manufactured housing	24,763	27,452
Installment:
Personal	647,149	581,340
Other	207,757	196,565
Total consumer loans receivable	1,387,856	1,302,924
Loans and leases receivable	16,217,068	15,041,340
Loans receivable, mortgage finance, at fair value	1,654,795	1,612,997
Loans receivable, installment, at fair value	84,826	102,077
Allowance for credit losses on loans and leases	(164,106)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$17,792,583	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $325.9 million and $306.5 million at June 30, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(29.9) million and $(30.3) million at June 30, 2026 and December 31, 2025, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $89.2 million and $89.9 million at June 30, 2026 and December 31, 2025, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At June 30, 2026 and December 31, 2025, there were $48.8 million and $34.2 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$1,410	$11,739	$7,216	$20,365	$8,805,388	$8,825,753
Multifamily	—	7,130	—	7,130	2,616,834	2,623,964
Commercial real estate owner occupied	—	—	5,691	5,691	1,264,884	1,270,575
Commercial real estate non-owner occupied	—	—	135	135	1,887,905	1,888,040
Construction	—	—	—	—	216,832	216,832
Residential real estate	4,900	4,259	4,307	13,466	494,721	508,187
Manufactured housing	132	467	1,197	1,796	22,967	24,763
Installment	7,066	3,122	4,076	14,264	840,642	854,906
Total	$13,508	$26,717	$22,622	$62,847	$16,150,173	$16,213,020

	December 31, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial, including specialized lending	$9,212	$12,888	$7,359	$29,459	$8,177,047	$8,206,506
Multifamily	17,506	—	2,092	19,598	2,470,738	2,490,336
Commercial real estate owner occupied	3,124	158	3,875	7,157	1,127,962	1,135,119
Commercial real estate non-owner occupied	65	—	168	233	1,738,588	1,738,821
Construction	—	—	—	—	162,966	162,966
Residential real estate	11,259	4,376	5,197	20,832	476,735	497,567
Manufactured housing	533	205	1,466	2,204	25,248	27,452
Installment	8,744	3,519	4,483	16,746	761,159	777,905
Total	$50,443	$21,146	$24,640	$96,229	$14,940,443	$15,036,672
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.2 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date.
(4)Includes PCD loans of $118.6 million and $118.5 million at June 30, 2026 and December 31, 2025, respectively.

Non-accrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on non-accrual status:

	June 30, 2026			December 31, 2025
(amounts in thousands)	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans
Commercial and industrial, including specialized lending	$11,156	$11,672	$22,828	$8,108	$11,682	$19,790
Multifamily	14,205	—	14,205	2,092	—	2,092
Commercial real estate owner occupied	5,692	—	5,692	3,876	—	3,876
Commercial real estate non-owner occupied	135	—	135	168	—	168
Residential real estate	6,586	154	6,740	9,513	158	9,671
Manufactured housing	—	1,047	1,047	—	1,192	1,192
Installment	—	4,075	4,075	—	4,483	4,483
Total	$37,774	$16,948	$54,722	$23,757	$17,515	$41,272
Interest income recognized on non-accrual loans was insignificant for the three and six months ended June 30, 2026 and 2025. Accrued interest reversed when the loans went to non-accrual status was insignificant for the three and six months ended June 30, 2026 and 2025.
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
At June 30, 2026 and December 31, 2025, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. Customers transferred these consumer installment loans from held for sale to held for investment when the lending arrangement with this fintech company expired, and continue to be reported at fair value based on an election made to account for the loans at fair value.
At June 30, 2026, Customers had $1.2 million of consumer installment loans, at fair value, in non-accrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and six months ended June 30, 2026 and 2025 are presented in the tables below:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2026
Ending Balance, March 31, 2026	$41,214	$19,441	$10,556	$18,470	$2,672	$5,713	$3,338	$59,558	$160,962
Charge-offs	(3,469)	(4,880)	(6)	—	—	(21)	—	(8,951)	(17,327)
Recoveries	821	—	338	—	—	1	—	1,588	2,748
Provision (benefit) for credit losses on loans and leases	1,592	14,763	(662)	(4,967)	131	558	(94)	6,402	17,723
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106
Six Months Ended June 30, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(7,948)	(7,510)	(36)	—	—	(22)	—	(18,883)	(34,399)
Recoveries	2,724	—	373	—	—	2	—	3,466	6,565
Provision (benefit) for credit losses on loans and leases	7,699	17,501	(542)	(5,425)	578	(228)	(147)	16,848	36,284
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2025
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(5,996)	—	(417)	—	—	—	—	(10,750)	(17,163)
Recoveries	2,125	—	6	—	3	4	—	1,910	4,048
Provision (benefit) for credit losses on loans and leases	8,549	2,074	2,145	2,621	893	164	(79)	2,090	18,457
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Six Months Ended June 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(10,503)	(3,834)	(436)	—	—	—	—	(23,153)	(37,926)
Recoveries	3,401	—	9	—	6	4	—	4,247	7,667
Provision (benefit) for credit losses on loans and leases	12,985	6,187	2,186	3,274	904	359	(108)	14,115	39,902
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418

(1)    Includes specialized lending.
(2)    Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the three and six months ended June 30, 2025.
At June 30, 2026, the ACL on loans and leases was $164.1 million, an increase of $8.4 million from the December 31, 2025 balance of $155.7 million. The increase in ACL for the three and six months ended June 30, 2026 was primarily attributable to increase in loan balances partially offset by slight improvements in the forecast of macroeconomic variables.
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
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended June 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$9,089	$—	$—	$—	$9,089	0.10%
Personal installment	121	522	643	493	—	1,779	0.28%
Total	$121	$9,611	$643	$493	$—	$10,868

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Personal installment	$665	$233	$789	$—	$1,687	0.37%
Total	$665	$233	$789	$—	$1,687

	Six Months Ended June 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$—	$15,169	$—	$—	$—	$15,169	0.17%
Manufactured housing	—	—	—	—	41	41	0.17%
Personal installment	220	1,256	1,107	927	—	3,510	0.54%
Total	$220	$16,425	$1,107	$927	$41	$18,720

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial, including specialized lending	$731	$760	$—	$—	$1,491	0.02%
Personal installment	2,922	1,491	888	126	5,427	1.19%
Total	$3,653	$2,251	$888	$126	$6,918

As of June 30, 2026, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and six months ended June 30, 2026.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	6	0	$—	—%	0	0	$—
Personal installment	12.1	7	10	695	—	5	9	794

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial, including specialized lending	—%	9	0	$—	—%	11	6	$—
Manufactured housing	4.3	40	0	—	—	0	0	—
Personal installment	12.7	6	9	1,001	11.5	5	7	867
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended June 30, 2026 and 2025:

	June 30, 2026
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$20,387	$20,387
Manufactured housing	—	—	—	41	41
Personal installment	568	205	295	5,031	6,099
Total	$568	$205	$295	$25,459	$26,527

	June 30, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial, including specialized lending	$—	$—	$—	$6,286	$6,286
Residential real estate	—	—	—	301	301
Manufactured housing	—	—	—	167	167
Personal installment	542	574	517	5,431	7,064
Total	$542	$574	$517	$12,185	$13,818
The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended June 30, 2026 and 2025, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or non-accrual.
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

The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of June 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$1,424,018	$1,960,832	$1,108,054	$408,614	$766,028	$276,583	$2,520,699	$211,916	$8,676,744
Special mention	—	1,803	2,715	—	4,080	—	2,000	6,959	17,557
Substandard	703	7,507	9,266	2,336	13,347	65,420	12,170	20,703	131,452
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$1,424,721	$1,970,142	$1,120,035	$410,950	$783,455	$342,003	$2,534,869	$239,578	$8,825,753

Commercial and industrial loans and leases charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$332	$3,028	$109	$—	$—	$3,469
Six Months Ended June 30, 2026	—	3,616	—	332	3,110	890	—	—	7,948

Multifamily loans:
Pass	$247,385	$454,600	$232,557	$754	$1,059,442	$457,001	$—	$—	$2,451,739
Special mention	—	—	—	—	67,020	19,543	—	—	86,563
Substandard	—	—	—	—	13,664	71,998	—	—	85,662
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$247,385	$454,600	$232,557	$754	$1,140,126	$548,542	$—	$—	$2,623,964

Multifamily loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$—	$—	$4,880	$—	$—	$4,880
Six Months Ended June 30, 2026	—	—	—	—	—	7,510	—	—	7,510

Commercial real estate owner occupied loans:
Pass	$134,581	$275,844	$329,020	$45,153	$201,869	$240,908	$7,603	$30	$1,235,008
Special mention	—	—	—	—	—	41	—	—	41
Substandard	—	17,632	—	4,857	2,773	10,264	—	—	35,526
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$134,581	$293,476	$329,020	$50,010	$204,642	$251,213	$7,603	$30	$1,270,575

Commercial real estate owner occupied loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$—	$6	$—	$—	$—	$6
Six Months Ended June 30, 2026	—	—	—	—	36	—	—	—	36

Commercial real estate non-owner occupied loans:
Pass	$261,999	$522,185	$168,950	$13,883	$331,768	$551,535	$2,300	$2,000	$1,854,620
Special mention	—	—	—	21,971	3,511	3,061	—	—	28,543
Substandard	—	—	—	—	2,131	2,746	—	—	4,877
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$261,999	$522,185	$168,950	$35,854	$337,410	$557,342	$2,300	$2,000	$1,888,040

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2026	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Construction loans:
Pass	$11,258	$76,705	$50,402	$57,195	$21,272	$—	$—	$—	$216,832
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$11,258	$76,705	$50,402	$57,195	$21,272	$—	$—	$—	$216,832

Construction loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2026	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$2,079,944	$3,317,108	$1,900,964	$554,763	$2,486,905	$1,699,100	$2,544,772	$241,608	$14,825,164

Total commercial loans and leases receivable charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$332	$3,034	$4,989	$—	$—	$8,355
Six Months Ended June 30, 2026	—	3,616	—	332	3,146	8,400	—	—	15,494

Residential real estate loans:
Performing	$25,265	$47,044	$32,071	$17,122	$149,092	$184,954	$45,631	$—	$501,179
Non-performing	—	—	129	680	572	5,469	158	—	7,008
Total residential real estate loans	$25,265	$47,044	$32,200	$17,802	$149,664	$190,423	$45,789	$—	$508,187

Residential real estate loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$21	$—	$—	$—	$—	$21
Six Months Ended June 30, 2026	—	—	—	21	1	—	—	—	22

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$23,429	$—	$—	$23,429
Non-performing	—	—	—	—	—	1,334	—	—	1,334
Total manufactured housing loans	$—	$—	$—	$—	$—	$24,763	$—	$—	$24,763

Manufactured housing loans charge-offs:
Three Months Ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2026	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$253,252	$195,448	$57,256	$147,741	$110,643	$78,646	$7,844	$—	$850,830
Non-performing	6	655	423	1,540	915	537	—	—	4,076
Total installment loans	$253,258	$196,103	$57,679	$149,281	$111,558	$79,183	$7,844	$—	$854,906

Installment loans charge-offs:
Three Months Ended June 30, 2026	$1,244	$1,609	$1,035	$2,030	$1,973	$1,060	$—	$—	$8,951
Six Months Ended June 30, 2026	1,866	3,131	2,373	4,560	4,877	2,076	—	—	18,883

Total consumer loans	$278,523	$243,147	$89,879	$167,083	$261,222	$294,369	$53,633	$—	$1,387,856

Total consumer loans charge-offs:
Three Months Ended June 30, 2026	$1,244	$1,609	$1,035	$2,051	$1,973	$1,060	$—	$—	$8,972
Six Months Ended June 30, 2026	1,866	3,131	2,373	4,581	4,878	2,076	—	—	18,905

Loans and leases receivable	$2,358,467	$3,560,255	$1,990,843	$721,846	$2,748,127	$1,993,469	$2,598,405	$241,608	$16,213,020

	Term Loans Amortized Cost Basis by Origination Year as of June 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Loans and leases receivable charge-offs:
Three Months Ended June 30, 2026	$1,244	$1,609	$1,035	$2,383	$5,007	$6,049	$—	$—	$17,327
Six Months Ended June 30, 2026	$1,866	$6,747	$2,373	$4,913	$8,024	$10,476	$—	$—	$34,399

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases, including specialized lending:
Pass	$2,609,580	$1,280,152	$609,744	$839,184	$233,753	$129,958	$2,131,707	$167,916	$8,001,994
Special mention	7,511	4,778	—	37,976	3,633	—	9,658	7,150	70,706
Substandard	—	10,267	1,116	18,927	15,226	84,462	797	3,011	133,806
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,617,091	$1,295,197	$610,860	$896,087	$252,612	$214,420	$2,142,162	$178,077	$8,206,506

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$881	$10,880	$600	$1,307	$—	$—	$14,732

Multifamily loans:
Pass	$467,366	$233,998	$775	$1,148,681	$242,865	$290,416	$—	$—	$2,384,101
Special mention	—	—	—	14,556	20,471	16,920	—	—	51,947
Substandard	—	—	—	7,182	16,974	30,132	—	—	54,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$467,366	$233,998	$775	$1,170,419	$280,310	$337,468	$—	$—	$2,490,336

Multifamily loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$8,446	$—	$—	$8,446

Commercial real estate owner occupied loans:
Pass	$217,893	$335,437	$52,517	$195,951	$161,739	$124,346	$7,604	$32	$1,095,519
Special mention	17,785	—	—	10,676	1,214	43	—	—	29,718
Substandard	—	—	2,928	170	—	6,784	—	—	9,882
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$235,678	$335,437	$55,445	$206,797	$162,953	$131,173	$7,604	$32	$1,135,119

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$15	$417	$361	$393	$—	$—	$1,186

Commercial real estate non-owner occupied loans:
Pass	$524,297	$163,771	$14,136	$354,528	$86,017	$525,878	$3,300	$—	$1,671,927
Special mention	—	—	24,048	28,407	6,010	5,626	—	—	64,091
Substandard	—	—	—	1,754	—	1,049	—	—	2,803
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$524,297	$163,771	$38,184	$384,689	$92,027	$532,553	$3,300	$—	$1,738,821

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$3,073	$—	$—	$3,073

Construction loans:
Pass	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966

Construction loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$3,881,276	$2,083,792	$754,420	$2,679,569	$787,902	$1,215,614	$2,153,066	$178,109	$13,733,748

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$896	$11,297	$961	$13,219	$—	$—	$27,437

Residential real estate loans:
Performing	$49,521	$32,347	$18,124	$152,771	$114,934	$75,589	$44,794	$—	$488,080
Non-performing	—	133	962	1,225	1,040	4,990	1,137	—	9,487
Total residential real estate loans	$49,521	$32,480	$19,086	$153,996	$115,974	$80,579	$45,931	$—	$497,567

Residential real estate loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$53	$—	$—	$3	$—	$—	$56

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$25,845	$—	$—	$25,845
Non-performing	—	—	—	—	—	1,607	—	—	1,607
Total manufactured housing loans	$—	$—	$—	$—	$—	$27,452	$—	$—	$27,452

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$245,697	$76,563	$178,863	$159,650	$40,057	$32,671	$39,981	$1	$773,483
Non-performing	364	467	1,532	1,610	258	61	130	—	4,422
Total installment loans	$246,061	$77,030	$180,395	$161,260	$40,315	$32,732	$40,111	$1	$777,905

Installment loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,790	$15,413	$6,457	$2,809	$—	$—	$44,803

Total consumer loans	$295,582	$109,510	$199,481	$315,256	$156,289	$140,763	$86,042	$1	$1,302,924

Total consumer loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,843	$15,413	$6,457	$2,812	$—	$—	$44,859

Loans and leases receivable	$4,176,858	$2,193,302	$953,901	$2,994,825	$944,191	$1,356,377	$2,239,108	$178,110	$15,036,672

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$2,621	$5,777	$13,739	$26,710	$7,418	$16,031	$—	$—	$72,296

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Purchases (1)
Other commercial and industrial	$—	$52,776	$—	$53,855
Construction	—	10,080	—	10,080
Personal installment (2)	111,952	40,700	169,778	145,641
Other installment (2)	30,268	—	30,268	—
Total	$142,220	$103,556	$200,046	$209,576
Sales (3)
Specialized lending	$—	$—	$1,039	$—
Other commercial and industrial (4)	24,184	—	38,314	—
Multifamily	—	—	—	8,000
Commercial real estate owner occupied (4)	1,181	—	5,206	—
Personal installment	—	—	—	281
Total	$25,365	$—	$44,559	$8,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.9% and 74.4% of the loans’ unpaid principal balance for the three months ended June 30, 2026 and 2025, respectively. The purchase price was 99.6% and 87.1% of the loans' unpaid principal balance for the six months ended June 30, 2026 and 2025, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2026 and 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.1 million and $2.1 million for the three and six months ended June 30, 2026, respectively. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three and six months ended June 30, 2025.
(4)Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $10.5 billion and $9.4 billion at June 30, 2026 and December 31, 2025, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between eleven months and nine years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	June 30, 2026	December 31, 2025
ASSETS
Operating lease ROU assets	Other assets	$32,096	$34,347
LIABILITIES
Operating lease liabilities	Other liabilities	$39,218	$41,719
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2026	2025	2026	2025
Operating lease cost (1)	Occupancy expenses	$1,753	$1,877	$3,599	$3,826
(1) There were no variable lease costs for the three and six months ended June 30, 2026 and 2025, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at June 30, 2026:

(amounts in thousands)	June 30, 2026
2026	$3,868
2027	7,827
2028	7,526
2029	6,590
2030	4,980
Thereafter	14,643
Total minimum payments	45,434
Less: interest	6,216
Present value of lease liabilities	$39,218
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively. Cash paid pursuant to the operating lease liabilities was $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	7.0 years	7.4 years

Weighted average discount rate
Operating leases	4.21%	4.20%
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
Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three and six months ended June 30, 2026 and 2025.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $18.0 million and $15.3 million for the three months ended June 30, 2026 and 2025, respectively. Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $35.8 million and $29.8 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2026 and December 31, 2025:

(amounts in thousands)	Classification	June 30, 2026	December 31, 2025
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$324,767	$301,753
Guaranteed residual assets	Loans and leases receivable	28,619	26,859
Unguaranteed residual assets	Loans and leases receivable	10,748	11,788
Deferred initial direct costs	Loans and leases receivable	1,809	1,717
Unearned income	Loans and leases receivable	(40,060)	(35,575)
Net investment in direct financing and sales-type leases		$325,883	$306,542

Operating leases
Investment in operating leases	Other assets	$423,130	$407,987
Accumulated depreciation	Other assets	(122,018)	(105,706)
Deferred initial direct costs	Other assets	1,017	1,094
Net investment in operating leases		302,129	303,375
Total lease assets		$628,012	$609,917

Maturities of operating and direct financing and sales-type lease receivables were as follows at June 30, 2026:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2026	$29,478	$47,490
2027	53,848	81,861
2028	44,491	65,306
2029	33,862	52,658
2030	21,166	35,207
Thereafter	14,099	42,245
Total minimum payments	$196,944	324,767
Less: interest		40,060
Present value of lease receivables		$284,707
NOTE 9 – DEPOSITS
The components of deposits at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
(amounts in thousands)
Demand, non-interest bearing	$6,913,804	$6,303,748
Demand, interest bearing	5,107,649	5,049,151
Savings, including money market deposit accounts	6,148,783	6,129,837
Time	3,562,661	3,295,968
Total deposits	$21,732,897	$20,778,704
The scheduled maturities for time deposits at June 30, 2026 were as follows:

(amounts in thousands)	June 30, 2026
2026	$988,727
2027	878,626
2028	739,199
2029	472,128
2030	195,044
Thereafter	288,937
Total time deposits	$3,562,661
Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion at June 30, 2026 and December 31, 2025.
Demand deposit overdrafts reclassified as loans were $1.5 million and $1.2 million at June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 and December 31, 2025, the Bank had $1.7 billion and $1.8 billion in deposits, respectively, to which it had pledged $1.9 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 10 - BORROWINGS
Short-term debt
There were no short-term debt outstanding at June 30, 2026 and December 31, 2025.

The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	June 30, 2026 (1)	December 31, 2025 (2)
FHLB advances
Maximum outstanding at any month end	$150,000	$200,000
Average balance during the period	22,155	61,781
Weighted-average interest rate during the period	4.16%	4.55%
Federal funds purchased
Maximum outstanding at any month end	$145,000	$—
Average balance during the period	6,039	—
Weighted-average interest rate during the period	3.75%	—%
(1)    For the six months ended June 30, 2026.
(2)    For the year ended December 31, 2025.
At June 30, 2026 and December 31, 2025, Customers Bank had aggregate availability under federal funds lines totaling $145.0 million and $1.6 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$2,059,163	(2)	4.05%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$2,059,163				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $650.0 million with maturities ranging from September 2026 to March 2028, and variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from February 2030 to June 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at June 30, 2026.
(2)    Includes $(0.8) million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2026 and December 31, 2025, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
Maturities of long-term FHLB advances were as follows at June 30, 2026:

	June 30, 2026
(dollars in thousands)	Amount (1)	Rate (2)
2026	$100,000	4.28%
2027	780,000	3.86%
2028	100,000	4.19%
2029	—	—%
2030	660,000	4.14%
Thereafter	420,000	4.16%
Total long-term FHLB advances	$2,060,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from February 2030 to June 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

The maximum borrowing capacity with the FHLB and FRB at June 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	June 30, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$5,663,083	$4,639,436
Total maximum borrowing capacity with the FRB	5,273,074	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	12,983,245	11,200,653
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	June 30, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,278	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,278	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,521	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,220	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,741	$281,147
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
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 92,804 shares of its common stock for $6.7 million under the 2026 Share Repurchase Program during the three months ended June 30, 2026. Customers Bancorp purchased 714,472 shares of its common stock for $49.4 million under the 2026 Share Repurchase Program during the six months ended June 30, 2026.

Preferred Stock
As of June 30, 2026 and December 31, 2025, Customers Bancorp had no series of preferred stock outstanding. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no preferred stock dividends for the three and six ended June 30, 2026. Preferred stock dividends were $3.2 million and $6.6 million for the three and six months ended June 30, 2025.

NOTE 12 — SHARE-BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At June 30, 2026 and December 31, 2025, the aggregate number of shares of common stock available for grant under the 2019 Plan was 634,485 and 283,983 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the three months ended June 30, 2026 and 2025 was $5.2 million and $4.1 million, respectively. Total share-based compensation expense for the team members’ incentives for the six months ended June 30, 2026 and 2025 was $10.6 million and $8.0 million, respectively. At June 30, 2026, there was $47.0 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2031.
Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions. There were 179,302 and 59,683 restricted stock units granted under the 2019 Plan during the three months ended June 30, 2026 and 2025, respectively. There were 411,523 and 338,498 restricted stock units granted under 2019 Plan during the six months ended June 30, 2026 and 2025, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 84,073 and 41,823 of those units for the three and six months ended June 30, 2026 and 2025, respectively, also subject to the performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.
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
The tables below present the status of the restricted stock units at June 30, 2026 and 2025, and changes during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at April 1,	1,094,607	$47.67	980,921	$39.18
Granted	179,302	62.78	59,683	42.77
Vested	(236,369)	26.44	(167,172)	27.25
Forfeited	(27,387)	57.04	(37,489)	45.87
Outstanding and unvested at June 30,	1,010,153	55.61	835,943	41.52

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31,	1,028,926	$42.63	1,110,122	$32.61
Granted	411,523	65.47	338,498	49.28
Vested	(400,347)	34.84	(570,949)	28.31
Forfeited	(29,949)	56.58	(41,728)	45.20
Outstanding and unvested at June 30,	1,010,153	55.61	835,943	41.52
As a part of Customers’ annual equity compensation program, including the long-term incentive program, the Leadership Development and Compensation Committee of the Board of Directors approved granting of an aggregate of 71,007 restricted stock units, and 15,043 restricted stock units and 23,647 performance based restricted stock units under the long-term incentive program to certain executives (collectively, the “Contingent Grants”), subject to approval of an increase in the number of shares authorized for issuance under the 2019 Plan by the Customers Bancorp shareholders at the annual shareholders’ meeting. The amendments to the 2019 Plan were approved by the shareholders at the annual shareholders’ meeting on May 26, 2026, and the Contingent Grants are included in the tables above.
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
As of June 30, 2026 and December 31, 2025, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	June 30, 2026	December 31, 2025
Commitments to fund loans and leases	$235,862	$190,268
Unfunded commitments to fund mortgage finance loans	1,553,115	1,379,938
Unfunded commitments under lines of credit and credit cards	4,167,774	3,912,704
Letters of credit	47,249	43,345
Other unused and unfunded commitments	31,576	37,308
Allowance For Credit Losses on Lending-Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a provision for credit losses of $0.6 million and $1.0 million for the three and six months ended June 30, 2026 resulting in an ACL of $10.0 million as of June 30, 2026. Customers recognized a provision for credit losses of $1.6 million and $2.8 million for the three and six months ended June 30, 2025 resulting in an ACL of $7.7 million as of June 30, 2025. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense is recorded as a provision for credit losses within other non-interest expense in the consolidated statement of income.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2026 and December 31, 2025, the Bank and the Bancorp satisfied all capital requirements to which they were subject.
Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,257,930	12.857%	$790,286	4.500%	N/A	N/A	$1,229,333	7.000%
Customers Bank	$2,376,363	13.552%	$789,061	4.500%	$1,139,755	6.500%	$1,227,428	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,257,930	12.857%	$1,053,714	6.000%	N/A	N/A	$1,492,762	8.500%
Customers Bank	$2,376,363	13.552%	$1,052,081	6.000%	$1,402,775	8.000%	$1,490,448	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,601,025	14.811%	$1,404,952	8.000%	N/A	N/A	$1,844,000	10.500%
Customers Bank	$2,547,717	14.530%	$1,402,775	8.000%	$1,753,469	10.000%	$1,841,142	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,257,930	8.868%	$1,018,411	4.000%	N/A	N/A	$1,018,411	4.000%
Customers Bank	$2,376,363	9.342%	$1,017,523	4.000%	$1,271,904	5.000%	$1,017,523	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of June 30, 2026 and December 31, 2025:
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
Loans held for sale and Loans receivable - Consumer other installment loans (fair value option):
The fair value of medical and home improvement installment loans within consumer other installment loans is the amount of cash initially advanced to fund the loan, as specified in the agreement with fintech companies, and generally held for up to 90 days prior to sale. Customers transferred medical installment loans from held for sale to held for investment when a lending arrangement with a fintech company expired. These assets are classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

The estimated fair values of Customers’ financial instruments at June 30, 2026 and December 31, 2025 were as follows:

			Fair Value Measurements at June 30, 2026
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,178,852	$4,178,852	$4,178,852	$—	$—
Debt securities, available for sale	2,595,966	2,595,966	—	2,294,474	301,492
Debt securities, held to maturity	631,594	575,548	—	397,337	178,211
Loans held for sale	58,611	58,611	—	2,528	56,083
Total loans and leases receivable, net of allowance for credit losses on loans and leases	17,792,583	17,656,866	—	1,654,795	16,002,071
FHLB, Federal Reserve Bank, and other restricted stock	144,971	144,971	—	144,971	—
Derivatives	9,626	9,626	—	9,533	93
Liabilities:
Deposits	$21,732,897	$21,735,283	$18,170,236	$3,565,047	$—
FHLB advances	2,059,163	2,057,460	—	2,057,460	—
Other borrowings	99,278	95,509	—	95,509	—
Subordinated debt	171,741	164,402	—	164,402	—
Derivatives	14,443	14,443	—	14,443	—

			Fair Value Measurements at December 31, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,411,463	$4,411,463	$4,411,463	$—	$—
Debt securities, available for sale	1,906,535	1,906,535	—	1,668,722	237,813
Debt securities, held to maturity	729,134	683,598	—	426,981	256,617
Loans held for sale	26,102	26,102	—	1,851	24,251
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,600,758	16,307,551	—	1,612,997	14,694,554
FHLB, Federal Reserve Bank, and other restricted stock	110,411	110,411	—	110,411	—
Derivatives	11,369	11,369	—	11,325	44
Liabilities:
Deposits	$20,778,704	$20,806,081	$17,482,736	$3,323,345	$—
FHLB advances	1,325,068	1,327,565	—	1,327,565	—
Other borrowings	99,208	93,834	—	93,834	—
Subordinated debt	281,147	277,105	—	277,105	—
Derivatives	15,799	15,799	—	15,799	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$301,492	$301,492
Agency-guaranteed residential mortgage-backed securities	—	750,995	—	750,995
Agency-guaranteed residential collateralized mortgage obligations	—	844,866	—	844,866
Agency-guaranteed commercial collateralized mortgage obligations	—	112,025	—	112,025
Corporate notes	—	236,879	—	236,879
Private label collateralized mortgage obligations	—	349,709	—	349,709
Derivatives	—	9,533	93	9,626
Loans held for sale – fair value option	—	2,528	2,982	5,510
Loans receivable, mortgage finance – fair value option	—	1,654,795	—	1,654,795
Loans receivable, installment – fair value option	—	—	84,826	84,826
Total assets – recurring fair value measurements	$—	$3,961,330	$389,393	$4,350,723
Liabilities
Derivatives	$—	$14,443	$—	$14,443
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$37,611	$37,611
Other real estate owned	—	—	12,568	12,568
Total assets – nonrecurring fair value measurements	$—	$—	$50,179	$50,179

	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$237,813	$237,813
Agency-guaranteed residential mortgage–backed securities	—	413,761	—	413,761
Agency-guaranteed residential collateralized mortgage obligations	—	493,507	—	493,507
Agency-guaranteed commercial collateralized mortgage obligations	—	115,576	—	115,576
Corporate notes	—	285,858	—	285,858
Private label collateralized mortgage obligations	—	360,020	—	360,020
Derivatives	—	11,325	44	11,369
Loans held for sale – fair value option	—	1,851	894	2,745
Loans receivable, mortgage finance – fair value option	—	1,612,997	—	1,612,997
Loans receivable, installment – fair value option	—	—	102,077	102,077
Total assets – recurring fair value measurements	$—	$3,294,895	$340,828	$3,635,723
Liabilities
Derivatives	$—	$15,799	$—	$15,799
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$20,668	$20,668
Other real estate owned	—	—	12,432	12,432
Total assets – nonrecurring fair value measurements	$—	$—	$33,100	$33,100

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025 are summarized in the tables below:

	Asset-backed securities
(amounts in thousands)	Three Months Ended June 30,
	2026	2025
Balance at April 1	$275,706	$168,475
Purchases	69,529	78,429
Principal payments and premium amortization	(42,816)	(17,922)
Increase in allowance for credit losses	—	(400)
Decrease in allowance for credit losses	42	169
Change in fair value recognized in OCI	(969)	(53)
Balance at June 30	$301,492	$228,698

	Asset-backed securities
(amounts in thousands)	Six Months Ended June 30,
	2026	2025
Balance at January 1	$237,813	$13,236
Purchases	137,509	236,256
Principal payments and premium amortization	(76,462)	(20,999)
Increase in allowance for credit losses	—	(466)
Decrease in allowance for credit losses	586	244
Change in fair value recognized in OCI	2,046	427
Balance at June 30	$301,492	$228,698

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three and six months ended June 30, 2026 and 2025 are summarized in the tables below:

	Other Installment Loans
(amounts in thousands)	Three Months Ended June 30,
	2026	2025
Balance at April 1	$94,545	$138,224
Originations	14,316	1,625
Sales	(12,798)	(357)
Principal payments	(8,195)	(18,087)
Change in fair value recognized in earnings	(60)	2,050
Balance at June 30	$87,808	$123,455

	Other Installment Loans
(amounts in thousands)	Six Months Ended June 30,
	2026	2025
Balance at January 1	$102,971	$162,055
Originations	14,987	195,958
Sales	(12,798)	(175,921)
Principal payments	(17,061)	(60,687)
Change in fair value recognized in earnings	(291)	2,050
Balance at June 30	$87,808	$123,455

There were no transfers between levels during the three and six months ended June 30, 2026 and 2025.

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2026 and December 31, 2025 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2026
Asset-backed securities	$301,492	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	7% - 9% (7%) 5% - 7% (5%) 19% - 19% (19%)
Other real estate owned	12,568	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2025
Asset-backed securities	$237,813	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 3% - 13% (4%) 17% - 20% (19%)
Other real estate owned	12,432	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)
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

Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives include managing exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. In the past, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. Customers also uses such derivatives to hedge the variable cash flows associated with certain variable-rate commercial and industrial loans. Interest rate swaps designated as cash flow hedges of forecasted issuance of debt and variable-rate deposit relationship involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate swaps designated as cash flow hedges of loans receivable involve the receipt of fixed amounts from a counterparty in exchange for Customers making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. At June 30, 2026, Customers had four outstanding interest rate derivatives with notional amounts totaling $1.1 billion designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. The outstanding cash flow hedges expire between July 2027 and January 2031. Customers did not enter into interest rate derivatives that were designated as cash flow hedges of certain commercial and industrial loans during the three months ended June 30, 2026. During the six months ended June 30, 2026, Customers entered into two interest rate derivatives with notional amounts totaling $300.0 million that were designated as cash flow hedges of certain commercial and industrial loans. Customers did not enter into any interest rate derivatives that were designated as cash flow hedges of variable-rate commercial and industrial loans during the three and six months ended June 30, 2025. At December 31, 2025, Customers had two outstanding interest rate derivatives with notional amounts totaling $800.0 million designated as cash flow hedges of variable-rate commercial and industrial loans.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans. During the next twelve months, Customers estimates that $4.9 million will be reclassified from AOCI as a decrease to interest income. Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (interest payments on commercial and industrial loans) over a maximum period of five years.
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
At June 30, 2026, Customers had 46 outstanding interest rate derivatives with notional amounts totaling $2.2 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the three months ended June 30, 2026, Customers entered into three interest rate derivatives with notional amounts totaling $118.3 million that were designated as fair value hedges of certain deposits. During the six months ended June 30, 2026, Customers entered into seven interest rate derivatives with notional amounts totaling $244.0 million that were designated as fair value hedges of certain deposits. Customers did not enter into any interest rate derivatives during the three months ended June 30, 2025. During the six months ended June 30, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. At December 31, 2025, Customers had 44 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Deposits	$1,586,085	$1,697,282	$(2,876)	$20,232
FHLB advances	650,000	750,000	(837)	5,068
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At June 30, 2026, Customers had 108 interest rate swaps with an aggregate notional amount of $1.2 billion and twelve interest rate caps and collars with an aggregated notional amount of $484.6 million related to this program. At December 31, 2025, Customers had 118 interest rate swaps with an aggregate notional amount of $1.1 billion and ten interest rate caps and collars with an aggregate notional amount of $432.2 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$9,533	Other liabilities	$14,376

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$11,325	Other liabilities	$15,700
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and six months ended June 30, 2026 and 2025:

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Income Statement Location	2026	2025	2026	2025
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$1,161	$(2,322)	$2,790	$(4,290)
Recognized on hedged deposits	Net interest income	(846)	1,563	(2,132)	2,736
Recognized on hedged FHLB advances	Net interest income	(116)	996	(365)	1,890
Total		$199	$237	$293	$336
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$603	$892	$619	$1,671
Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers’ derivative financial instruments on comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(amounts in thousands)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,559)	$—	Interest income	$(386)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(10,663)	$—	Interest income	$(853)	$—
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. Under these agreements, Customers had derivative assets of $7.3 million and derivative liabilities of $2.5 million, resulting in a net asset position of $4.8 million at June 30, 2026. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $5.9 million and posted $2.1 million, resulting in net cash collateral received of $3.8 million at June 30, 2026. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
June 30, 2026
Interest rate derivative assets with institutional counterparties	$7,272	$(1,118)	$(5,891)	$263

Interest rate derivative liabilities with institutional counterparties	$2,490	$(1,118)	$(1,372)	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2025
Interest rate derivative assets with institutional counterparties	$6,294	$(5,219)	$(1,075)	$—

Interest rate derivative liabilities with institutional counterparties	$5,219	$(5,219)	$—	$—
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
The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025:

Segment profit or loss
	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Total interest income	$344,657	$328,001	$680,969	$642,910
Total interest expense	151,291	151,298	296,252	298,761
Net interest income	193,366	176,703	384,717	344,149
Provision for credit losses	23,067	20,781	46,439	49,078
Net interest income after provision for credit losses	170,299	155,922	338,278	295,071
Total non-interest income (1)	34,043	29,606	68,359	5,116
Non-interest expense:
Salaries and employee benefits	56,037	45,848	107,331	88,522
Technology, communication and bank operations	12,891	10,382	24,534	21,694
Commercial lease depreciation	12,761	8,743	25,453	17,206
Professional services	10,024	13,850	21,719	25,707
Loan servicing	3,710	4,053	7,569	8,683
Occupancy (2)	3,495	3,551	7,451	6,963
FDIC assessments, non-income taxes and regulatory fees	4,585	11,906	12,800	23,656
Advertising and promotion	481	461	1,035	989
Other (3)	10,907	7,832	18,987	15,977
Total non-interest expense	114,891	106,626	226,879	209,397
Income before income tax expense	89,451	78,902	179,758	90,790
Income tax expense	17,891	17,963	38,545	16,939
Segment net income	71,560	60,939	141,213	73,851
Preferred stock dividends	—	3,185	—	6,574
Loss on redemption of preferred stock	—	1,908	—	1,908
Segment net income available to common shareholders	$71,560	$55,846	$141,213	$65,369

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income available to common shareholders	$71,560	$55,846	$141,213	$65,369

Basic earnings per common share	$2.12	$1.77	$4.16	$2.07
Diluted earnings per common share	2.05	1.73	4.02	2.02
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $1.0 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense for furniture and equipment and amortization of leasehold improvement were $2.1 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.
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

The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of June 30, 2026 and December 31, 2025:

Segment assets
(amounts in thousands)	June 30, 2026	December 31, 2025
Total assets	$26,520,789	$24,895,868
Adjustments and reconciling items	—	—
Consolidated total assets	$26,520,789	$24,895,868

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
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three and six months ended June 30, 2026. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2025 Form 10-K.
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
Impact of Macroeconomic and Banking Industry Uncertainties, Tariffs, and Military Conflicts
The Federal Reserve kept the target range for the federal funds rate unchanged at its meetings in 2026. At its June 2026 meeting, the Federal Reserve stated that inflation remains elevated in part reflecting supply shocks that have driven price increases in certain sectors, including energy. Uncertainty about the economic outlook remains elevated. The implications of developments in the Middle East for the U.S. economy are uncertain. The Federal Reserve stated that it will deliver price stability. Significant uncertainties exist as to the direction of interest rates and their effects on economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, elevated liquidity risk to the U.S. banking system and the exposure to the U.S. commercial real estate market, particularly to the regional banks, disruptions to global supply chain and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity, reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios, and shifted the mix of its loan portfolio towards low credit risk commercial loans with floating or adjustable interest rates during the period of high interest rates. As interest rates began to decline, Customers had been reducing the Bank’s asset sensitivity through derivative hedging and investment securities portfolio rebalancing. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $7.0 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $4.2 billion as of June 30, 2026. The Bank’s estimated FDIC insured deposits represented approximately 55% of our deposits (inclusive of accrued interest) as of June 30, 2026. When including collateralized and affiliate deposits as FDIC insured, this number increased to 65% of our deposits as of June 30, 2026. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the U.S. banking system, particularly regional banks, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors, the geopolitical conflicts and developments in the U.S. banking system will impact Customers’ operations and financial results during the remainder of 2026 is highly uncertain.
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

Allowance for Credit Losses
Customers’ ACL at June 30, 2026 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
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
The net increase in our estimated ACL as of June 30, 2026 as compared to December 31, 2025 resulted primarily from increase in loan balances partially offset by slight improvements in the forecast of macroeconomic variables. The provision for credit losses on loans and leases was $17.7 million and $36.3 million for the three and six months ended June 30, 2026, respectively, for an ending ACL balance of $174.1 million ($164.1 million for loans and leases and $10.0 million for unfunded lending-related commitments) as of June 30, 2026.
To determine the ACL as of June 30, 2026, Customers utilized its baseline forecast to generate its modeled expected losses and considered other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at June 2026 assumed slight improvements in macroeconomic forecasts from the first quarter 2026 forecasts of macroeconomic conditions used by Customers; the Federal Reserve Board holding interest rates unchanged for the foreseeable future due to uncertainty caused by the military conflict with Iran and the surge in oil and other commodity prices; inflation is above the Federal Reserve’s target due to higher tariffs and the military conflict with Iran and is not expected to return to target until early 2028; the jobs market has stabilized, and unemployment remains close to the estimated unemployment rate at full employment. Key variables in the forecast show the CRE price index rising to 307.8 in 2026 and 316.7 in 2027, quarterly GDP growth between 1.8% and 2.0% through 2027, the unemployment rate rising to 4.5% in 2026 and 4.6% in 2027, and the BBB spread rising to 1.51% in 2026 and 1.79% in 2027. Customers continues to monitor the impact of the military conflicts between Russia and Ukraine and in the Middle East, high tariffs, inflation, and monetary and fiscal policy measures on the U.S. economy and, if pace of the expected economic growth is worse than expected, further meaningful provisions for credit losses could be required.

As of December 31, 2025, the ACL ending balance was $164.7 million ($155.7 million for loans and leases and $9.0 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2025, Customers utilized its December 2025 baseline forecast to generate its modeled expected losses and considered other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at December 31, 2025 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2024; the Federal Reserve Board lowering interest rates in December 2025 and three more times, a quarter point each time as prompted by a soft economy and a struggling job market, in early 2026, and gradually bringing the policy rate to its neutral level by late 2028; policymakers anticipating that the recent acceleration in inflation will prove temporary, as it is largely due to a one-time price increase caused by the higher tariffs; the military conflict between Russia and Ukraine continuing but its fallout on energy, agriculture and other commodity markets is modest; a threat that the turmoil in Middle East disrupting global energy and financial markets has abated somewhat; the CPI rising 3.2% in 2026 and 2.6% in 2027; and the unemployment rate rising to 4.7% in 2026 and 2027.
One of the most significant judgments influencing the ACL is the macroeconomic forecasts. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. This scenario includes assumptions around the the military conflict in the Middle East, including negotiations between the U.S. and Iran taking much longer than expected, and the damage to energy infrastructure worse than expected and taking longer to repair, and causing oil prices to decline less than in the Baseline scenario; economic impacts on the economy of the current administration’s tariffs and deportations, as well as high oil prices worse than expected, causing inflation to rise in the third quarter of 2026; military conflict between Russia and Ukraine persisting longer than expected; the combination of high oil prices, tariffs, rising inflation, deportations, political tensions, still-elevated interest rates and reduced credit availability causing the economy to fall into recession in the third quarter of 2026; unemployment beginning to increase significantly in the third quarter of 2026 and peaking in the third quarter of 2027. Under this scenario, the unemployment rate is estimated at 7.2% and 8.4% in 2026 and 2027, respectively. These numbers represent a 2.7% and 3.8% higher unemployment estimate than the Baseline scenario projection of 4.5% and 4.6% for the same time periods, respectively. Further, the adverse scenario showed the CRE price index declining to 289.5 in 2026 and 248.3 in 2027, quarterly GDP contracting by 3-4% through Q1 of 2027 with a very modest economic recovery happening in Q2 2027, as well as the BBB spread growing to 3.15% in Q2 of 2027 before retreating to 2.39% at the end of 2027. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $105 million at June 30, 2026. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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

Results of Operations
The following table sets forth the condensed statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$193,366	$176,703	$16,663	9.4%	$384,717	$344,149	$40,568	11.8%
Provision for credit losses	23,067	20,781	2,286	11.0%	46,439	49,078	(2,639)	(5.4)%
Total non-interest income	34,043	29,606	4,437	15.0%	68,359	5,116	63,243	NM
Total non-interest expense	114,891	106,626	8,265	7.8%	226,879	209,397	17,482	8.3%
Income before income tax expense	89,451	78,902	10,549	13.4%	179,758	90,790	88,968	98.0%
Income tax expense	17,891	17,963	(72)	(0.4)%	38,545	16,939	21,606	127.6%
Net income	71,560	60,939	10,621	17.4%	141,213	73,851	67,362	91.2%
Preferred stock dividends	—	3,185	(3,185)	(100.0)%	—	6,574	(6,574)	(100.0)%
Loss on redemption of preferred stock	—	1,908	(1,908)	(100.0)%	—	1,908	(1,908)	(100.0)%
Net income available to common shareholders	$71,560	$55,846	$15,714	28.1%	$141,213	$65,369	$75,844	116.0%
Customers reported net income available to common shareholders of $71.6 million and $141.2 million for the three and six months ended June 30, 2026, compared to net income available to common shareholders of $55.8 million and $65.4 million for the three and six months ended June 30, 2025. Factors contributing to the change in net income available to common shareholders for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were as follows:
Net interest income
Net interest income increased $16.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.9 billion for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in interest-earning assets was primarily driven by an increase in commercial and industrial specialized lending. NIM decreased by ten basis points to 3.17% for the three months ended June 30, 2026 from 3.27% for the three months ended June 30, 2025. The NIM decrease was primarily attributable to lower market interest rates on commercial and industrial loans and interest earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates, which drove a 52 basis point decrease in the cost of interest-bearing liabilities for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 2.64% and 2.99% for the three months ended June 30, 2026 and 2025, respectively.
Net interest income increased $40.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher average loan balances and lower interest expense on deposits. Average interest-earning assets increased by $2.6 billion for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in interest-earning assets was primarily driven by an increase in commercial and industrial specialized lending. NIM decreased by one basis point to 3.19% for the six months ended June 30, 2026 from 3.20% for the six months ended June 30, 2025. The NIM decrease was primarily attributable to lower market interest rates on commercial and industrial specialized lending and interest-earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits, which drove a 50 basis point decrease in cost of interest-bearing liabilities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 2.63% and 2.98% for the six months ended June 30, 2026 and 2025, respectively.

Provision for credit losses
The $2.3 million increase in the provision for credit losses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 included $0.7 million decrease in provision for credit losses on loans and leases for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans, were largely offset by a reserve build in multifamily loans driven by higher net charge-offs and increased reserves for consumer installment loans. The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. The ACL on loans and leases held for investment represented 1.01% of total loans and leases receivable at June 30, 2026, compared to 1.07% of total loans and leases receivable at June 30, 2025. Net charge-offs for the three months ended June 30, 2026 were $14.6 million, or 34 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $13.1 million, or 35 basis points on an annualized basis, for the three months ended June 30, 2025. The increase in net charge-offs for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to higher charge-offs for multifamily loans, partially offset by lower charge-offs for commercial and industrial loans and consumer installment loans.
The $2.6 million decrease in the provision for credit losses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 included $3.6 million decrease in provision for credit losses on loans and leases for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans were largely offset by a reserve build in multifamily loans driven by higher net charge-offs and increased reserves for consumer installment loans. Net charge-offs for the six months ended June 30, 2026 were $27.8 million, or 33 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $30.3 million, or 41 basis points on an annualized basis, for the six months ended June 30, 2025. The decrease in net charge-offs for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to lower charge-offs for commercial and industrial loans and consumer installment loans, partially offset by higher charge-offs for multifamily loans.
The provision for credit losses for the three months ended June 30, 2026 and 2025 also included a provision for credit losses of $5.3 million and $2.3 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $10.2 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
Non-interest income
The $4.4 million increase in non-interest income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from increases of $4.3 million in commercial lease income and $1.1 million in net gain on sale of loans and leases and a decrease of $2.0 million in net loss on sale of investment securities, partially offset by a decrease of $2.6 million in other non-interest income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The $63.2 million increase in non-interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from $51.3 million of impairment loss on investment securities that the Bank decided to sell as of June 30, 2025 in order to further improve structure liquidity, enhance credit profile, reduce asset sensitivity and benefit margin, and increases of $9.1 million in commercial lease income, $2.8 million in loan fees and $2.1 million in net gain on sale of loans and leases and a decrease of $2.3 million in net loss on sale of investment securities, partially offset by decreases of $3.3 million in other non-interest income and $1.6 million in bank-owned life insurance income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Non-interest expense
The $8.3 million increase in non-interest expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from increases of $10.2 million in salaries and employee benefits, $4.0 million in commercial lease depreciation and $2.5 million in technology, communication and bank operations. These increases were offset in part by decreases of $7.3 million in FDIC assessments, non-income taxes and regulatory fees and $3.8 million in professional fees for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The $17.5 million increase in non-interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from increases of $18.8 million in salaries and employee benefits, $8.2 million in commercial lease depreciation, $3.0 million in other non-interest expense and $2.8 million in technology, communication and bank operations. These increases were offset in part by decreases of $10.9 million in FDIC assessments, non-income taxes and regulatory fees and $4.0 million in professional services for the six months ended June 30, 2026 compared to the three months ended June 30, 2025.

Income tax expense
Customers’ effective tax rate was 20.0% for the three months ended June 30, 2026 compared to 22.8% for the three months ended June 30, 2025. The decrease in the effective tax rate primarily resulted from higher favorable permanent book to tax adjustments, which was partially offset by higher state and local income tax expense.
Customers’ effective tax rate was 21.4% for the six months ended June 30, 2026 compared to 18.7% for the six months ended June 30, 2025. The increase in the effective tax rate primarily resulted from higher pre-tax income and higher state and local income tax expense.
Preferred stock dividends and loss on redemption of preferred stock
There were no preferred stock dividends for the three and six month ended June 30, 2026. Preferred stock dividends were $3.2 million and $6.6 million for the three and six months ended June 30, 2025, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2026 and 2025. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,						Three Months Ended June 30,
	2026			2025			2026 vs. 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,064,683	$37,628	3.66%	$3,565,168	$39,972	4.50%	$(7,741)	$5,397	$(2,344)
Investment securities (1)	2,982,966	34,727	4.66%	2,890,878	37,381	5.19%	(3,840)	1,186	(2,654)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	8,274,803	139,664	6.77%	6,785,684	126,854	7.50%	(13,175)	25,985	12,810
Other commercial and industrial loans (2)	1,478,857	22,160	6.01%	1,484,528	25,862	6.99%	(3,604)	(98)	(3,702)
Mortgage finance loans	1,590,328	17,078	4.31%	1,501,484	18,349	4.90%	(2,308)	1,037	(1,271)
Multifamily loans	2,492,956	29,118	4.68%	2,317,381	25,281	4.38%	1,822	2,015	3,837
Non-owner occupied commercial real estate loans	2,003,968	29,842	5.97%	1,581,087	23,003	5.84%	525	6,314	6,839
Residential mortgages	527,816	6,265	4.75%	537,008	6,344	4.74%	15	(94)	(79)
Installment loans	947,935	25,781	10.91%	879,972	22,982	10.48%	971	1,828	2,799
Total loans and leases (3)	17,316,663	269,908	6.25%	15,087,144	248,675	6.61%	(14,071)	35,304	21,233
Other interest-earning assets	174,621	2,394	5.50%	133,824	1,973	5.91%	(145)	566	421
Total interest-earning assets	24,538,933	344,657	5.62%	21,677,014	328,001	6.07%	(25,160)	41,816	16,656
Non-interest-earning assets	828,466			685,975
Total assets	$25,367,399			$22,362,989
Liabilities
Interest checking accounts	$5,075,436	41,077	3.25%	$4,935,587	47,245	3.84%	(7,469)	1,301	(6,168)
Money market deposit accounts	4,593,765	39,880	3.48%	4,137,035	40,397	3.92%	(4,761)	4,244	(517)
Other savings accounts	1,655,029	13,943	3.38%	1,325,639	12,767	3.86%	(1,722)	2,898	1,176
Certificates of deposit	3,438,721	35,396	4.13%	2,852,645	33,636	4.73%	(4,604)	6,364	1,760
Total interest-bearing deposits (4)	14,762,951	130,296	3.54%	13,250,906	134,045	4.06%	(18,171)	14,422	(3,749)
Federal funds purchased	10,659	99	3.75%	—	—	—%	—	99	99
Borrowings	1,989,478	20,896	4.21%	1,417,370	17,253	4.88%	(2,609)	6,252	3,643
Total interest-bearing liabilities	16,763,088	151,291	3.62%	14,668,276	151,298	4.14%	(20,239)	20,232	(7)
Non-interest-bearing deposits (4)	6,183,251			5,593,581
Total deposits and borrowings	22,946,339		2.64%	20,261,857		2.99%
Other non-interest-bearing liabilities	249,563			221,465
Total liabilities	23,195,902			20,483,322
Shareholders’ equity	2,171,497			1,879,667
Total liabilities and shareholders’ equity	$25,367,399			$22,362,989
Net interest income		193,366			176,703		$(4,921)	$21,584	$16,663
Tax-equivalent adjustment		790			366
Net interest earnings		$194,156			$177,069
Interest spread			2.98%			3.07%
Net interest margin			3.15%			3.27%
Net interest margin tax equivalent (5)			3.17%			3.27%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.50% and 2.85% for the three months ended June 30, 2026 and 2025, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 21% for the three months ended June 30, 2026 and 26% for three months ended June 30, 2025, presented to approximate interest income as a taxable asset.
Net interest income increased $16.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.9 billion, primarily related to an increase in commercial and industrial specialized lending.

The NIM decreased by ten basis points to 3.17% for the three months ended June 30, 2026 from 3.27% for the three months ended June 30, 2025 resulting primarily from lower market interest rates on commercial and industrial loans and interest earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates. The cost of interest-bearing liabilities decreased 52 basis points for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.64% and 2.99% for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026 vs. 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,278,663	$79,458	3.69%	$3,710,585	$82,886	4.50%	$(15,553)	$12,125	$(3,428)
Investment securities (1)	2,860,058	66,868	4.68%	2,995,074	71,720	4.83%	(1,979)	(2,873)	(4,852)
Loans and leases:
Commercial and industrial:
Specialized lending loans and leases (2)	8,070,098	272,525	6.81%	6,630,720	247,805	7.54%	(25,575)	50,295	24,720
Other commercial and industrial loans (2)	1,465,556	46,362	6.38%	1,513,526	49,795	6.63%	(1,865)	(1,568)	(3,433)
Mortgage finance loans	1,552,332	33,328	4.33%	1,377,730	33,101	4.85%	(3,745)	3,972	227
Multifamily loans	2,493,897	57,367	4.64%	2,295,757	48,945	4.30%	4,027	4,395	8,422
Non-owner occupied commercial real estate loans	1,956,021	57,553	5.93%	1,565,815	44,567	5.74%	1,522	11,464	12,986
Residential mortgages	526,065	12,505	4.76%	533,828	12,572	4.75%	37	(104)	(67)
Installment loans	930,112	50,237	10.90%	908,922	47,659	10.57%	1,476	1,102	2,578
Total loans and leases (3)	16,994,081	529,877	6.29%	14,826,298	484,444	6.59%	(22,853)	68,286	45,433
Other interest-earning assets	165,796	4,766	5.80%	130,825	3,860	5.95%	(99)	1,005	906
Total interest-earning assets	24,298,598	680,969	5.64%	21,662,782	642,910	5.98%	(37,664)	75,723	38,059
Non-interest-earning assets	846,849			676,326
Total assets	$25,145,447			$22,339,108
Liabilities
Interest checking accounts	$5,034,752	81,100	3.25%	$5,145,729	97,148	3.81%	(13,994)	(2,054)	(16,048)
Money market deposit accounts	4,479,969	76,520	3.44%	4,010,647	78,164	3.93%	(10,284)	8,640	(1,644)
Other savings accounts	1,617,588	27,523	3.43%	1,239,021	23,458	3.82%	(2,574)	6,639	4,065
Certificates of deposit	3,447,665	71,279	4.17%	2,801,467	66,583	4.79%	(9,346)	14,042	4,696
Total interest-bearing deposits (4)	14,579,974	256,422	3.55%	13,196,864	265,353	4.05%	(34,878)	25,947	(8,931)
Federal funds purchased	6,039	112	3.75%	—	—	—%	—	112	112
Borrowings	1,851,753	39,718	4.33%	1,382,349	33,408	4.87%	(4,028)	10,338	6,310
Total interest-bearing liabilities	16,437,766	296,252	3.63%	14,579,213	298,761	4.13%	(38,303)	35,794	(2,509)
Non-interest-bearing deposits (4)	6,288,017			5,651,789
Total deposits and borrowings	22,725,783		2.63%	20,231,002		2.98%
Other non-interest-bearing liabilities	260,535			233,891
Total liabilities	22,986,318			20,464,893
Shareholders’ equity	2,159,129			1,874,215
Total liabilities and shareholders’ equity	$25,145,447			$22,339,108
Net interest income		384,717			344,149		$639	$39,929	$40,568
Tax-equivalent adjustment		1,047			729
Net interest earnings		$385,764			$344,878
Interest spread			3.01%			3.00%
Net interest margin			3.18%			3.20%
Net interest margin tax equivalent (5)			3.19%			3.20%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.48% and 2.84% for the six months ended June 30, 2026 and 2025, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 21% for the six months ended June 30, 2026 and 26% for six months ended June 30, 2025, presented to approximate interest income as a taxable asset.

Net interest income increased $40.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.6 billion, primarily related to an increase in commercial and industrial specialized lending.
The NIM decreased by one basis point to 3.19% for the six months ended June 30, 2026 from 3.20% for the six months ended June 30, 2025 resulting primarily from lower market interest rates on commercial and industrial specialized lending and interest-earning deposits, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits. The cost of interest-bearing liabilities decreased 50 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.63% and 2.98% for the six months ended June 30, 2026 and 2025, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses of $17.7 million for loans and leases and $0.6 million for lending-related commitments, respectively, for the three months ended June 30, 2026. Customers recorded a provision for credit losses of $18.5 million for loans and leases and $1.6 million for lending-related commitments, respectively, for the three months ended June 30, 2025. The decrease in provision for credit losses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans, were largely offset by a reserve build in multifamily loans driven by higher net charge-offs and increased reserves for consumer installment loans. Net charge-offs for the three months ended June 30, 2026 were $14.6 million, or 34 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $13.1 million, or 35 basis points of average loans and leases on an annualized basis, for the three months ended June 30, 2025. The increase in net charge-offs for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to higher charge-offs for multifamily loans, partially offset by lower charge-offs for commercial and industrial loans and consumer installment loans.
Customers recorded a provision for credit losses of $36.3 million for loans and leases and $1.0 million for lending-related commitments, respectively, for the six months ended June 30, 2026. Customers recorded a provision for credit losses of $39.9 million for loans and leases and $2.8 million for lending-related commitments, respectively, for the six months ended June 30, 2025. The decrease primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans were largely offset by a reserve build in multifamily loans. Net charge-offs for the six months ended June 30, 2026 were $27.8 million, or 33 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $30.3 million, or 41 basis points on an annualized basis, for the six months ended June 30, 2025. The decrease in net charge-offs for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to lower charge-offs for commercial and industrial loans and consumer installment loans, partially offset by higher charge-offs for multifamily loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended June 30, 2026 and 2025 also included a provision for credit losses of $5.3 million and $2.3 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $10.2 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Commercial lease income	$15,392	$11,056	$4,336	39.2%	$30,810	$21,724	$9,086	41.8%
Loan fees	8,673	9,106	(433)	(4.8)%	19,179	16,341	2,838	17.4%
Bank-owned life insurance	2,213	2,249	(36)	(1.6)%	5,297	6,909	(1,612)	(23.3)%
Mortgage finance transactional fees	1,332	1,175	157	13.4%	2,638	2,108	530	25.1%
Net gain (loss) on sale of loans and leases	1,061	—	1,061	NM	2,105	2	2,103	NM
Net gain (loss) on sale of investment securities	154	(1,797)	1,951	(108.6)%	509	(1,797)	2,306	(128.3)%
Impairment loss on debt securities	—	—	—	—%	—	(51,319)	51,319	(100.0)%
Other	5,218	7,817	(2,599)	(33.2)%	7,821	11,148	(3,327)	(29.8)%
Total non-interest income	$34,043	$29,606	$4,437	15.0%	$68,359	$5,116	$63,243	NM
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $4.3 million increase in commercial lease income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from the growth of Customers’ equipment finance business.
The $9.1 million increase in commercial lease income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $0.4 million decrease in loan fees for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from a decrease in unused credit line fees, partially offset by higher income from certain stock warrants.
The $2.8 million increase in loan fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from an increase in income from certain stock warrants, partially offset by a decrease in unused credit line fees.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies.
The $1.6 million decrease in bank-owned life insurance income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from lower death benefits received from insurance carriers, partially offset by an increase in cash surrender value of the policies.
Net gain (loss) on sale of loans and leases
The $1.1 million increase in net gain on sale of loans and leases for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from sales of SBA loans.
The $2.1 million increase in net gain on sale of loans and leases for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from sales of SBA loans.

Net gain (loss) on sale of investment securities
The $2.0 million decrease in net loss on sale of investment securities for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 reflects net gains realized from the sales of $29.5 million in AFS debt securities for the three months ended June 30, 2026, compared to net losses realized from the sale of $452.2 million in AFS debt securities for the three months ended June 30, 2025.
The $2.3 million decrease in net loss on sale of investment securities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 reflects net gains realized from the sales of $70.4 million in AFS debt securities for the six months ended June 30, 2026, compared to net losses realized from the sales of $452.2 million in AFS debt securities for the six months ended June 30, 2025.
Impairment loss on debt securities
The $51.3 million decrease in impairment loss on debt securities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell as of June 30, 2025, in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin.
Other non-interest income
The $2.6 million decrease in other non-interest income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from a decrease in gain on sale of leased assets and $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was acquired by a bank, during the three months ended June 30, 2025.
The $3.3 million decrease in other non-interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from loss on equity investments for the six months ended June 30, 2026 and $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was acquired by a bank, during the six months ended June 30, 2025.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Salaries and employee benefits	$56,037	$45,848	$10,189	22.2%	$107,331	$88,522	$18,809	21.2%
Technology, communication and bank operations	12,891	10,382	2,509	24.2%	24,534	21,694	2,840	13.1%
Commercial lease depreciation	12,761	8,743	4,018	46.0%	25,453	17,206	8,247	47.9%
Professional services	10,024	13,850	(3,826)	(27.6)%	21,719	25,707	(3,988)	(15.5)%
Loan servicing	3,710	4,053	(343)	(8.5)%	7,569	8,683	(1,114)	(12.8)%
Occupancy	3,495	3,551	(56)	(1.6)%	7,451	6,963	488	7.0%
FDIC assessments, non-income taxes and regulatory fees	4,585	11,906	(7,321)	(61.5)%	12,800	23,656	(10,856)	(45.9)%
Advertising and promotion	481	461	20	4.3%	1,035	989	46	4.7%
Other	10,907	7,832	3,075	39.3%	18,987	15,977	3,010	18.8%
Total non-interest expense	$114,891	$106,626	$8,265	7.8%	$226,879	$209,397	$17,482	8.3%
Salaries and employee benefits
The $10.2 million increase in salaries and employee benefits for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from an increase in average full-time equivalent team members and higher incentives associated with the Bank’s growth, annual merit increases and severance.
The $18.8 million increase in salaries and employee benefits for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from an increase in average full-time equivalent team members and higher incentives associated with the Bank’s growth, annual merit increases and severance.

Technology, communication and bank operations
The $2.5 million increase in technology, communication and bank operations expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from an increase in software and processing fees.
The $2.8 million increase in technology, communication and bank operations expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from increases in software and processing fees.
Commercial lease depreciation
The $4.0 million increase in commercial lease depreciation for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
The $8.2 million increase in commercial lease depreciation for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $3.8 million decrease in professional services for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from a decrease in consulting fees.
The $4.0 million decrease in professional services for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from a decrease in consulting fees.
FDIC assessments, non-income taxes and regulatory fees
The $7.3 million decrease in FDIC assessments, non-income taxes and regulatory fees for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from a decrease in FDIC assessments.
The $10.9 million decrease in FDIC assessments, non-income taxes and regulatory fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from a decrease in FDIC assessments.
Other non-interest expense
The $3.1 million increase in other non-interest expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from higher spending on business development and non-capitalizable loan origination expenses.
The $3.0 million increase in other non-interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from higher spending on business development and non-capitalizable loan origination expenses.
INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		QTD		Six Months Ended June 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Income before income tax expense	$89,451	$78,902	$10,549	13.4%	$179,758	$90,790	$88,968	98.0%
Income tax expense	17,891	17,963	(72)	(0.4)%	38,545	16,939	21,606	127.6%
Effective tax rate	20.0%	22.8%			21.4%	18.7%

The $0.1 million decrease in income tax expense for the three months ended June 30, 2026, when compared to the same period in the prior year, primarily resulted from higher favorable discrete permanent book to tax adjustments, which was partially offset by higher state and local income tax expense. The decrease in the effective tax rate for the three months ended June 30, 2026, when compared to the same period in the prior year, primarily resulted from higher favorable discrete permanent book to tax adjustments, which was partially offset by higher state and local income tax expense.
The $21.6 million increase in income tax expense for the six months ended June 30, 2026, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and higher state and local income tax expense. The increase in the effective tax rate for the six months ended June 30, 2026, when compared to the same period in the prior year, primarily resulted from higher pre-tax income and higher state and local income tax expense.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
There were no preferred stock dividends for the three and six months ended June 30, 2026. Preferred stock dividends were $3.2 million and $6.6 million for the three and six months ended June 30, 2025, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statements of income for the three and six months ended June 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $26.5 billion at June 30, 2026. This represented an increase of $1.6 billion from total assets of $24.9 billion at December 31, 2025. The increase in total assets was primarily driven by increases of $1.2 billion in loans and leases receivable, $689.1 million in investment securities, at fair value, $41.8 million in loans receivable, mortgage finance, at fair value and $32.5 million in loans held for sale, partially offset by decreases of $232.6 million in cash and cash equivalents and $97.5 million in investment securities held to maturity.
Total liabilities were $24.3 billion at June 30, 2026. This represented an increase of $1.5 billion from $22.8 billion at December 31, 2025. The increase in total liabilities primarily resulted from increases of $954.2 million in total deposits and $734.1 million in FHLB advances, partially offset by decreases of $109.4 million in subordinated debt and $44.2 million in accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Cash and cash equivalents	$4,178,852	$4,411,463	$(232,611)	(5.3)%
Investment securities, at fair value	2,626,717	1,937,646	689,071	35.6%
Investment securities held to maturity	631,594	729,134	(97,540)	(13.4)%
Loans held for sale	58,611	26,102	32,509	124.5%
Loans and leases receivable	16,217,068	15,041,340	1,175,728	7.8%
Loans receivable, mortgage finance, at fair value	1,654,795	1,612,997	41,798	2.6%
Loans receivable, installment, at fair value	84,826	102,077	(17,251)	(16.9)%
Allowance for credit losses on loans and leases	(164,106)	(155,656)	(8,450)	5.4%
Bank-owned life insurance	310,312	305,503	4,809	1.6%
Other assets	638,054	638,419	(365)	(0.1)%
Total assets	26,520,789	24,895,868	1,624,921	6.5%
Total deposits	21,732,897	20,778,704	954,193	4.6%
FHLB advances	2,059,163	1,325,068	734,095	55.4%
Other borrowings	99,278	99,208	70	0.1%
Subordinated debt	171,741	281,147	(109,406)	(38.9)%
Accrued interest payable and other liabilities	252,018	296,224	(44,206)	(14.9)%
Total liabilities	24,315,097	22,780,351	1,534,746	6.7%
Total shareholders’ equity	2,205,692	2,115,517	90,175	4.3%
Total liabilities and shareholders’ equity	$26,520,789	$24,895,868	$1,624,921	6.5%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $85.5 million and $62.1 million at June 30, 2026 and December 31, 2025, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $4.1 billion and $4.3 billion at June 30, 2026 and December 31, 2025, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2025 primarily resulted from deploying excess cash into loans and investment securities.
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
At June 30, 2026, investment securities at fair value totaled $2.6 billion compared to $1.9 billion at December 31, 2025. The increase primarily resulted from purchases of $1.0 billion of investment securities, partially offset by maturities, calls and principal repayments totaling $273.9 million and sales of $71.0 million for the six months ended June 30, 2026.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $10.2 million and $9.2 million on certain debt securities available for sale for the six months ended June 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	June 30, 2026
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	7.05%	7.05%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.20	5.20
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	4.37	4.37
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	6.25	6.25
Corporate notes	7.00	5.64	4.88	6.25	—	5.58
Private label collateralized mortgage obligations	—	—	—	—	4.66	4.66
Weighted-average yield	7.00%	5.64%	4.88%	6.25%	5.11%	5.14%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At June 30, 2026, investment securities held to maturity totaled $631.6 million compared to $729.1 million at December 31, 2025. The decrease primarily resulted from the maturities, calls and principal repayments totaling $109.4 million for the six months ended June 30, 2026.
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

	June 30, 2026
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	4.97%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	—	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	1.87
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	3.16
Private label collateralized mortgage obligations	—	—	—	—	2.39
Weighted-average yield	—%	—%	—%	—%	3.18%
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
As of June 30, 2026, Customers had $16.5 billion in commercial loans outstanding, totaling approximately 91.5% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $15.4 billion, comprising approximately 91.5% of its total loan and lease portfolio at December 31, 2025.
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
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of June 30, 2026 and December 31, 2025, mortgage finance loans totaled $1.7 billion and $1.6 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. As of June 30, 2026 and December 31, 2025, Customers had $828.7 million and $813.7 million, respectively, of equipment finance loans outstanding. As of June 30, 2026 and December 31, 2025, Customers had $325.9 million and $306.5 million, respectively, of equipment finance leases outstanding. As of June 30, 2026 and December 31, 2025, Customers had $302.1 million and $303.4 million, respectively, of operating leases outstanding, net of accumulated depreciation of $122.0 million and $105.7 million, respectively.

Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.6 billion outstanding, comprising approximately 14.6% of the total loan and lease portfolio at June 30, 2026, compared to $2.5 billion, or approximately 14.8% of the total loan and lease portfolio at December 31, 2025.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. At June 30, 2026, Customers had $1.5 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 8.5% of the total loan and lease portfolio, compared to $1.4 billion, or 8.5% of the total loan and lease portfolio, at December 31, 2025.
Purchases and sales of loans held for investment were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Purchases (1)
Other commercial and industrial	$—	$52,776	$—	$53,855
Construction	—	10,080	—	10,080
Personal installment (2)	111,952	40,700	169,778	145,641
Other installment (2)	30,268	—	30,268	—
Total	$142,220	$103,556	$200,046	$209,576
Sales (3)
Specialized lending	$—	$—	$1,039	$—
Other commercial and industrial (4)	24,184	—	38,314	—
Multifamily	—	—	—	8,000
Commercial real estate owner occupied (4)	1,181	—	5,206	—
Personal installment	—	—	—	281
Total	$25,365	$—	$44,559	$8,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.9% and 74.4% of the loans’ unpaid principal balance for the three months ended June 30, 2026 and 2025, respectively.The purchase price was 99.6% and 87.1% of the loans' unpaid principal balance for the six months ended June 30, 2026 and 2025, respectively.
(2)Installment loan purchases for the three and six months ended June 30, 2026 and 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.1 million and $2.1 million for the three and six months ended June 30, 2026, respectively. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three and six months ended June 30, 2025.
(4)Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of June 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	June 30, 2026	December 31, 2025
Residential mortgage loans, at fair value	$2,528	$1,851
Personal installment loans, at lower of cost or fair value	53,101	23,357
Other installment loans, at fair value	2,982	894
Total loans held for sale	$58,611	$26,102
Loans held for sale are reported on the consolidated balance sheet at either fair value (due to the election of the fair value option) or at the lower of cost or fair value. An ACL is not recorded on loans that are classified as held for sale.

Refer to “NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES” to Customers’ unaudited consolidated financial statements for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment.
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	June 30, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Specialized lending (1)	$7,650,758	$7,090,087
Other commercial and industrial	1,179,043	1,121,087
Multifamily	2,623,964	2,490,336
Commercial real estate owner occupied	1,270,575	1,135,119
Commercial real estate non-owner occupied	1,888,040	1,738,821
Construction	216,832	162,966
Total commercial loans and leases receivable	14,829,212	13,738,416
Consumer:
Residential real estate	508,187	497,567
Manufactured housing	24,763	27,452
Installment:
Personal	647,149	581,340
Other	207,757	196,565
Total consumer loans receivable	1,387,856	1,302,924
Loans and leases receivable	16,217,068	15,041,340
Loans receivable, mortgage finance, at fair value	1,654,795	1,612,997
Loans receivable, installment, at fair value	84,826	102,077
Allowance for credit losses on loans and leases	(164,106)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$17,792,583	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $325.9 million and $306.5 million at June 30, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(29.9) million and $(30.3) million at June 30, 2026 and December 31, 2025, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value), net of the ACL, increased by $1.2 billion to $16.1 billion at June 30, 2026, from $14.9 billion at December 31, 2025. The increase in loans and leases receivable, net of the ACL, was primarily attributable to higher balances in commercial and industrial specialized lending, partially offset by $8.5 million increase in ACL, as further described below, from December 31, 2025. The overall loans and leases receivable fluctuations were the result of Customers selectively pursuing disciplined loan growth by focusing on holistic and strategic banking relationships that create franchise value.

The following table presents Customers’ loans receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value) as of June 30, 2026 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial, including specialized lending	$2,282,561	$5,301,373	$1,177,373	$68,494	$8,829,801
Multifamily	232,742	281,869	2,109,353	—	2,623,964
Commercial real estate owner occupied	277,597	638,665	259,624	94,689	1,270,575
Commercial real estate non-owner occupied	709,655	954,671	223,714	—	1,888,040
Construction	108,199	43,292	65,341	—	216,832
Total commercial loans	$3,610,754	$7,219,870	$3,835,405	$163,183	$14,829,212

Consumer loans:
Residential real estate	$841	$504	$9,213	$497,629	$508,187
Manufactured housing	466	3,818	17,469	3,010	24,763
Installment	100,317	521,517	184,597	48,475	854,906
Total consumer loans	$101,624	$525,839	$211,279	$549,114	$1,387,856

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates, excluding the effect of interest rate swaps designated as cash flow hedges of certain commercial and industrial loans, as of June 30, 2026:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial, including specialized lending	$1,424,138	$5,123,102	$6,547,240
Multifamily	252,935	2,138,287	2,391,222
Commercial real estate owner occupied	105,178	887,800	992,978
Commercial real estate non-owner occupied	705,409	472,976	1,178,385
Construction	—	108,633	108,633
Total commercial loans	$2,487,660	$8,730,798	$11,218,458

Consumer loans:
Residential real estate	$414,788	$92,558	$507,346
Manufactured housing	24,297	—	24,297
Installment	754,584	5	754,589
Total consumer loans	$1,193,669	$92,563	$1,286,232

Loans receivable, mortgage finance, at fair value
The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2026, all of Customers’ mortgage finance loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.7 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. Customers transferred these consumer installment loans from held for sale to held for investment when the lending arrangement with this fintech company expired, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At June 30, 2026, Customers had $1.2 million of consumer installment loans, at fair value, on non-accrual status.
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
The provision for credit losses on loans and leases was $17.7 million and $36.3 million for the three and six months ended June 30, 2026, respectively. The provision for credit losses on loans and leases was $18.5 million and $39.9 million for the three and six months ended June 30, 2025, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $164.1 million, or 1.01% of loans and leases receivable at June 30, 2026, and $155.7 million or 1.03% of loans and leases receivable at December 31, 2025.
The increase in the ACL from December 31, 2025 resulted primarily from increase in loan balances partially offset by slight improvements in the forecast of macroeconomic variables. Net charge-offs were $14.6 million for the three months ended June 30, 2026, an increase of $1.5 million compared to the same period in 2025. Net charge-offs were $27.8 million for the six months ended June 30, 2026, a decrease of $2.4 million compared to the same period in 2025. The change in net charge-offs was primarily due to lower charge-offs for commercial and industrial and consumer installment loans, partially offset by higher charge-offs for multifamily loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated:

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2026
Ending Balance, March 31, 2026	$41,214	$19,441	$10,556	$18,470	$2,672	$5,713	$3,338	$59,558	$160,962
Charge-offs	(3,469)	(4,880)	(6)	—	—	(21)	—	(8,951)	(17,327)
Recoveries	821	—	338	—	—	1	—	1,588	2,748
Provision (benefit) for credit losses on loans and leases	1,592	14,763	(662)	(4,967)	131	558	(94)	6,402	17,723
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106
Six Months Ended June 30, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(7,948)	(7,510)	(36)	—	—	(22)	—	(18,883)	(34,399)
Recoveries	2,724	—	373	—	—	2	—	3,466	6,565
Provision (benefit) for credit losses on loans and leases	7,699	17,501	(542)	(5,425)	578	(228)	(147)	16,848	36,284
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2026	(0.12)%	(0.79)%	0.10%	—%	—%	(0.02)%	—%	(3.56)%	(0.37)%
Six Months Ended June 30, 2026	(0.13)%	(0.61)%	0.05%	—%	—%	(0.01)%	—%	(3.84)%	(0.37)%

(amounts in thousands)	Commercial and industrial (1)	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended June 30, 2025
Ending Balance, March 31, 2025	$30,584	$18,790	$10,780	$18,058	$1,264	$6,163	$3,800	$51,637	$141,076
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(5,996)	—	(417)	—	—	—	—	(10,750)	(17,163)
Recoveries	2,125	—	6	—	3	4	—	1,910	4,048
Provision (benefit) for credit losses on loans and leases	8,549	2,074	2,145	2,621	893	164	(79)	2,090	18,457
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Six Months Ended June 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (2)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(10,503)	(3,834)	(436)	—	—	—	—	(23,153)	(37,926)
Recoveries	3,401	—	9	—	6	4	—	4,247	7,667
Provision (benefit) for credit losses on loans and leases	12,985	6,187	2,186	3,274	904	359	(108)	14,115	39,902
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended June 30, 2025	(0.22)%	—%	(0.15)%	—%	0.01%	0.00%	—%	(4.92)%	(0.39)%
Six Months Ended June 30, 2025	(0.20)%	(0.34)%	(0.08)%	—%	0.01%	0.00%	—%	(5.15)%	(0.46)%
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

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at June 30, 2026

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,829,801	$8,801,972	$1,378	$3,623	$22,828	$12,324	$35,152	0.26%	0.40%
Multifamily	2,623,964	2,602,629	7,130	—	14,205	—	14,205	0.54%	0.54%
Commercial real estate owner occupied	1,270,575	1,264,883	—	—	5,692	—	5,692	0.45%	0.45%
Commercial real estate non-owner occupied	1,888,040	1,887,905	—	—	135	—	135	0.01%	0.01%
Construction	216,832	216,832	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	14,829,212	14,774,221	8,508	3,623	42,860	12,324	55,184	0.29%	0.37%
Residential	508,187	493,554	7,893	—	6,740	244	6,984	1.33%	1.37%
Manufactured housing	24,763	22,967	599	150	1,047	92	1,139	4.23%	4.58%
Installment	854,906	840,643	10,188	—	4,075	—	4,075	0.48%	0.48%
Total consumer loans receivable	1,387,856	1,357,164	18,680	150	11,862	336	12,198	0.85%	0.88%
Loans and leases receivable	16,217,068	16,131,385	27,188	3,773	54,722	12,660	67,382	0.34%	0.42%
Loans receivable, mortgage finance, at fair value	1,654,795	1,654,795	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	84,826	81,688	1,907	—	1,231	—	1,231	1.45%	1.45%
Total loans held for sale	58,611	58,009	533	—	69	—	69	0.12%	0.12%
Total portfolio	$18,015,300	$17,925,877	$29,628	$3,773	$56,022	$12,660	$68,682	0.31%	0.38%

Asset Quality at June 30, 2026 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial, including specialized lending	$8,829,801	$22,828	$40,158	0.45%	175.92%
Multifamily	2,623,964	14,205	29,324	1.12%	206.43%
Commercial real estate owner occupied	1,270,575	5,692	10,226	0.80%	179.66%
Commercial real estate non-owner occupied	1,888,040	135	13,503	0.72%	10002.22%
Construction	216,832	—	2,803	1.29%	—%
Total commercial loans and leases receivable	14,829,212	42,860	96,014	0.65%	224.02%
Residential	508,187	6,740	6,251	1.23%	92.74%
Manufactured housing	24,763	1,047	3,244	13.10%	309.84%
Installment	854,906	4,075	58,597	6.85%	1,437.96%
Total consumer loans receivable	1,387,856	11,862	68,092	4.91%	574.03%
Loans and leases receivable	16,217,068	54,722	164,106	1.01%	299.89%
Loans receivable, mortgage finance, at fair value	1,654,795	—	—	—%	—%
Loans receivable, installment, at fair value	84,826	1,231	—	—%	—%
Total loans held for sale	58,611	69	—	—%	—%
Total portfolio	$18,015,300	$56,022	$164,106	0.91%	292.93%
(1)    Excludes non-performing investment securities, at fair value of $17.0 million with ACL of $20.4 million at June 30, 2026.

The total loan and lease portfolio was $18.0 billion at June 30, 2026 compared to $16.8 billion at December 31, 2025, and $56.0 million, or 0.31% of loans and leases, were non-performing at June 30, 2026 compared to $43.7 million, or 0.26% of loans and leases, at December 31, 2025. The total loan and lease portfolio was supported by an ACL of $164.1 million (292.93% of NPLs and 0.91% of total loans and leases) and $155.7 million (356.29% of NPLs and 0.93% of total loans and leases), at June 30, 2026 and December 31, 2025, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	June 30, 2026	December 31, 2025
Loans 90+ days delinquent still accruing	$3,773	$4,029

Non-accrual loans	$56,022	$43,688
OREO and repossessed assets	12,660	12,472
Investment securities, at fair value	16,979	16,184
Total non-performing assets	$85,661	$72,344

	June 30, 2026	December 31, 2025
Non-accrual loans to loans and leases receivable (1)	0.34%	0.27%
Non-accrual loans to total loans and leases portfolio	0.31%	0.26%
Non-performing assets to total assets (2)	0.32%	0.29%
Non-accrual loans and loans 90+ days delinquent to total assets	0.23%	0.19%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.01%	1.03%
Non-accrual loans	292.93%	356.29%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)    Includes non-performing investment securities, at fair value of $17.0 million with ACL of $20.4 million at June 30, 2026 and fair value of $16.2 million with ACL of $18.8 million at December 31, 2025, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at June 30, 2026 as compared to December 31, 2025. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at June 30, 2026 as compared to December 31, 2025.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Demand, non-interest bearing	$6,913,804	$6,303,748	$610,056	9.7%
Demand, interest bearing	5,107,649	5,049,151	58,498	1.2%
Savings, including MMDA	6,148,783	6,129,837	18,946	0.3%
Non-time deposits	18,170,236	17,482,736	687,500	3.9%
Time deposits	3,562,661	3,295,968	266,693	8.1%
Total deposits	$21,732,897	$20,778,704	$954,193	4.6%

Total deposits were $21.7 billion at June 30, 2026, an increase of $954.2 million, or 4.6%, from $20.8 billion at December 31, 2025. The increase in total deposits was primarily due to increases in non-interest bearing demand deposits of $610.1 million, or 9.7%, to $6.9 billion at June 30, 2026 from $6.3 billion at December 31, 2025, time deposits of $266.7 million, or 8.1%, to $3.6 billion at June 30, 2026, from $3.3 billion at December 31, 2025, interest bearing demand deposits of $58.5 million, or 1.2%, to $5.1 billion at June 30, 2026, from $5.0 billion at December 31, 2025 and savings, including MMDA of $18.9 million, or 0.3%, to $6.1 billion at June 30, 2026, from $6.1 billion at December 31, 2025.
At June 30, 2026 and December 31, 2025, the Bank had $1.7 billion and $1.8 billion in deposits, respectively, to which it had pledged $1.9 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $9.7 billion and $8.6 billion at June 30, 2026 and December 31, 2025, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion at June 30, 2026 and December 31, 2025. At June 30, 2026, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	June 30, 2026
3 months or less	$456,309
Over 3 through 6 months	278,752
Over 6 through 12 months	350,868
Over 12 months	114,645
Total	$1,200,574
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,183,251	0.00%	$5,593,581	0.00%
Demand, interest-bearing	5,075,436	3.25%	4,935,587	3.84%
Savings, including MMDA	6,248,794	3.45%	5,462,674	3.90%
Time deposits	3,438,721	4.13%	2,852,645	4.73%
Total	$20,946,202	2.50%	$18,844,487	2.85%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,288,017	0.00%	$5,651,789	0.00%
Demand, interest-bearing	5,034,752	3.25%	5,145,729	3.81%
Savings, including MMDA	6,097,557	3.44%	5,249,668	3.90%
Time deposits	3,447,665	4.17%	2,801,467	4.79%
Total	$20,867,991	2.48%	$18,848,653	2.84%
FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
There were no short-term debt outstanding at June 30, 2026 and December 31, 2025.

Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$2,059,163	(2)	4.05%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$2,059,163				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $650.0 million with maturities ranging from September 2026 to March 2028, and variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from February 2030 to June 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at June 30, 2026.
(2)    Includes $(0.8) million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at June 30, 2026 and December 31, 2025, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at June 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$5,663,083	$4,639,436
Total maximum borrowing capacity with the FRB	5,273,074	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	12,983,245	11,200,653
Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	June 30, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,278	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,278	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,521	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,220	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,741	$281,147
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

SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Common stock	$36,485	$36,189	$296	0.8%
Additional paid in capital	669,114	666,756	2,358	0.4%
Retained earnings	1,676,407	1,535,194	141,213	9.2%
Accumulated other comprehensive income (loss), net	(58,346)	(54,050)	(4,296)	7.9%
Treasury stock	(117,968)	(68,572)	(49,396)	72.0%
Total shareholders’ equity	$2,205,692	$2,115,517	$90,175	4.3%
Shareholders’ equity increased $90.2 million, or 4.3%, to $2.2 billion at June 30, 2026 when compared to shareholders’ equity of $2.1 billion at December 31, 2025. The increase primarily resulted from an increase of $141.2 million in retained earnings, partially offset by an increase in treasury stock of $49.4 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the six months ended June 30, 2026.
The increase in retained earnings resulted from net income of $141.2 million for the six months ended June 30, 2026.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from an increase of $14.5 million in unrealized losses on derivatives designated as cash flow hedges and income tax effect of $3.8 million, partially offset by a decrease of $6.5 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads and income tax effect of $1.7 million during the six months ended June 30, 2026.
The increase in treasury stock primarily resulted from repurchases of 714,472 shares of its common stock for $49.4 million under the 2026 Share Repurchase Program for the six months ended June 30, 2026. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
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
Customers recognized a provision for credit losses on unfunded lending-related commitments of $0.6 million and $1.0 million during the three and six months ended June 30, 2026, respectively, resulting in an ACL of $10.0 million as of June 30, 2026. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of June 30, 2026. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.

At June 30, 2026, Customers had $4.2 billion of cash on hand and $3.3 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $11.1 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 115% of uninsured deposits and approximately 146% of uninsured deposits less collateralized and affiliate deposits at June 30, 2026. Our loan to deposit ratio was 83% at June 30, 2026. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of June 30, 2026, Customers’ borrowing capacity with the FHLB was $5.7 billion, of which $2.1 billion was utilized in borrowings and $1.9 billion of available capacity was utilized to collateralize deposits. As of December 31, 2025, Customers’ borrowing capacity with the FHLB was $4.6 billion, of which $1.3 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of June 30, 2026 and December 31, 2025, Customers’ borrowing capacity with the FRB was $5.3 billion. None of this capacity was utilized as of June 30, 2026 and December 31, 2025.
The table below summarizes Customers’ cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net cash provided by (used in) operating activities	$142,374	$256,275	$(113,901)	(44.4)%
Net cash provided by (used in) investing activities	(1,923,315)	(619,202)	(1,304,113)	210.6%
Net cash provided by (used in) financing activities	1,548,330	80,507	1,467,823	NM
Net increase (decrease) in cash and cash equivalents	$(232,611)	$(282,420)	$49,809	(17.6)%
Cash flows provided by (used in) operating activities
Cash provided by operating activities of $142.4 million for the six months ended June 30, 2026 resulted from proceeds from sales and repayments of loans held for sale of $380.4 million, net income of $141.2 million and net non-cash operating adjustments of $66.1 million, partially offset by origination and purchases of loans held for sale of $356.6 million, an increase in accrued interest receivable and other assets of $44.7 million and a decrease in accrued interest payable and other liabilities of $44.0 million.
Cash provided by operating activities of $256.3 million for the six months ended June 30, 2025 resulted from proceeds from sales and repayments of loans held for sale of $466.2 million, net non-cash operating adjustments of $104.2 million, net income of $73.9 million, an increase in accrued interest payable and other liabilities of $26.4 million and a decrease in accrued interest receivable and other assets of $3.5 million, partially offset by origination and purchases of loans held for sale of $417.8 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $1.9 billion for the six months ended June 30, 2026 primarily resulted from net increase in loans and leases, excluding mortgage finance loans of $1.1 billion, purchases of investment securities available for sale of $1.0 billion, purchases of loans of $200.0 million, purchases of leased assets under lessor operating leases of $30.0 million and net origination of mortgage finance loans of $29.6 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $273.9 million and held to maturity of $109.4 million, proceeds from sales of investment securities available for sale of $71.0 million and proceeds from sales of loans and leases of $44.6 million.
Cash used in investing activities of $619.2 million for the six months ended June 30, 2025 primarily resulted from purchases of investment securities available for sale of $506.8 million, net increase in loans and leases, excluding mortgage finance loans of $461.0 million, net origination of mortgage finance loans of $193.4 million, purchases of loans of $182.0 million, purchases of leased assets under lessor operating leases of $39.8 million and purchases of investment securities held to maturity of $14.0 million, partially offset by proceeds from sales of investment securities available for sale of $450.4 million, proceeds from maturities, calls, and principal repayments of investment securities available for sale of $167.5 million and held to maturity of $155.6 million.
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $1.5 billion for the six months ended June 30, 2026 primarily resulted from net increase in deposits of $977.3 million and proceeds from long-term borrowed funds from the FHLB and the FRB of $920.0 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $180.0 million, repayments of the Bank subordinated long-term debt of $110.0 million and purchases of treasury stock of $49.4 million.

Cash provided by financing activities of $80.5 million for the six months ended June 30, 2025 primarily resulted from proceeds from long-term borrowed funds from the FHLB and the FRB of $160.0 million and a net increase in deposits of $101.6 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $100.0 million, redemption of preferred stock of $57.5 million, payments of employee taxes withheld from share-based awards of $12.3 million, dividends paid on preferred stock of $6.8 million and purchases of treasury stock of $5.6 million. Refer to “NOTE 11 — SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information on preferred stock and treasury stock.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At June 30, 2026 and December 31, 2025, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,257,930	12.857%	$790,286	4.500%	N/A	N/A	$1,229,333	7.000%
Customers Bank	$2,376,363	13.552%	$789,061	4.500%	$1,139,755	6.500%	$1,227,428	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,257,930	12.857%	$1,053,714	6.000%	N/A	N/A	$1,492,762	8.500%
Customers Bank	$2,376,363	13.552%	$1,052,081	6.000%	$1,402,775	8.000%	$1,490,448	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,601,025	14.811%	$1,404,952	8.000%	N/A	N/A	$1,844,000	10.500%
Customers Bank	$2,547,717	14.530%	$1,402,775	8.000%	$1,753,469	10.000%	$1,841,142	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,257,930	8.868%	$1,018,411	4.000%	N/A	N/A	$1,018,411	4.000%
Customers Bank	$2,376,363	9.342%	$1,017,523	4.000%	$1,271,904	5.000%	$1,017,523	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4..000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of June 30, 2026, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending June 30, 2027 and December 31, 2026, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at June 30, 2026 and December 31, 2025.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at June 30, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending June 30, 2027 and December 31, 2026, resulting from changes in interest rates:
Net change in net interest income

	% change from base
Rate Shocks	June 30, 2026	December 31, 2025
Up 3%	5.9%	4.4%
Up 2%	4.3%	3.0%
Up 1%	2.3%	1.3%
Down 1%	(0.6)%	(0.8)%
Down 2%	(2.0)%	(2.7)%
Down 3%	(3.7)%	(4.4)%

EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at June 30, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at June 30, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at June 30, 2026 and December 31, 2025, resulting from shocks to interest rates:

	% change from base
Rate Shocks	June 30, 2026	December 31, 2025
Up 3%	(11.1)%	(9.5)%
Up 2%	(7.0)%	(5.8)%
Up 1%	(3.2)%	(2.4)%
Down 1%	2.6%	2.4%
Down 2%	5.9%	5.7%
Down 3%	9.4%	10.1%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2026, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The shares of the Company’s common stock repurchased during the three months ended June 30, 2026 pursuant to the 2026 Share Repurchase Program were as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2026	14,017	$68.09	14,017	$56,052,987
May 1 - May 31, 2026	28,787	73.21	28,787	53,945,580
June 1 - June 30, 2026	50,000	74.20	50,000	50,235,405
Total	92,804	$72.97	92,804	$50,235,405
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the second quarter of 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Amendment to Amended and Restated Bylaws of Customers Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the Customers Bancorp’s Form 8-K filed with the SEC on June 19, 2019

10.1	Supplemental Executive Retirement Plan of Lyle Cunningham, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on July 8, 2026

10.2
First Amended Employment Agreement, dated as of July 24, 2026, by and between Customers Bancorp, Inc. and Mark R. McCollom, incorporated by reference to Exhibit 10.1 to Customers Bancorp’s Form 8-K filed with the SEC on July 27, 2026

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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended June 30, 2026, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

August 7, 2026	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	President and Chief Executive Officer (Principal Executive Officer)

August 7, 2026	By:	/s/ Mark R. McCollom
	Name:	Mark R. McCollom
	Title:	Chief Financial Officer (Principal Financial Officer)