Form 10-Q
period 2026-09-30
Customers Bancorp, Inc.
filed 2026-11-06
CIK 1488813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

________________________________________
On November 3, 2026, 33,352,441 shares of Voting Common Stock were outstanding.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES

Part I

Item 1.	Customers Bancorp, Inc. Consolidated Financial Statements as of September 30, 2026 and for the three and nine month periods ended September 30, 2026 and 2025 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88

Item 4.	Controls and Procedures	89

PART II

Item 1.	Legal Proceedings	90

Item 1A.	Risk Factors	90

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Mine Safety Disclosures	91

Item 5.	Other Information	91

Item 6.	Exhibits	92

SIGNATURES		93

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

2019 Plan	2019 Stock Incentive Plan
2024 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2024
2026 Share Repurchase Program	Share repurchase program authorized by the Board of Directors of Customers Bancorp in 2026
ACL	Allowance for credit losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bancorp	Customers Bancorp, Inc.
Bank	Customers Bank
BBB spread	BBB rated corporate bond spreads to U.S. Treasury securities
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
CODM	Chief operating decision maker
Commission	U.S. Securities and Exchange Commission
Company	Customers Bancorp, Inc. and subsidiaries
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CUBI	Symbol for Customers Bancorp, Inc. common stock traded on the NYSE
Customers	Customers Bancorp, Inc. and Customers Bank, collectively
Customers Bancorp	Customers Bancorp, Inc.
DCF	Discounted cash flow
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds	Federal Reserve Board’s Effective Federal Funds Rate
Federal Reserve, Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fintech	Third-Party Financial Technology
FRB	Federal Reserve Bank of Philadelphia
GDP	Gross domestic product
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
LPO	Limited Purpose Office
MMDA	Money market deposit accounts
NIM	Net interest margin, tax equivalent
NM	Not meaningful
NPA	Non-performing asset
NPL	Non-performing loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased Credit-Deteriorated
PPP	Paycheck Protection Program
Rate Shocks	Interest rates rising or falling immediately
ROU	Right-of-use
SBA	U.S. Small Business Administration
SBA loans	Loans originated pursuant to the rules and regulations of the SBA

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series E
Series F Preferred Stock	Fixed-to-floating rate non-cumulative perpetual preferred stock, series F
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the United States of America
VIE	Variable interest entity

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$95,500	$62,051
Interest earning deposits	3,529,465	4,349,412
Cash and cash equivalents	3,624,965	4,411,463
Investment securities, at fair value (includes allowance for credit losses of $34,464 and $28,805, respectively)	3,571,796	1,937,646
Investment securities held to maturity	601,300	729,134
Loans held for sale (includes $4,883 and $2,745, respectively, at fair value)	109,509	26,102
Loans and leases receivable	16,922,448	15,041,340
Loans receivable, mortgage finance, at fair value	1,400,573	1,612,997
Loans receivable, installment, at fair value	78,807	102,077
Allowance for credit losses on loans and leases	(172,125)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases	18,229,703	16,600,758
FHLB, Federal Reserve Bank, and other restricted stock	146,161	110,411
Accrued interest receivable	113,421	103,626
Bank premises and equipment, net	19,191	16,745
Bank-owned life insurance	312,480	305,503
Other real estate owned	12,568	12,432
Goodwill and other intangibles	3,629	3,629
Other assets	666,925	638,419
Total assets	$27,411,648	$24,895,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand, non-interest bearing	$7,209,138	$6,303,748
Interest bearing	15,354,695	14,474,956
Total deposits	22,563,833	20,778,704
FHLB advances	2,137,182	1,325,068
Other borrowings	99,313	99,208
Subordinated debt	171,867	281,147
Accrued interest payable and other liabilities	246,753	296,224
Total liabilities	25,218,948	22,780,351
Commitments and contingencies (NOTE 17)
Shareholders’ equity:
Common stock, par value $1.00 per share; 200,000,000 shares authorized; 36,544,357 and 36,188,920 shares issued as of September 30, 2026 and December 31, 2025; 33,340,010 and 34,191,223 shares outstanding as of September 30, 2026 and December 31, 2025	36,544	36,189
Additional paid in capital	675,689	666,756
Retained earnings	1,754,790	1,535,194
Accumulated other comprehensive income (loss), net	(118,011)	(54,050)
Treasury stock, at cost (3,204,347 and 1,997,697 shares as of September 30, 2026 and December 31, 2025)	(156,312)	(68,572)
Total shareholders’ equity	2,192,700	2,115,517
Total liabilities and shareholders’ equity	$27,411,648	$24,895,868
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans and leases	$282,865	$272,131	$810,227	$750,008
Investment securities	45,663	36,091	112,531	107,811
Interest earning deposits	36,548	49,639	116,006	132,525
Loans held for sale	2,896	1,589	5,411	8,156
Other	2,785	2,029	7,551	5,889
Total interest income	370,757	361,479	1,051,726	1,004,389
Interest expense:
Deposits	139,439	141,983	395,861	407,336
FHLB advances	19,216	12,945	49,260	37,463
Subordinated debt	2,723	3,251	10,067	9,692
Federal funds purchased	16	—	128	—
Other borrowings	1,285	1,388	3,615	3,837
Total interest expense	162,679	159,567	458,931	458,328
Net interest income	208,078	201,912	592,795	546,061
Provision for credit losses	25,434	26,543	71,873	75,621
Net interest income after provision for credit losses	182,644	175,369	520,922	470,440
Non-interest income:
Commercial lease income	15,955	11,536	46,765	33,260
Loan fees	6,249	11,443	25,428	27,784
Bank-owned life insurance	2,254	2,165	7,551	9,074
Mortgage finance transactional fees	1,308	1,298	3,946	3,406
Net gain (loss) on sale of loans and leases	964	—	3,069	2
Net gain (loss) on sale of investment securities	(292)	186	217	(1,611)
Impairment loss on debt securities	—	—	—	(51,319)
Other	4,928	3,563	12,749	14,711
Total non-interest income	31,366	30,191	99,725	35,307
Non-interest expense:
Salaries and employee benefits	56,269	48,723	163,600	137,245
Technology, communication and bank operations	15,107	10,415	39,641	32,109
Commercial lease depreciation	13,166	9,463	38,619	26,669
Professional services	7,766	12,281	29,485	37,988
Loan servicing	3,915	4,167	11,484	12,850
Occupancy	3,657	4,370	11,108	11,333
FDIC assessments, non-income taxes and regulatory fees	4,727	8,505	17,527	32,161
Advertising and promotion	476	636	1,511	1,625
Other	8,313	6,657	27,300	22,634
Total non-interest expense	113,396	105,217	340,275	314,614
Income before income tax expense	100,614	100,343	280,372	191,133
Income tax expense	22,231	24,598	60,776	41,537
Net income	78,383	75,745	219,596	149,596
Preferred stock dividends	—	2,019	—	8,593
Loss on redemption of preferred stock	—	—	—	1,908
Net income available to common shareholders	$78,383	$73,726	$219,596	$139,095

Basic earnings per common share	$2.33	$2.28	$6.49	$4.37
Diluted earnings per common share	2.25	2.20	6.28	4.24
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$78,383	$75,745	$219,596	$149,596
Unrealized gains (losses) on available for sale debt securities:
Unrealized gains (losses) arising during the period	(70,611)	22,929	(64,131)	1,669
Income tax effect	18,502	(6,066)	16,786	(463)
Reclassification adjustments for (gains) losses included in net income	292	(186)	(217)	52,930
Income tax effect	(77)	49	58	(13,923)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	874	1,074	2,713	3,449
Income tax effect	(228)	(284)	(717)	(911)
Net unrealized gains (losses) on available for sale debt securities	(51,248)	17,516	(45,508)	42,751
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(11,932)	2,286	(26,439)	2,286
Income tax effect	3,127	(605)	6,971	(605)
Reclassification adjustment for (gains) losses included in net income	525	1,412	1,378	1,412
Income tax effect	(137)	(373)	(363)	(373)
Net unrealized gains (losses) on cash flow hedges	(8,417)	2,720	(18,453)	2,720
Other comprehensive income (loss), net of income tax effect	(59,665)	20,236	(63,961)	45,471
Comprehensive income (loss)	$18,718	$95,981	$155,635	$195,067
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(amounts in thousands, except shares outstanding data)

	Three Months Ended September 30, 2026
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2026	—	$—	33,772,598	$36,485	$669,114	$1,676,407	$(58,346)	$(117,968)	$2,205,692
Net income	—	—	—	—	—	78,383	—	—	78,383
Other comprehensive income (loss)	—	—	—	—	—	—	(59,665)	—	(59,665)
Share-based compensation expense	—	—	—	—	5,681	—	—	—	5,681
Issuance of common stock under share-based compensation arrangements	—	—	59,590	59	894	—	—	—	953
Repurchase of common shares	—	—	(492,178)	—	—	—	—	(38,344)	(38,344)
Balance, September 30, 2026	—	$—	33,340,010	$36,544	$675,689	$1,754,790	$(118,011)	$(156,312)	$2,192,700

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2025	3,400,000	$82,201	31,606,934	$36,123	$572,473	$1,391,380	$(71,325)	$(147,294)	$1,863,558
Net income	—	—	—	—	—	75,745	—	—	75,745
Other comprehensive income (loss)	—	—	—	—	—	—	20,236	—	20,236
Issuance of common stock, net of offering costs of $9.0 million (1)	—	—	2,518,248	—	84,753	—	—	78,722	163,475
Preferred stock dividends (2)	—	—	—	—	—	(2,019)	—	—	(2,019)
Share-based compensation expense	—	—	—	—	4,466	—	—	—	4,466
Issuance of common stock under share-based compensation arrangements	—	—	38,324	38	560	—	—	—	598
Balance, September 30, 2025	3,400,000	$82,201	34,163,506	$36,161	$662,252	$1,465,106	$(51,089)	$(68,572)	$2,126,059
(1)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the reissuance of shares of common stock to the public that were held in treasury stock in an underwritten public offering.
(2)Dividend per share of $0.590368 was declared on Series F Preferred Stock for the three months ended September 30, 2025.

	Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2025	—	$—	34,191,223	$36,189	$666,756	$1,535,194	$(54,050)	$(68,572)	$2,115,517
Net income	—	—	—	—	—	219,596	—	—	219,596
Other comprehensive income (loss)	—	—	—	—	—	—	(63,961)	—	(63,961)
Share-based compensation expense	—	—	—	—	17,525	—	—	—	17,525
Issuance of common stock under share-based compensation arrangements	—	—	355,437	355	(8,592)	—	—	—	(8,237)
Repurchase of common shares	—	—	(1,206,650)	—	—	—	—	(87,740)	(87,740)
Balance, September 30, 2026	—	$—	33,340,010	$36,544	$675,689	$1,754,790	$(118,011)	$(156,312)	$2,192,700

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	5,700,000	$137,794	31,346,507	$35,758	$575,333	$1,326,011	$(96,560)	$(141,653)	$1,836,683
Net income	—	—	—	—	—	149,596	—	—	149,596
Other comprehensive income (loss)	—	—	—	—	—	—	45,471	—	45,471
Issuance of common stock, net of offering costs of $9.0 million (1)	—	—	2,518,248	—	84,753	—	—	78,722	163,475
Preferred stock dividends (2)	—	—	—	—	—	(8,593)	—	—	(8,593)
Redemption of preferred stock (3)	(2,300,000)	(55,593)	—	—	—	—	—	—	(55,593)
Loss on redemption of preferred stock (3)	—	—	—	—	—	(1,908)	—	—	(1,908)
Share-based compensation expense	—	—	—	—	13,203	—	—	—	13,203
Issuance of common stock under share-based compensation arrangements	—	—	402,957	403	(11,037)	—	—	—	(10,634)
Repurchase of common shares	—	—	(104,206)	—	—	—	—	(5,641)	(5,641)
Balance, September 30, 2025	3,400,000	$82,201	34,163,506	$36,161	$662,252	$1,465,106	$(51,089)	$(68,572)	$2,126,059
(1)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the reissuance of shares of common stock that were held in treasury stock in an underwritten public offering.
(2)Dividends per share of $1.229832 and $1.772424 were declared on Series E and F Preferred Stock, respectively, for the nine months ended September 30, 2025.
(3)Refer to NOTE 11 – SHAREHOLDERS’ EQUITY for additional information about the redemption of Series E Preferred Stock.
See accompanying notes to the unaudited consolidated financial statements.

CUSTOMERS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$219,596	$149,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	71,873	75,621
Depreciation and amortization	42,724	29,179
Share-based compensation expense	16,663	13,063
Deferred taxes	(2,238)	(12,703)
Net amortization (accretion) of investment securities premiums and discounts	(3,681)	(2,958)
Impairment loss on debt securities	—	51,319
Net (gain) loss on sales of loans, leases and investment securities	(5,293)	(248)
Fair value and other adjustments	2,016	(1,705)
Origination and purchases of loans held for sale	(436,018)	(606,180)
Proceeds from sales and repayments of loans held for sale	458,538	672,239
Amortization (accretion) of loan net deferred fees, discounts and premiums	(17,587)	(27,962)
Earnings on investment in bank-owned life insurance	(7,551)	(9,074)
(Increase) decrease in accrued interest receivable and other assets	(90,963)	6,528
Increase (decrease) in accrued interest payable and other liabilities	(49,137)	36,474
Net Cash Provided By (Used In) Operating Activities	198,942	373,189
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of investment securities available for sale	411,860	246,168
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	146,421	218,611
Proceeds from sales of investment securities available for sale	105,463	551,337
Purchases of investment securities available for sale	(2,227,873)	(802,476)
Purchases of investment securities held to maturity	(15,391)	(24,005)
Origination of mortgage finance loans	(21,246,351)	(19,265,031)
Proceeds from repayments of mortgage finance loans	21,476,033	19,120,445
Net (increase) decrease in loans and leases, excluding mortgage finance loans	(1,745,539)	(1,264,353)
Proceeds from sales of loans and leases	134,218	1,081
Purchases of loans	(388,387)	(334,886)
Purchases of bank-owned life insurance	—	(1,462)
Proceeds from bank-owned life insurance	1,431	5,634
Net (purchases of) proceeds from sales of FHLB, Federal Reserve Bank, and other restricted stock	(37,752)	(7,076)
Purchases of bank premises and equipment	(1,732)	(11,250)
Proceeds from sales of other real estate owned	—	118
Proceeds from sales of leased assets under lessor operating leases	5,800	11,091
Purchases of leased assets under lessor operating leases	(54,206)	(88,809)
Net Cash Provided By (Used In) Investing Activities	(3,436,005)	(1,644,863)

	(continued)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,836,565	1,530,025
Net increase (decrease) in short-term borrowed funds from FHLB	250,000	(50,000)
Proceeds from long-term borrowed funds from FHLB and FRB	1,700,000	310,000
Repayments of long-term borrowed funds from FHLB and FRB	(1,130,000)	(200,000)
Repayments of subordinated long-term debt	(110,000)	—
Redemption of preferred stock	—	(57,501)
Preferred stock dividends paid	—	(8,855)
Purchase of treasury stock	(87,740)	(5,641)
Payments of employee taxes withheld from share-based awards	(10,547)	(12,534)
Proceeds from issuance of common stock	2,287	165,888
Net Cash Provided By (Used In) Financing Activities	2,450,565	1,671,382
Net Increase (Decrease) in Cash and Cash Equivalents	(786,498)	399,708
Cash and Cash Equivalents – Beginning	4,411,463	3,785,931
Cash and Cash Equivalents – Ending	$3,624,965	$4,185,639

Non-cash Investing and Financing Activities:
Transfer of loans held for investment to held for sale	$83,459	$4,700
Transfer of loans held for sale to held for investment	1,683	138,176
Transfer of loans to other real estate owned	136	12,644
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
The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch, branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. The Bank serves commercial businesses through community, SBA, and private client groups. The Bank also serves corporate businesses nationwide, including healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance and commercial equipment financing, as well as commercial real estate companies in the Bank’s geographic markets and provides payments and treasury services. The Bank serves consumers through its branch network, provides residential mortgages, and personal loan and deposit products including through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Customers Bancorp and its wholly owned subsidiaries, the Bank, and non-bank subsidiaries, serve businesses and residents from operations and lending centers in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products. The Bank has seven branches and also administratively supports loan and other financial products, including equipment finance leases, to customers through its limited-purpose offices.
The Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank and is periodically examined by those regulatory authorities.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Customers Bancorp and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been derived from Customers Bancorp’s audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Customers Bancorp and subsidiaries included in Customers’ Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (the “2025 Form 10-K”). The 2025 Form 10-K describes Customers Bancorp’s significant accounting policies. There have been no material changes to Customers Bancorp’s significant accounting policies noted above for the three and nine months ended September 30, 2026.
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
	• Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted for annual financial statements that have not yet been issued.	• Adoption of this ASU will impact Customers’ consolidated financial statements on a prospective basis only when loans are acquired.

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements Issued November 2025	• Amends the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in the five issues addressed in this ASU better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions.
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
	• Amendments in this ASU are to be applied on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this ASU for hedging relationships that exist as of the date of adoption. An entity is permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge.	• This ASU is not expected to have a material impact on Customers’ consolidated financial statements.

NOTE 3 — EARNINGS (LOSS) PER SHARE
The following are the components and results of Customers’ earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025
Net income available to common shareholders	$78,383	$73,726	$219,596	$139,095

Weighted-average number of common shares outstanding – basic	33,708,023	32,340,813	33,860,376	31,794,547
Share-based compensation plans	1,085,143	1,119,242	1,129,720	983,900
Weighted-average number of common shares – diluted	34,793,166	33,460,055	34,990,096	32,778,447

Basic earnings per common share	$2.33	$2.28	$6.49	$4.37
Diluted earnings per common share	2.25	2.20	6.28	4.24
The following are securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because either the performance conditions for certain of the share-based compensation awards have not been met or to do so would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive securities:
Share-based compensation awards	—	32,122	8,900	52,204

NOTE 4 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following table presents the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025. Amounts in parentheses indicate reductions to AOCI:

	Three Months Ended September 30, 2026
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at July 1	$(51,272)	$(7,074)	$(58,346)
Unrealized gains (losses) arising during period, before tax	(70,611)	(11,932)	(82,543)
Income tax effect	18,502	3,127	21,629
Other comprehensive income (loss) before reclassifications	(52,109)	(8,805)	(60,914)
Reclassification adjustments for (gains) losses included in net income, before tax	292	525	817
Income tax effect	(77)	(137)	(214)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	215	388	603
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	874	—	874
Income tax effect	(228)	—	(228)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	646	—	646
Net current-period other comprehensive income (loss)	(51,248)	(8,417)	(59,665)
Balance at September 30	$(102,520)	$(15,491)	$(118,011)

	Three Months Ended September 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at July 1	$(71,325)	$—	$(71,325)
Unrealized gains (losses) arising during period, before tax	22,929	2,286	25,215
Income tax effect	(6,066)	(605)	(6,671)
Other comprehensive income (loss) before reclassifications	16,863	1,681	18,544
Reclassification adjustments for (gains) losses included in net income, before tax	(186)	1,412	1,226
Income tax effect	49	(373)	(324)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(137)	1,039	902
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,074	—	1,074
Income tax effect	(284)	—	(284)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	790	—	790
Net current-period other comprehensive income (loss)	17,516	2,720	20,236
Balance at September 30	$(53,809)	$2,720	$(51,089)

	Nine Months Ended September 30, 2026
(amounts in thousands)	Unrealized Gains (Losses) Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(57,012)	$2,962	$(54,050)
Unrealized gains (losses) arising during period, before tax	(64,131)	(26,439)	(90,570)
Income tax effect	16,786	6,971	23,757
Other comprehensive income (loss) before reclassifications	(47,345)	(19,468)	(66,813)
Reclassification adjustments for (gains) losses included in net income, before tax	(217)	1,378	1,161
Income tax effect	58	(363)	(305)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(159)	1,015	856
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,713	—	2,713
Income tax effect	(717)	—	(717)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	1,996	—	1,996
Net current-period other comprehensive income (loss)	(45,508)	(18,453)	(63,961)
Balance at September 30	$(102,520)	$(15,491)	$(118,011)

	Nine Months Ended September 30, 2025
(amounts in thousands)	Unrealized Gains (Losses) on Available for Sale Securities (1)	Unrealized Gains (Losses) on Cash Flow Hedges (2)	Total
Balance at January 1	$(96,560)	$—	$(96,560)
Unrealized gains (losses) arising during period, before tax	1,669	2,286	3,955
Income tax effect	(463)	(605)	(1,068)
Other comprehensive income (loss) before reclassifications	1,206	1,681	2,887
Reclassification adjustments for (gains) losses included in net income, before tax	52,930	1,412	54,342
Income tax effect	(13,923)	(373)	(14,296)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	39,007	1,039	40,046
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	3,449	—	3,449
Income tax effect	(911)	—	(911)
Amortization of unrealized loss on securities transferred from available for sale to held to maturity	2,538	—	2,538
Net current-period other comprehensive income	42,751	2,720	45,471
Balance at September 30	$(53,809)	$2,720	$(51,089)
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

NOTE 5 — INVESTMENT SECURITIES
Investment securities at fair value
The amortized cost, approximate fair value and allowance for credit losses of investment securities at fair value as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$251,619	$—	$394	$—	$252,013
Agency-guaranteed residential mortgage-backed securities	1,109,690	—	—	(49,424)	1,060,266
Agency-guaranteed residential collateralized mortgage obligations	1,511,821	—	329	(17,422)	1,494,728
Agency-guaranteed commercial collateralized mortgage obligations	118,805	—	—	(8,200)	110,605
Corporate notes	339,982	(34,464)	72	(13,252)	292,338
Private label collateralized mortgage obligations	355,127	—	—	(23,528)	331,599
Available for sale debt securities	$3,687,044	$(34,464)	$795	$(111,826)	3,541,549
Equity securities (2)					30,247
Total investment securities, at fair value					$3,571,796

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale debt securities:
Asset-backed securities	$239,259	$(586)	$—	$(860)	$237,813
Agency-guaranteed residential mortgage-backed securities	410,648	—	3,238	(125)	413,761
Agency-guaranteed residential collateralized mortgage obligations	496,595	—	4,307	(7,395)	493,507
Agency-guaranteed commercial collateralized mortgage obligations	118,049	—	548	(3,021)	115,576
Corporate notes	340,793	(28,219)	1,091	(27,807)	285,858
Private label collateralized mortgage obligations	376,803	—	—	(16,783)	360,020
Available for sale debt securities	$1,982,147	$(28,805)	$9,184	$(55,991)	1,906,535
Equity securities (2)					31,111
Total investment securities, at fair value					$1,937,646
(1)Accrued interest on AFS debt securities totaled $13.1 million and $9.2 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.
(2)Primarily includes perpetual preferred stock issued by domestic banks and domestic bank holding companies and equity securities issued by fintech companies, without a readily determinable fair value, and CRA-qualified mutual fund shares at September 30, 2026 and December 31, 2025. No impairments or measurement adjustments have been recorded on equity securities without a readily determinable fair value during the three and nine months ended September 30, 2026. No impairments or measurement adjustments have been recorded on equity securities without a readily determinable fair value during the three months ended September 30, 2025. Impairments of $2.3 million have been recorded on certain equity securities without a readily determinable fair value during the nine months ended September 30, 2025 and included within other non-interest income on the consolidated statement of income.

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
Proceeds from the sale of AFS debt securities were $34.5 million and $105.5 million for the three and nine months ended September 30, 2026, respectively. Proceeds from the sale of AFS debt securities were $100.9 million and $551.3 million for the three and nine months ended September 30, 2025, respectively. The following table presents gross realized gains and realized losses from the sale of AFS debt securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Gross realized gains	$138	$769	$1,020	$4,017
Gross realized losses	(430)	(583)	(803)	(5,628)
Net realized gains (losses) on sale of available for sale debt securities	$(292)	$186	$217	$(1,611)
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
The following table presents AFS debt securities by stated maturity. Debt securities backed by mortgages and other assets have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these debt securities are classified separately with no specific maturity date:

	September 30, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Due in one year or less	$45,162	$32,918
Due after one year through five years	133,192	114,222
Due after five years through ten years	145,628	129,198
Due after ten years	16,000	16,000
Asset-backed securities	251,619	252,013
Agency-guaranteed residential mortgage-backed securities	1,109,690	1,060,266
Agency-guaranteed residential collateralized mortgage obligations	1,511,821	1,494,728
Agency-guaranteed commercial collateralized mortgage obligations	118,805	110,605
Private label collateralized mortgage obligations	355,127	331,599
Total available for sale debt securities	$3,687,044	$3,541,549

Gross unrealized losses and fair value of Customers’ AFS debt securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Agency-guaranteed residential mortgage-backed securities	$1,060,267	$(49,424)	$—	$—	$1,060,267	$(49,424)
Agency-guaranteed residential collateralized mortgage obligations	1,106,291	(7,766)	78,629	(9,656)	1,184,920	(17,422)
Agency-guaranteed commercial collateralized mortgage obligations	29,721	(860)	80,884	(7,340)	110,605	(8,200)
Corporate notes	124,028	(3,522)	21,277	(1,723)	145,305	(5,245)
Private label collateralized mortgage obligations	—	—	331,599	(23,528)	331,599	(23,528)
Total	$2,320,307	$(61,572)	$512,389	$(42,247)	$2,832,696	$(103,819)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale debt securities:
Asset-backed securities	$—	$—	$1,478	$(176)	$1,478	$(176)
Agency-guaranteed residential mortgage-backed securities	121,782	(95)	3,793	(30)	125,575	(125)
Agency-guaranteed residential collateralized mortgage obligations	171,773	(905)	92,018	(6,490)	263,791	(7,395)
Agency-guaranteed commercial collateralized mortgage obligations	21,190	(276)	75,013	(2,745)	96,203	(3,021)
Corporate notes	26,590	(910)	83,414	(9,086)	110,004	(9,996)
Private label collateralized mortgage obligations	—	—	360,020	(16,783)	360,020	(16,783)
Total	$341,335	$(2,186)	$615,736	$(35,310)	$957,071	$(37,496)
At September 30, 2026, there were 136 AFS debt securities with unrealized losses in the less-than-twelve-months category and 33 AFS debt securities with unrealized losses in the twelve-months-or-more category. Except for certain AFS debt securities where there was a change in future estimated cash flows as further discussed below, the unrealized losses were principally due to changes in market interest rates and credit spreads that resulted in a negative impact on the respective securities’ fair value and expected to be recovered when market prices recover or at maturity. Customers does not intend to sell any of the 169 securities, and it is not more likely than not that Customers will be required to sell any of the 169 securities before recovery of the amortized cost basis. At December 31, 2025, there were 57 AFS debt securities in an unrealized loss position.
Customers recorded an allowance for credit losses on certain AFS debt securities where there was a change in future estimated cash flows during the three and nine months ended September 30, 2026 and 2025. A discounted cash flow approach is used to determine the amount of the allowance. The cash flows expected to be collected, after considering expected prepayments, are discounted at the original effective interest rate. The amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

The following tables present the activity in the allowance for credit losses on AFS debt securities, by major security type, for the periods presented:

	Three Months Ended September 30,
	2026			2025
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Private label CMOs	Total
Balance at July 1	$—	$29,910	$29,910	$584	$16,772	$—	$17,356
Credit losses on securities for which credit losses were not previously recorded	—	95	95	5	851	—	856
Credit losses on previously impaired securities	—	4,654	4,654	14	7,825	—	7,839
Decrease in allowance for credit losses on previously impaired securities	—	—	—	(407)	(1,507)	—	(1,914)
Reduction due to sales and intent to sell	—	(195)	(195)	—	(73)	—	(73)
Balance at September 30	$—	$34,464	$34,464	$196	$23,868	$—	$24,064

	Nine Months Ended September 30,
	2026			2025
(amounts in thousands)	Asset-backed securities	Corporate notes	Total	Asset-backed securities	Corporate notes	Private label CMOs	Total
Balance at January 1	$586	$28,219	$28,805	$362	$7,135	$107	$7,604
Credit losses on securities for which credit losses were not previously recorded	—	297	297	(92)	6,851	—	6,759
Credit losses on previously impaired securities	—	16,100	16,100	15	10,143	—	10,158
Decrease in allowance for credit losses on previously impaired securities	(586)	(907)	(1,493)	(89)	(732)	—	(821)
Reduction due to sales and intent to sell	—	(9,245)	(9,245)	—	(1,434)	(107)	(1,541)
Allowance for credit losses on PCD debt securities	—	—	—	—	1,905	—	1,905
Balance at September 30	$—	$34,464	$34,464	$196	$23,868	$—	$24,064

Customers has elected to not estimate an ACL on accrued interest receivable on AFS debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. No accrued interest income was reversed for the three months ended September 30, 2026. Customers recorded a reversal of $0.6 million in accrued interest income for the nine months ended September 30, 2026. Customers recorded a reversal of $0.7 million and $4.8 million in accrued interest income for the three and nine months ended September 30, 2025, respectively.
At September 30, 2026 and December 31, 2025, Customers Bank had pledged AFS investment securities aggregating $3.0 billion and $1.4 billion in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparty does not have the ability to sell or repledge these securities.

Investment securities held to maturity
The amortized cost, approximate fair value and allowance for credit losses of investment securities held to maturity as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$151,830	$—	$151,830	$—	$(3,239)	$148,591
Agency-guaranteed residential mortgage-backed securities	6,578	—	6,578	—	(1,053)	5,525
Agency-guaranteed commercial mortgage-backed securities	1,624	—	1,624	—	(256)	1,368
Agency-guaranteed residential collateralized mortgage obligations	142,574	—	142,574	—	(19,279)	123,295
Agency-guaranteed commercial collateralized mortgage obligations	195,059	—	195,059	—	(32,789)	162,270
Private label collateralized mortgage obligations	103,635	—	103,635	—	(14,690)	88,945
Total held to maturity debt securities	$601,300	$—	$601,300	$—	$(71,306)	$529,994

	December 31, 2025 (1)
(amounts in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity debt securities:
Asset-backed securities	$258,371	$—	$258,371	$678	$(2,432)	$256,617
Agency-guaranteed residential mortgage-backed securities	6,708	—	6,708	—	(718)	5,990
Agency-guaranteed commercial mortgage-backed securities	1,687	—	1,687	—	(238)	1,449
Agency-guaranteed residential collateralized mortgage obligations	153,662	—	153,662	—	(10,629)	143,033
Agency-guaranteed commercial collateralized mortgage obligations	182,272	—	182,272	—	(22,242)	160,030
Private label collateralized mortgage obligations	126,434	—	126,434	—	(9,955)	116,479
Total held to maturity debt securities	$729,134	$—	$729,134	$678	$(46,214)	$683,598
(1)Accrued interest on HTM debt securities totaled $1.1 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet.

The following table presents HTM debt securities by stated maturity, including debt securities backed by mortgages and other assets with expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, are classified separately with no specific maturity date:

	September 30, 2026
(amounts in thousands)	Amortized Cost	Fair Value
Asset-backed securities	$151,830	$148,591
Agency-guaranteed residential mortgage-backed securities	6,578	5,525
Agency-guaranteed commercial mortgage-backed securities	1,624	1,368
Agency-guaranteed residential collateralized mortgage obligations	142,574	123,295
Agency-guaranteed commercial collateralized mortgage obligations	195,059	162,270
Private label collateralized mortgage obligations	103,635	88,945
Total held to maturity debt securities	$601,300	$529,994
Customers recorded no allowance for credit losses on investment securities classified as held to maturity at September 30, 2026 and December 31, 2025. The U.S. government agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federal government agency that are explicitly or implicitly guaranteed by the U.S. federal government and therefore, assumed to have zero credit losses. The private label collateralized mortgage obligations that are highly rated with sufficient overcollateralization are estimated to have no expected credit losses. Customers recorded no allowance for its investments in the asset-backed securities. Customers considered the seniority of its beneficial interests, which include overcollateralization of these asset-backed securities in the estimate of the ACL at September 30, 2026 and December 31, 2025. The unrealized losses on HTM debt securities with no ACL were primarily due to changes in market interest rates that resulted in a negative impact on the respective securities’ fair value and are expected to be recovered when market prices recover or at maturity.
Credit Quality Indicators
Customers monitors the credit quality of HTM debt securities primarily through credit ratings provided by rating agencies. Investment grade debt securities are rated BBB- or higher by S&P Global Ratings, Baa3 or higher by Moody’s Investors Service or equivalent ratings by other rating agencies, and are generally considered to be of low credit risk. Except for the asset-backed securities, all of the HTM debt securities held by Customers were investment grade or U.S. government agency guaranteed securities that were not rated at September 30, 2026 and December 31, 2025. The asset-backed securities are not rated by rating agencies. Customers monitors the credit quality of these asset-backed securities by evaluating the performance of the sold consumer installment loans against the overcollateralization available for these securities.
The following table presents the amortized cost of HTM debt securities based on their lowest credit rating available:

	September 30, 2026
(amounts in thousands)	AAA	Not Rated	Total
Held to maturity debt securities:
Asset-backed securities	$—	$151,830	$151,830
Agency-guaranteed residential mortgage-backed securities	—	6,578	6,578
Agency-guaranteed commercial mortgage-backed securities	—	1,624	1,624
Agency-guaranteed residential collateralized mortgage obligations	—	142,574	142,574
Agency-guaranteed commercial collateralized mortgage obligations	—	195,059	195,059
Private label collateralized mortgage obligations	103,635	—	103,635
Total held to maturity debt securities	$103,635	$497,665	$601,300
Customers has elected to not estimate an ACL on accrued interest receivable on HTM debt securities, as it already has a policy in place to reverse or write-off accrued interest, through interest income, for debt securities in non-accrual status in a timely manner. At September 30, 2026 and December 31, 2025, there were no HTM debt securities past due under the terms of their agreements or in non-accrual status.
At September 30, 2026 and December 31, 2025, Customers Bank had pledged HTM investment securities aggregating $381.4 million and $406.5 million in fair value, respectively, as collateral primarily for immediately available liquidity from the FRB and the FHLB. The counterparties do not have the ability to sell or repledge these securities.

NOTE 6 – LOANS HELD FOR SALE
The composition of loans held for sale as of September 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	September 30, 2026	December 31, 2025
Residential mortgage loans, at fair value	$3,169	$1,851
Personal installment loans, at lower of cost or fair value	104,626	23,357
Other installment loans, at fair value	1,714	894
Total loans held for sale	$109,509	$26,102
Total loans held for sale included NPLs of $0.2 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.
Refer to NOTE 7 – LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES for additional information on the transfer of other consumer installment loans, at fair value, from loans held for sale to held for investment.
NOTE 7 — LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The following table presents loans and leases receivable as of September 30, 2026 and December 31, 2025:

(amounts in thousands)	September 30, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Corporate banking (1)	$7,856,243	$6,616,992
Geographic and other	1,560,267	1,594,182
Multifamily	2,668,192	2,490,336
Commercial real estate owner occupied	1,221,205	1,135,119
Commercial real estate non-owner occupied	2,066,642	1,738,821
Construction	158,914	162,966
Total commercial loans and leases receivable	15,531,463	13,738,416
Consumer:
Residential real estate	512,410	497,567
Manufactured housing	23,451	27,452
Installment:
Personal	645,794	581,340
Other	209,330	196,565
Total consumer loans receivable	1,390,985	1,302,924
Loans and leases receivable	16,922,448	15,041,340
Loans receivable, mortgage finance, at fair value	1,400,573	1,612,997
Loans receivable, installment, at fair value	78,807	102,077
Allowance for credit losses on loans and leases	(172,125)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$18,229,703	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $333.7 million and $306.5 million at September 30, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(36.4) million and $(30.3) million at September 30, 2026 and December 31, 2025, respectively.

Customers’ total loans and leases receivable includes loans receivable reported at fair value based on an election made to account for these loans at fair value and loans and leases receivable predominately reported at their outstanding unpaid principal balance, net of charge-offs, deferred costs and fees and unamortized premiums and discounts, and evaluated for impairment. The total amount of accrued interest recorded for total loans was $93.1 million and $89.9 million at September 30, 2026 and December 31, 2025, respectively, and is presented in accrued interest receivable in the consolidated balance sheet. At September 30, 2026 and December 31, 2025, there were $46.3 million and $34.2 million of individually evaluated loans that were collateral-dependent, respectively. Substantially all individually evaluated loans are collateral-dependent and consisted primarily of commercial and industrial, commercial real estate, and residential real estate loans. Collateral-dependent commercial and industrial loans were secured by accounts receivable, inventory and equipment; collateral-dependent commercial real estate loans were secured by commercial real estate assets; and residential real estate loans were secured by residential real estate assets.
Loans and leases receivable
The following tables summarize loans and leases receivable by loan and lease type and performance status as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial	$11,551	$15,474	$7,245	$34,270	$9,378,199	$9,412,469
Multifamily	—	—	594	594	2,667,598	2,668,192
Commercial real estate owner occupied	—	26,886	5,550	32,436	1,188,769	1,221,205
Commercial real estate non-owner occupied	6,589	10,000	135	16,724	2,049,918	2,066,642
Construction	—	—	—	—	158,914	158,914
Residential real estate	6,328	4,534	4,395	15,257	497,153	512,410
Manufactured housing	594	129	1,161	1,884	21,567	23,451
Installment	7,303	3,844	4,218	15,365	839,759	855,124
Total	$32,365	$60,867	$23,298	$116,530	$16,801,877	$16,918,407

	December 31, 2025
(amounts in thousands)	30-59 Days past due (1)	60-89 Days past due (1)	90 Days or more past due (2)	Total past due	Loans and leases not past due (3)(4)	Total loans and leases (4)
Commercial and industrial	$9,212	$12,888	$7,359	$29,459	$8,177,047	$8,206,506
Multifamily	17,506	—	2,092	19,598	2,470,738	2,490,336
Commercial real estate owner occupied	3,124	158	3,875	7,157	1,127,962	1,135,119
Commercial real estate non-owner occupied	65	—	168	233	1,738,588	1,738,821
Construction	—	—	—	—	162,966	162,966
Residential real estate	11,259	4,376	5,197	20,832	476,735	497,567
Manufactured housing	533	205	1,466	2,204	25,248	27,452
Installment	8,744	3,519	4,483	16,746	761,159	777,905
Total	$50,443	$21,146	$24,640	$96,229	$14,940,443	$15,036,672
(1)Includes past due loans and leases that are accruing interest because collection is considered probable.
(2)Includes loans amounting to $0.1 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively, that are still accruing interest because collection is considered probable.
(3)Loans and leases where next payment due is less than 30 days from the report date.
(4)Includes PCD loans of $112.5 million and $118.5 million at September 30, 2026 and December 31, 2025, respectively.

Non-accrual Loans and Leases
The following table presents the amortized cost of loans and leases held for investment on non-accrual status:

	September 30, 2026			December 31, 2025
(amounts in thousands)	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans	Non-accrual loans with no related allowance	Non-accrual loans with related allowance	Total non-accrual loans
Commercial and industrial	$13,898	$11,609	$25,507	$8,108	$11,682	$19,790
Multifamily	9,360	—	9,360	2,092	—	2,092
Commercial real estate owner occupied	5,550	—	5,550	3,876	—	3,876
Commercial real estate non-owner occupied	135	—	135	168	—	168
Residential real estate	5,955	223	6,178	9,513	158	9,671
Manufactured housing	—	1,015	1,015	—	1,192	1,192
Installment	—	4,218	4,218	—	4,483	4,483
Total	$34,898	$17,065	$51,963	$23,757	$17,515	$41,272
Interest income recognized on non-accrual loans was insignificant for the three and nine months ended September 30, 2026 and 2025. Accrued interest reversed when the loans went to non-accrual status was insignificant for the three and nine months ended September 30, 2026 and 2025.
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
At September 30, 2026 and December 31, 2025, all of Customers’ mortgage finance loans were current in terms of payment. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.
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
At September 30, 2026, Customers had $1.3 million of consumer installment loans, at fair value, in non-accrual status. As these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures.

Allowance for credit losses on loans and leases
The changes in the ACL on loans and leases by loan and lease type for the three and nine months ended September 30, 2026 and 2025 are presented in the tables below:

(amounts in thousands)	Commercial and industrial	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2026
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106
Charge-offs	(5,645)	(569)	(50)	—	—	—	—	(9,303)	(15,567)
Recoveries	61	820	225	—	—	—	—	1,795	2,901
Provision (benefit) for credit losses on loans and leases	5,216	18,753	(5,950)	(3,346)	(1,170)	498	(751)	7,435	20,685
Ending Balance, September 30, 2026	$39,790	$48,328	$4,451	$10,157	$1,633	$6,749	$2,493	$58,524	$172,125
Nine Months Ended September 30, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(13,593)	(8,079)	(86)	—	—	(22)	—	(28,186)	(49,966)
Recoveries	2,785	820	598	—	—	2	—	5,261	9,466
Provision (benefit) for credit losses on loans and leases	12,915	36,254	(6,492)	(8,771)	(592)	270	(898)	24,283	56,969
Ending Balance, September 30, 2026	$39,790	$48,328	$4,451	$10,157	$1,633	$6,749	$2,493	$58,524	$172,125

(amounts in thousands)	Commercial and industrial	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2025
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Charge-offs	(2,383)	—	(335)	(3,073)	—	(39)	—	(11,670)	(17,500)
Recoveries	203	—	—	—	—	14	—	1,912	2,129
Provision (benefit) for credit losses on loans and leases	313	(891)	(1,188)	2,178	(182)	39	(213)	19,706	19,762
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809
Nine Months Ended September 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (1)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(12,886)	(3,834)	(771)	(3,073)	—	(40)	—	(34,821)	(55,425)
Recoveries	3,604	—	9	—	6	19	—	6,157	9,795
Provision (benefit) for credit losses on loans and leases	13,298	5,296	998	5,452	722	398	(321)	33,821	59,664
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809

(1)    Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the nine months ended September 30, 2025.

At September 30, 2026, the ACL on loans and leases was $172.1 million, an increase of $16.4 million from the December 31, 2025 balance of $155.7 million. The increase in ACL for the three and nine months ended September 30, 2026 was primarily attributable to increase in loan balances and the reserve build within the multifamily loan portfolio, partially offset by slight improvements in the forecast of macroeconomic variables.
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
The following tables present the amortized cost of loans that were modified to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended September 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Personal installment	$—	$705	$1,124	$289	$—	$2,118	0.33%
Total	$—	$705	$1,124	$289	$—	$2,118

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial	$1,625	$—	$—	$—	$1,625	0.02%
Personal installment	1,004	346	686	729	2,765	0.48%
Total	$2,629	$346	$686	$729	$4,390

	Nine Months Ended September 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial	$—	$8,305	$—	$—	$—	$8,305	0.09%
Manufactured housing	—	—	—	—	41	41	0.17%
Personal installment	140	1,709	2,073	1,036	—	4,958	0.77%
Total	$140	$10,014	$2,073	$1,036	$41	$13,304

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Deferral	Debt Forgiveness	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial and industrial	$2,306	$637	$—	$—	$2,943	0.04%
Personal installment	3,547	1,436	1,126	853	6,962	1.22%
Total	$5,853	$2,073	$1,126	$853	$9,905

As of September 30, 2026, there were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified during the three and nine months ended September 30, 2026.
The following tables summarize the impacts of loan modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial	—%	0	0	$—	—%	3	0	$—
Personal installment	—	6	10	191	11.3	5	10	1,007

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Weighted Average				Weighted Average
(dollars in thousands)	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven	Interest Rate Reduction (%)	Term Extension (in months)	Payment Deferral (in months)	Debt Forgiven
Commercial and industrial	—%	13	0	$—	—%	5	6	$—
Manufactured housing	4.3	40	0	—	—	0	0	—
Personal installment	12.3	6	10	1,193	11.4	5	8	1,934
The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 days or more past due. The following tables present an aging analysis of loan modifications made to borrowers experiencing financial difficulty in the twelve months ended September 30, 2026 and 2025:

	September 30, 2026
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial	$—	$—	$—	$13,068	$13,068
Manufactured housing	—	—	—	41	41
Personal installment	368	225	238	5,066	5,897
Total	$368	$225	$238	$18,175	$19,006

	September 30, 2025
(dollars in thousands)	30-59 Days past due	60-89 Days past due	90 Days or more past due	Current	Total
Commercial and industrial	$—	$—	$345	$2,597	$2,942
Manufactured housing	—	—	—	89	89
Personal installment	494	477	251	6,221	7,443
Total	$494	$477	$596	$8,907	$10,474

The loans to borrowers experiencing financial difficulty that were modified during the twelve months ended September 30, 2026 and 2025, respectively, that subsequently defaulted were not material. Customers’ ACL is influenced by loan level characteristics that inform the assessed propensity to default. As such, the provision for credit losses is impacted by changes in such loan level characteristics, such as payment performance. Loans made to borrowers experiencing financial difficulty can be classified as either accrual or non-accrual.
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
The following tables present the credit ratings of loans and leases receivable and current period gross write-offs as of September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases:
Pass	$2,650,224	$1,628,330	$1,044,030	$339,615	$657,149	$269,352	$2,474,952	$234,406	$9,298,058
Special mention	—	1,689	—	—	4,447	43	2,000	14,451	22,630
Substandard	9,303	404	10,500	2,293	8,942	31,223	5,892	23,224	91,781
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,659,527	$1,630,423	$1,054,530	$341,908	$670,538	$300,618	$2,482,844	$272,081	$9,412,469

Commercial and industrial loans and leases charge-offs:
Three Months Ended September 30, 2026	$—	$216	$1,496	$—	$3,750	$183	$—	$—	$5,645
Nine Months Ended September 30, 2026	—	3,832	1,496	332	6,860	1,073	—	—	13,593

Multifamily loans:
Pass	$297,623	$453,748	$283,003	$746	$1,039,868	$405,601	$—	$—	$2,480,589
Special mention	—	—	—	—	63,837	20,375	—	—	84,212
Substandard	—	—	—	—	23,227	80,164	—	—	103,391
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$297,623	$453,748	$283,003	$746	$1,126,932	$506,140	$—	$—	$2,668,192

Multifamily loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$569	$—	$—	$—	$569
Nine Months Ended September 30, 2026	—	—	—	—	569	7,510	—	—	8,079

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial real estate owner occupied loans:
Pass	$215,413	$247,656	$322,573	$25,066	$171,822	$169,533	$128	$1,427	$1,153,618
Special mention	—	—	—	—	—	738	—	—	738
Substandard	4,724	44,501	—	4,853	2,673	10,098	—	—	66,849
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$220,137	$292,157	$322,573	$29,919	$174,495	$180,369	$128	$1,427	$1,221,205

Commercial real estate owner occupied loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$50	$—	$—	$—	$50
Nine Months Ended September 30, 2026	—	—	—	—	86	—	—	—	86

Commercial real estate non-owner occupied loans:
Pass	$530,472	$505,147	$170,609	$13,824	$330,180	$480,576	$200	$2,000	$2,033,008
Special mention	—	—	—	21,971	2,649	2,222	—	—	26,842
Substandard	—	—	—	—	2,114	4,678	—	—	6,792
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$530,472	$505,147	$170,609	$35,795	$334,943	$487,476	$200	$2,000	$2,066,642

Commercial real estate non-owner occupied loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2026	—	—	—	—	—	—	—	—	—

Construction loans:
Pass	$11,413	$113,884	$12,546	$—	$21,071	$—	$—	$—	$158,914
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$11,413	$113,884	$12,546	$—	$21,071	$—	$—	$—	$158,914

Construction loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2026	—	—	—	—	—	—	—	—	—

Total commercial loans and leases receivable	$3,719,172	$2,995,359	$1,843,261	$408,368	$2,327,979	$1,474,603	$2,483,172	$275,508	$15,527,422

Total commercial loans and leases receivable charge-offs:
Three Months Ended September 30, 2026	$—	$216	$1,496	$—	$4,369	$183	$—	$—	$6,264
Nine Months Ended September 30, 2026	—	3,832	1,496	332	7,515	8,583	—	—	21,758

Residential real estate loans:
Performing	$40,372	$46,884	$31,746	$16,525	$146,937	$179,389	$44,410	$—	$506,263
Non-performing	—	—	126	1,002	528	4,491	—	—	6,147
Total residential real estate loans	$40,372	$46,884	$31,872	$17,527	$147,465	$183,880	$44,410	$—	$512,410

Residential real estate loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2026	—	—	—	21	1	—	—	—	22

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$22,218	$—	$—	$22,218
Non-performing	—	—	—	—	—	1,233	—	—	1,233
Total manufactured housing loans	$—	$—	$—	$—	$—	$23,451	$—	$—	$23,451

	Term Loans Amortized Cost Basis by Origination Year as of September 30, 2026
(amounts in thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Manufactured housing loans charge-offs:
Three Months Ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2026	—	—	—	—	—	—	—	—	—

Installment loans:
Performing	$339,764	$172,004	$47,448	$127,758	$85,991	$67,820	$10,216	$—	$851,001
Non-performing	516	868	318	1,514	454	387	66	—	4,123
Total installment loans	$340,280	$172,872	$47,766	$129,272	$86,445	$68,207	$10,282	$—	$855,124

Installment loans charge-offs:
Three Months Ended September 30, 2026	$1,849	$1,669	$921	$2,005	$2,062	$797	$—	$—	$9,303
Nine Months Ended September 30, 2026	3,715	4,800	3,294	6,565	6,939	2,873	—	—	28,186

Total consumer loans receivable	$380,652	$219,756	$79,638	$146,799	$233,910	$275,538	$54,692	$—	$1,390,985

Total consumer loans receivable charge-offs:
Three Months Ended September 30, 2026	$1,849	$1,669	$921	$2,005	$2,062	$797	$—	$—	$9,303
Nine Months Ended September 30, 2026	3,715	4,800	3,294	6,586	6,940	2,873	—	—	28,208

Loans and leases receivable	$4,099,824	$3,215,115	$1,922,899	$555,167	$2,561,889	$1,750,141	$2,537,864	$275,508	$16,918,407

Loans and leases receivable charge-offs:
Three Months Ended September 30, 2026	$1,849	$1,885	$2,417	$2,005	$6,431	$980	$—	$—	$15,567
Nine Months Ended September 30, 2026	$3,715	$8,632	$4,790	$6,918	$14,455	$11,456	$—	$—	$49,966

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial and industrial loans and leases:
Pass	$2,609,580	$1,280,152	$609,744	$839,184	$233,753	$129,958	$2,131,707	$167,916	$8,001,994
Special mention	7,511	4,778	—	37,976	3,633	—	9,658	7,150	70,706
Substandard	—	10,267	1,116	18,927	15,226	84,462	797	3,011	133,806
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans and leases	$2,617,091	$1,295,197	$610,860	$896,087	$252,612	$214,420	$2,142,162	$178,077	$8,206,506

Commercial and industrial loans and leases charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$881	$10,880	$600	$1,307	$—	$—	$14,732

Multifamily loans:
Pass	$467,366	$233,998	$775	$1,148,681	$242,865	$290,416	$—	$—	$2,384,101
Special mention	—	—	—	14,556	20,471	16,920	—	—	51,947
Substandard	—	—	—	7,182	16,974	30,132	—	—	54,288
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily loans	$467,366	$233,998	$775	$1,170,419	$280,310	$337,468	$—	$—	$2,490,336

Multifamily loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$8,446	$—	$—	$8,446

Commercial real estate owner occupied loans:
Pass	$217,893	$335,437	$52,517	$195,951	$161,739	$124,346	$7,604	$32	$1,095,519
Special mention	17,785	—	—	10,676	1,214	43	—	—	29,718
Substandard	—	—	2,928	170	—	6,784	—	—	9,882
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate owner occupied loans	$235,678	$335,437	$55,445	$206,797	$162,953	$131,173	$7,604	$32	$1,135,119

Commercial real estate owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$15	$417	$361	$393	$—	$—	$1,186

Commercial real estate non-owner occupied loans:
Pass	$524,297	$163,771	$14,136	$354,528	$86,017	$525,878	$3,300	$—	$1,671,927
Special mention	—	—	24,048	28,407	6,010	5,626	—	—	64,091
Substandard	—	—	—	1,754	—	1,049	—	—	2,803
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate non-owner occupied loans	$524,297	$163,771	$38,184	$384,689	$92,027	$532,553	$3,300	$—	$1,738,821

Commercial real estate non-owner occupied loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$3,073	$—	$—	$3,073

Construction loans:
Pass	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction loans	$36,844	$55,389	$49,156	$21,577	$—	$—	$—	$—	$162,966

Construction loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial loans and leases receivable	$3,881,276	$2,083,792	$754,420	$2,679,569	$787,902	$1,215,614	$2,153,066	$178,109	$13,733,748

	Term Loans Amortized Cost Basis by Origination Year as of December 31, 2025
(amounts in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Total commercial loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$—	$1,064	$896	$11,297	$961	$13,219	$—	$—	$27,437

Residential real estate loans:
Performing	$49,521	$32,347	$18,124	$152,771	$114,934	$75,589	$44,794	$—	$488,080
Non-performing	—	133	962	1,225	1,040	4,990	1,137	—	9,487
Total residential real estate loans	$49,521	$32,480	$19,086	$153,996	$115,974	$80,579	$45,931	$—	$497,567

Residential real estate loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$53	$—	$—	$3	$—	$—	$56

Manufactured housing loans:
Performing	$—	$—	$—	$—	$—	$25,845	$—	$—	$25,845
Non-performing	—	—	—	—	—	1,607	—	—	1,607
Total manufactured housing loans	$—	$—	$—	$—	$—	$27,452	$—	$—	$27,452

Manufactured housing loans charge-offs:
For the Year Ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

Installment loans:
Performing	$245,697	$76,563	$178,863	$159,650	$40,057	$32,671	$39,981	$1	$773,483
Non-performing	364	467	1,532	1,610	258	61	130	—	4,422
Total installment loans	$246,061	$77,030	$180,395	$161,260	$40,315	$32,732	$40,111	$1	$777,905

Installment loans charge-offs:
For the Year Ended December 31, 2025	$2,621	$4,713	$12,790	$15,413	$6,457	$2,809	$—	$—	$44,803

Total consumer loans receivable	$295,582	$109,510	$199,481	$315,256	$156,289	$140,763	$86,042	$1	$1,302,924

Total consumer loans receivable charge-offs:
For the Year Ended December 31, 2025	2,621	4,713	12,843	15,413	6,457	2,812	—	—	44,859

Loans and leases receivable	$4,176,858	$2,193,302	$953,901	$2,994,825	$944,191	$1,356,377	$2,239,108	$178,110	$15,036,672

Loans and leases receivable charge-offs:
For the Year Ended December 31, 2025	$2,621	$5,777	$13,739	$26,710	$7,418	$16,031	$—	$—	$72,296

Loan Purchases and Sales
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Purchases (1)
Commercial and industrial:
Geographic and other	$15,000	$888	$15,000	$54,743
Construction	—	—	—	10,080
Personal installment (2)	140,494	151,998	310,272	297,639
Other installment (2)	32,847	—	63,115	—
Total	$188,341	$152,886	$388,387	$362,462
Sales (3)
Commercial and industrial:
Corporate banking	$—	$—	$1,039	$—
Geographic and other (4)	28,023	—	66,337	—
Multifamily	12,197	—	12,197	8,000
Commercial real estate owner occupied (4)	26,157	—	31,363	—
Personal installment	—	—	—	281
Other installment	23,282	—	23,282	—
Total	$89,659	$—	$134,218	$8,281
(1)Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.1% and 98.7% of the loans’ unpaid principal balance for the three months ended September 30, 2026 and 2025, respectively. The purchase price was 99.4% and 92.0% of the loans’ unpaid principal balance for the nine months ended September 30, 2026 and 2025, respectively.
(2)Installment loan purchases for the three and nine months ended September 30, 2026 and 2025 consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.0 million and $3.1 million for the three and nine months ended September 30, 2026, respectively. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three and nine months ended September 30, 2025.
(4)Primarily sales of SBA loans.

Loans Pledged as Collateral
Customers has pledged eligible commercial and residential real estate, multifamily, commercial and industrial and consumer installment loans as collateral for borrowings outstanding or available immediately from the FHLB and FRB in the amount of $10.7 billion and $9.4 billion at September 30, 2026 and December 31, 2025, respectively.
NOTE 8 — LEASES
Lessee
Customers has operating leases for its branches, certain LPOs, and administrative offices, with remaining lease terms ranging between eight months and nine years. These operating leases comprise substantially all of Customers’ obligations in which Customers is the lessee. These lease agreements typically consist of initial lease terms ranging between one and ten years, with options to renew the leases or extend the term up to ten years at Customers’ sole discretion. Some operating leases include variable lease payments that are based on an index or rate, such as the CPI. Variable lease payments are not included in the liability or ROU asset and are recognized in the period in which the obligation for those payments are incurred. Customers’ operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, Customers does not have any commitments that would meet the definition of a finance lease.
As most of Customers’ operating leases do not provide an implicit rate, Customers utilized its incremental borrowing rate when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(amounts in thousands)	Classification	September 30, 2026	December 31, 2025
ASSETS
Operating lease ROU assets	Other assets	$30,799	$34,347
LIABILITIES
Operating lease liabilities	Other liabilities	$37,723	$41,719
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2026	2025	2026	2025
Operating lease cost (1)	Occupancy expenses	$1,772	$1,787	$5,371	$5,612
(1) There were no variable lease costs for the three and nine months ended September 30, 2026 and 2025, and sublease income for operating leases was immaterial.
Maturities of non-cancelable operating lease liabilities were as follows at September 30, 2026:

(amounts in thousands)	September 30, 2026
2026	$1,923
2027	7,827
2028	7,526
2029	6,590
2030	4,980
Thereafter	14,643
Total minimum payments	43,489
Less: interest	5,766
Present value of lease liabilities	$37,723
Customers does not have leases where it is involved with the construction or design of an underlying asset. Cash paid pursuant to the operating lease liabilities was $1.9 million and $5.8 million for the three and nine months ended September 30, 2026, respectively. Cash paid pursuant to the operating lease liabilities was $1.4 million and $4.4 million for the three and nine months ended September 30, 2025, respectively. These payments were reported as cash flows used in operating activities in the statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for Customers’ operating leases at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	6.8 years	7.4 years

Weighted average discount rate
Operating leases	4.21%	4.20%
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

Direct finance and sales-type equipment leases, are included in corporate banking loans and leases within commercial and industrial loans and leases receivable and are recorded at the discounted amounts of lease payments receivable and the estimated residual value of the leased assets. Interest income on direct finance and sales-type leases is recognized over the term of the leases using the effective interest method. Any difference between the lower of the fair value of the underlying leased asset or the sum of the lease receivables and the carrying amount of the underlying leased asset would result to a gain or loss at the lease commencement date. Customers’ direct finance and sales-type lease activity primarily relates to leasing of new equipment.
Customers’ commercial equipment financing group has executed leases of commercial clean vehicles that qualified for investment tax credits in 2024. Customers accounted for these leases as sales-type leases and were included in loans and leases receivable on the balance sheet. Customers did not enter into sales-type leases of commercial clean vehicles that qualified for investment tax credits during the three and nine months ended September 30, 2026 and 2025.
Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $18.1 million and $16.1 million for the three months ended September 30, 2026 and 2025, respectively. Customers’ commercial equipment financing group had total interest income, including from direct financing and sales-type leases of $53.9 million and $46.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2026 and December 31, 2025:

(amounts in thousands)	Classification	September 30, 2026	December 31, 2025
ASSETS
Direct financing and sales-type leases
Lease receivables	Loans and leases receivable	$332,977	$301,753
Guaranteed residual assets	Loans and leases receivable	29,561	26,859
Unguaranteed residual assets	Loans and leases receivable	10,492	11,788
Deferred initial direct costs	Loans and leases receivable	1,919	1,717
Unearned income	Loans and leases receivable	(41,251)	(35,575)
Net investment in direct financing and sales-type leases		$333,698	$306,542

Operating leases
Investment in operating leases	Other assets	$443,711	$407,987
Accumulated depreciation	Other assets	(132,778)	(105,706)
Deferred initial direct costs	Other assets	929	1,094
Net investment in operating leases		311,862	303,375
Total lease assets		$645,560	$609,917

Maturities of operating and direct financing and sales-type lease receivables were as follows at September 30, 2026:

(amounts in thousands)	Operating leases	Direct financing and sales-type leases
2026	$15,308	$31,933
2027	58,561	86,462
2028	48,713	70,076
2029	36,668	56,481
2030	23,349	38,558
Thereafter	17,578	49,467
Total minimum payments	$200,177	332,977
Less: interest		41,251
Present value of lease receivables		$291,726
NOTE 9 – DEPOSITS
The components of deposits at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
(amounts in thousands)
Demand, non-interest bearing	$7,209,138	$6,303,748
Demand, interest bearing	5,104,467	5,049,151
Savings, including money market deposit accounts	6,594,183	6,129,837
Time	3,656,045	3,295,968
Total deposits	$22,563,833	$20,778,704
The scheduled maturities for time deposits at September 30, 2026 were as follows:

(amounts in thousands)	September 30, 2026
2026	$428,634
2027	1,362,529
2028	766,317
2029	489,043
2030	245,195
Thereafter	364,327
Total time deposits	$3,656,045
Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion at September 30, 2026 and December 31, 2025.
Demand deposit overdrafts reclassified as loans were $1.2 million at September 30, 2026 and December 31, 2025.
At September 30, 2026 and December 31, 2025, the Bank had $1.9 billion and $1.8 billion in deposits, respectively, to which it had pledged $2.0 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.

NOTE 10 - BORROWINGS
Short-term debt
Short-term debt at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$250,000	4.16%	$—	—%
Total short-term debt	$250,000		$—
The following is a summary of additional information relating to Customers’ short-term debt:

(dollars in thousands)	September 30, 2026 (1)	December 31, 2025 (2)
FHLB advances
Maximum outstanding at any month end	$250,000	$200,000
Average balance during the period	15,971	61,781
Weighted-average interest rate during the period	4.16%	4.55%
Federal funds purchased
Maximum outstanding at any month end	$145,000	$—
Average balance during the period	4,535	—
Weighted-average interest rate during the period	3.78%	—%
(1)    For the nine months ended September 30, 2026.
(2)    For the year ended December 31, 2025.
At September 30, 2026 and December 31, 2025, Customers Bank had aggregate availability under federal funds lines totaling $155.0 million and $1.6 billion, respectively.
Long-term debt
FHLB and FRB advances
Long-term FHLB and FRB advances at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,887,182	(2)	4.24%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$1,887,182				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $450.0 million with maturities ranging from June 2027 to March 2028, and variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from October 2029 to September 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at September 30, 2026.
(2)    Includes $(2.8) million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2026 and December 31, 2025, respectively. Refer to NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.

Maturities of long-term FHLB advances were as follows at September 30, 2026:

	September 30, 2026
(dollars in thousands)	Amount (1)	Rate (2)
2026	$—	—%
2027	350,000	3.55%
2028	100,000	4.19%
2029	180,000	4.36%
2030	720,000	4.40%
Thereafter	540,000	4.43%
Total long-term FHLB advances	$1,890,000
(1)    Amounts reported in the above table include variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from October 2029 to September 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option.
(2)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	September 30, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$6,128,629	$4,639,436
Total maximum borrowing capacity with the FRB	5,807,565	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	14,046,009	11,200,653
Senior and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	September 30, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,313	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,313	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,602	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,265	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,867	$281,147
(1)The senior notes had an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes bear an annual interest rate equal to a benchmark rate, which is the three-month term SOFR, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
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
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. Customers Bancorp purchased 492,178 shares of its common stock for $38.3 million under the 2026 Share Repurchase Program during the three months ended September 30, 2026. Customers Bancorp purchased 1,206,650 shares of its common stock for $87.7 million under the 2026 Share Repurchase Program during the nine months ended September 30, 2026.
Preferred Stock
As of September 30, 2026 and December 31, 2025, Customers Bancorp had no series of preferred stock outstanding. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. There were no preferred stock dividends for the three and nine months ended September 30, 2026. Preferred stock dividends were $2.0 million and $8.6 million for the three and nine months ended September 30, 2025.

NOTE 12 — SHARE-BASED COMPENSATION
Customers’ 2019 Plan is administered by the Leadership Development and Compensation Committee of the Board of Directors. At September 30, 2026 and December 31, 2025, the aggregate number of shares of common stock available for grant under the 2019 Plan was 635,102 and 283,983 shares, respectively.
Share-based compensation expense relating to stock options and restricted stock units is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and employee benefits expense. Total share-based compensation expense for the team members’ incentives for the three months ended September 30, 2026 and 2025 was $5.1 million and $4.0 million, respectively. Total share-based compensation expense for the team members’ incentives for the nine months ended September 30, 2026 and 2025 was $15.6 million and $12.1 million, respectively. At September 30, 2026, there was $41.4 million of unrecognized compensation cost related to all non-vested share-based compensation awards. This cost is expected to be recognized through 2031.

Restricted Stock Units
The fair value of restricted stock units granted under the 2019 Plan is determined based on the closing market price of Customers’ common stock on the date of grant, except for the performance based restricted stock units with market conditions. There were 9,424 and 263,381 restricted stock units granted under the 2019 Plan during the three months ended September 30, 2026 and 2025, respectively. There were 420,947 and 601,879 restricted stock units granted under 2019 Plan during the nine months ended September 30, 2026 and 2025, respectively. The grants are mostly subject to either a three-year waterfall vesting (with one third of the amount vesting annually) or a three-year cliff vesting, with 84,073 and 41,823 of those units for the nine months ended September 30, 2026 and 2025, respectively, also subject to the performance metrics, including total shareholder return, return on average common equity, and average NPAs to total assets over a three-year period relative to the performance of its peer group. The performance conditions are considered probable.

In addition, in 2025, an incentive award of 225,000 performance-based restricted stock units were granted, subject to certain performance conditions under the Company’s 2019 Stock Incentive Plan in connection with an executive appointment. These restricted stock units vest if the executive is employed by the Company as of January 1, 2031 and, at any time during a five-year period commencing on January 1, 2026, the average closing price of the Company’s common stock is, for 20 consecutive trading days, equal to or greater than $125.00. Incentive awards of 30,838 performance-based restricted stock units that are subject to the same vesting requirements as those described above were granted to other executives in 2026.
The tables below present the status of the restricted stock units at September 30, 2026 and 2025, and changes during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at July 1,	1,010,153	$55.61	835,943	$41.52
Granted	9,424	78.23	263,381	49.22
Vested	(13,015)	42.09	(13,244)	37.59
Forfeited	(17,854)	56.93	(24,448)	42.03
Outstanding and unvested at September 30,	988,708	55.81	1,061,632	43.47

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Restricted Stock Units	Weighted- Average Grant- Date Fair Value	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Outstanding and unvested at December 31,	1,028,926	$42.63	1,110,122	$32.61
Granted	420,947	65.33	601,879	49.27
Vested	(413,362)	35.07	(584,193)	28.52
Forfeited	(47,803)	56.71	(66,176)	44.03
Outstanding and unvested at September 30,	988,708	55.81	1,061,632	43.47
As a part of Customers’ annual equity compensation program, including the long-term incentive program, the Leadership Development and Compensation Committee of the Board of Directors approved granting of an aggregate of 71,007 restricted stock units, and 15,043 restricted stock units and 23,647 performance based restricted stock units under the long-term incentive program to certain executives (collectively, the “Contingent Grants”), subject to approval of an increase in the number of shares authorized for issuance under the 2019 Plan by the Customers Bancorp shareholders at the annual shareholders’ meeting. The amendments to the 2019 Plan were approved by the shareholders at the annual shareholders’ meeting on May 26, 2026, and the Contingent Grants are included in the table above for the nine months ended September 30, 2026.

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
As of September 30, 2026 and December 31, 2025, the following off-balance sheet commitments, financial instruments and other arrangements were outstanding:

(amounts in thousands)	September 30, 2026	December 31, 2025
Commitments to fund loans and leases	$205,363	$190,268
Unfunded commitments to fund mortgage finance loans	1,680,729	1,379,938
Unfunded commitments under lines of credit and credit cards	4,734,780	3,912,704
Letters of credit	49,964	43,345
Other unused and unfunded commitments	28,060	37,308
Allowance For Credit Losses on Lending-Related Commitments
ACL on lending related commitments is a liability account, calculated in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), representing expected credit losses over the contractual period for which Customers is exposed to credit risk resulting from a contractual obligation to extend credit. Customers recognized a benefit to provision for credit losses of $7.2 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, resulting in an ACL of $2.8 million as of September 30, 2026. Customers recognized a benefit to provision for credit losses of $0.8 million and a provision of $2.0 million for the three and nine months ended September 30, 2025, respectively, resulting in an ACL of $6.9 million as of September 30, 2025. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025. The ACL on lending-related commitments is recorded in accrued interest payable and other liabilities in the consolidated balance sheet and the credit loss expense or benefit is recorded as a provision (benefit) for credit losses within other non-interest expense in the consolidated statement of income.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2026 and December 31, 2025, the Bank and the Bancorp satisfied all capital requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1 and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios as set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,304,659	12.623%	$821,624	4.500%	N/A	N/A	$1,278,081	7.000%
Customers Bank	$2,443,440	13.403%	$820,353	4.500%	$1,184,954	6.500%	$1,276,104	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,304,659	12.623%	$1,095,498	6.000%	N/A	N/A	$1,551,956	8.500%
Customers Bank	$2,443,440	13.403%	$1,093,804	6.000%	$1,458,405	8.000%	$1,549,555	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,646,910	14.497%	$1,460,664	8.000%	N/A	N/A	$1,917,122	10.500%
Customers Bank	$2,613,824	14.338%	$1,458,405	8.000%	$1,823,006	10.000%	$1,914,157	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,304,659	8.578%	$1,074,720	4.000%	N/A	N/A	$1,074,720	4.000%
Customers Bank	$2,443,440	9.103%	$1,073,747	4.000%	$1,342,184	5.000%	$1,073,747	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
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
NOTE 15 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Customers uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Customers, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. For fair value disclosure purposes, Customers utilizes certain fair value measurement criteria under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as explained below.

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
The following methods and assumptions were used to estimate the fair values of Customers’ financial instruments as of September 30, 2026 and December 31, 2025:
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

The estimated fair values of Customers’ financial instruments at September 30, 2026 and December 31, 2025 were as follows:

			Fair Value Measurements at September 30, 2026
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,624,965	$3,624,965	$3,624,965	$—	$—
Debt securities, available for sale	3,541,549	3,541,549	—	3,289,536	252,013
Debt securities, held to maturity	601,300	529,994	—	381,403	148,591
Loans held for sale	109,509	109,509	—	3,169	106,340
Total loans and leases receivable, net of allowance for credit losses on loans and leases	18,229,703	17,954,220	—	1,400,573	16,553,647
FHLB, Federal Reserve Bank, and other restricted stock	146,161	146,161	—	146,161	—
Derivatives	19,194	19,194	—	19,131	63
Liabilities:
Deposits	$22,563,833	$22,539,851	$18,907,788	$3,632,063	$—
FHLB advances	2,137,182	2,137,731	—	2,137,731	—
Other borrowings	99,313	98,291	—	98,291	—
Subordinated debt	171,867	161,200	—	161,200	—
Derivatives	24,687	24,687	—	24,687	—

			Fair Value Measurements at December 31, 2025
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,411,463	$4,411,463	$4,411,463	$—	$—
Debt securities, available for sale	1,906,535	1,906,535	—	1,668,722	237,813
Debt securities, held to maturity	729,134	683,598	—	426,981	256,617
Loans held for sale	26,102	26,102	—	1,851	24,251
Total loans and leases receivable, net of allowance for credit losses on loans and leases	16,600,758	16,307,551	—	1,612,997	14,694,554
FHLB, Federal Reserve Bank, and other restricted stock	110,411	110,411	—	110,411	—
Derivatives	11,369	11,369	—	11,325	44
Liabilities:
Deposits	$20,778,704	$20,806,081	$17,482,736	$3,323,345	$—
FHLB advances	1,325,068	1,327,565	—	1,327,565	—
Other borrowings	99,208	93,834	—	93,834	—
Subordinated debt	281,147	277,105	—	277,105	—
Derivatives	15,799	15,799	—	15,799	—

For financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$252,013	$252,013
Agency-guaranteed residential mortgage-backed securities	—	1,060,266	—	1,060,266
Agency-guaranteed residential collateralized mortgage obligations	—	1,494,728	—	1,494,728
Agency-guaranteed commercial collateralized mortgage obligations	—	110,605	—	110,605
Corporate notes	—	292,338	—	292,338
Private label collateralized mortgage obligations	—	331,599	—	331,599
Derivatives	—	19,131	63	19,194
Loans held for sale – fair value option	—	3,169	1,714	4,883
Loans receivable, mortgage finance – fair value option	—	1,400,573	—	1,400,573
Loans receivable, installment – fair value option	—	—	78,807	78,807
Total assets – recurring fair value measurements	$—	$4,712,409	$332,597	$5,045,006
Liabilities
Derivatives	$—	$24,687	$—	$24,687
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$26,176	$26,176
Other real estate owned	—	—	12,568	12,568
Total assets – nonrecurring fair value measurements	$—	$—	$38,744	$38,744

	December 31, 2025
	Fair Value Measurements at the End of the Reporting Period Using
(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured at Fair Value on a Recurring Basis:
Assets
Available for sale debt securities:
Asset-backed securities	$—	$—	$237,813	$237,813
Agency-guaranteed residential mortgage–backed securities	—	413,761	—	413,761
Agency-guaranteed residential collateralized mortgage obligations	—	493,507	—	493,507
Agency-guaranteed commercial collateralized mortgage obligations	—	115,576	—	115,576
Corporate notes	—	285,858	—	285,858
Private label collateralized mortgage obligations	—	360,020	—	360,020
Derivatives	—	11,325	44	11,369
Loans held for sale – fair value option	—	1,851	894	2,745
Loans receivable, mortgage finance – fair value option	—	1,612,997	—	1,612,997
Loans receivable, installment – fair value option	—	—	102,077	102,077
Total assets – recurring fair value measurements	$—	$3,294,895	$340,828	$3,635,723
Liabilities
Derivatives	$—	$15,799	$—	$15,799
Measured at Fair Value on a Nonrecurring Basis:
Assets
Collateral-dependent loans	$—	$—	$20,668	$20,668
Other real estate owned	—	—	12,432	12,432
Total assets – nonrecurring fair value measurements	$—	$—	$33,100	$33,100

The changes in asset-backed securities (Level 3 assets) measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025 are summarized in the tables below:

	Asset-backed securities
(amounts in thousands)	Three Months Ended September 30,
	2026	2025
Balance at July 1	$301,492	$228,698
Purchases	—	85,776
Principal payments and premium amortization	(48,686)	(34,242)
Increase in allowance for credit losses	—	(19)
Decrease in allowance for credit losses	—	407
Change in fair value recognized in OCI	(793)	1,219
Balance at September 30	$252,013	$281,839

	Asset-backed securities
(amounts in thousands)	Nine Months Ended September 30,
	2026	2025
Balance at January 1	$237,813	$13,236
Purchases	137,509	322,032
Principal payments and premium amortization	(125,148)	(55,241)
Increase in allowance for credit losses	—	(485)
Decrease in allowance for credit losses	586	651
Change in fair value recognized in OCI	1,253	1,646
Balance at September 30	$252,013	$281,839

The changes in other installment loans (Level 3 assets) classified as held for sale and held for investment, and measured at fair value on a recurring basis, based on an election made to account for the loans at fair value for the three and nine months ended September 30, 2026 and 2025 are summarized in the tables below:

	Other Installment Loans
(amounts in thousands)	Three Months Ended September 30,
	2026	2025
Balance at July 1	$87,808	$123,455
Originations	23,842	998
Sales	(24,935)	(856)
Principal payments	(6,568)	(11,949)
Change in fair value recognized in earnings	374	228
Balance at September 30	$80,521	$111,876

	Other Installment Loans
(amounts in thousands)	Nine Months Ended September 30,
	2026	2025
Balance at January 1	$102,971	$162,055
Originations	38,829	196,956
Sales	(37,733)	(176,777)
Principal payments	(23,629)	(72,636)
Change in fair value recognized in earnings	83	2,278
Balance at September 30	$80,521	$111,876

There were no transfers between levels during the three and nine months ended September 30, 2026 and 2025.

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2026 and December 31, 2025 on a recurring and nonrecurring basis for which Customers utilized Level 3 inputs to measure fair value. The unobservable Level 3 inputs noted below contain a level of uncertainty that may differ from what is realized in an immediate settlement of the assets. Therefore, Customers may realize a value higher or lower than the current estimated fair value of the assets.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2026
Asset-backed securities	$252,013	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	7% - 8% (8%) 5% - 8% (5%) 19% - 25% (19%)
Other real estate owned	12,568	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2025
Asset-backed securities	$237,813	Discounted cash flow	Discount rate Annualized loss rate Constant prepayment rate	8% - 9% (8%) 3% - 13% (4%) 17% - 20% (19%)
Other real estate owned	12,432	Collateral appraisal (1)	Liquidation expenses (2)	6% - 7% (6%)
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

Cash Flow Hedges of Interest-Rate Risk
Customers’ objectives in using interest-rate derivatives include managing exposure to interest rate movements. To accomplish this objective, Customers primarily uses interest rate swaps as part of its interest rate risk management strategy. In the past, such derivatives were used to hedge the variable cash flows associated with the forecasted issuances of debt and a certain variable-rate deposit relationship. Customers also uses such derivatives to hedge the variable cash flows associated with certain variable-rate commercial and industrial loans. Interest rate swaps designated as cash flow hedges of forecasted issuance of debt and variable-rate deposit relationship involve the receipt of variable amounts from a counterparty in exchange for Customers making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate swaps designated as cash flow hedges of loans receivable involve the receipt of fixed amounts from a counterparty in exchange for Customers making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in AOCI and subsequently reclassified into earnings in the period that the hedged item affects earnings. At September 30, 2026, Customers had four outstanding interest rate derivatives with notional amounts totaling $1.1 billion designated as cash flow hedges of interest-rate risk associated with variable-rate commercial and industrial loans. The outstanding cash flow hedges expire between July 2027 and January 2031. Customers did not enter into interest rate derivatives that were designated as cash flow hedges of certain commercial and industrial loans during the three months ended September 30, 2026. During the nine months ended September 30, 2026, Customers entered into two interest rate derivatives with notional amounts totaling $300.0 million that were designated as cash flow hedges of certain commercial and industrial loans. Customers entered into two interest rate derivatives with notional amounts totaling $800.0 million that were designated as cash flow hedges of variable-rate commercial and industrial loans during the three and nine months ended September 30, 2025. At December 31, 2025, Customers had two outstanding interest rate derivatives with notional amounts totaling $800.0 million designated as cash flow hedges of variable-rate commercial and industrial loans.
Customers discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on Customers’ variable-rate commercial and industrial loans. During the next twelve months, Customers estimates that $9.3 million will be reclassified from AOCI as a decrease to interest income. Customers is hedging its exposure to the variability in future cash flows for forecasted transactions (interest payments on commercial and industrial loans) over a maximum period of five years.
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
At September 30, 2026, Customers had 54 outstanding interest rate derivatives with notional amounts totaling $2.2 billion that were designated as fair value hedges of certain deposits and FHLB advances. During the three months ended September 30, 2026, Customers entered into eleven interest rate derivatives with notional amounts totaling $240.7 million that were designated as fair value hedges of certain deposits, and terminated two interest rate derivatives with notional amounts totaling $200.0 million that were designated as fair value hedges of certain FHLB advances. During the nine months ended September 30, 2026, Customers entered into 18 interest rate derivatives with notional amounts totaling $484.7 million that were designated as fair value hedges of certain deposits, and terminated two interest rate derivatives with notional amounts totaling $200.0 million that were designated as fair value hedges of certain FHLB advances. Customers did not enter into any interest rate derivatives during the three months ended September 30, 2025. During the nine months ended September 30, 2025, Customers entered into three interest rate derivatives with notional amounts totaling $320.2 million that were designated as fair value hedges of certain deposits. At December 31, 2025, Customers had 44 outstanding interest rate derivatives with notional amounts totaling $2.4 billion that were designated as fair value hedges of certain deposits and FHLB advances.

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

	Amortized Cost		Cumulative Amount of Fair Value Hedging Adjustment to Hedged Items
(amounts in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Deposits	$1,756,833	$1,697,282	$(31,204)	$20,232
FHLB advances	450,000	750,000	(2,818)	5,068
Derivatives Not Designated as Hedging Instruments
Customers executes interest rate swaps (typically the loan customers will swap a floating-rate loan for a fixed-rate loan), caps and collars with commercial banking customers to facilitate their respective risk management strategies. The customer interest rate swaps, caps and collars are simultaneously offset by interest rate swaps, caps and collars that Customers executes with a third party in order to minimize interest-rate risk exposure resulting from such transactions. As the interest rate swaps, caps and collars associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps, caps and collars and the offsetting third-party market swaps, caps and collars are recognized directly in earnings. At September 30, 2026, Customers had 114 interest rate swaps with an aggregate notional amount of $1.5 billion and 14 interest rate caps and collars with an aggregated notional amount of $580.8 million related to this program. At December 31, 2025, Customers had 118 interest rate swaps with an aggregate notional amount of $1.1 billion and ten interest rate caps and collars with an aggregate notional amount of $432.2 million related to this program.
Fair Value of Derivative Instruments on the Balance Sheet
The following tables present the fair value of Customers’ derivative financial instruments as well as their presentation on the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$19,131	Other liabilities	$24,671

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars (1)	Other assets	$11,325	Other liabilities	$15,700
(1)    Customers’ centrally cleared derivatives are legally settled through variation margin payments and these payments are reflected as a reduction of the related derivative asset or liability, including accrued interest, on the consolidated balance sheet.

Effect of Derivative Instruments on Net Income
The following table presents amounts included in the consolidated statements of income related to derivatives designated as fair value hedges and derivatives not designated as hedges for the three and nine months ended September 30, 2026 and 2025:

		Amount of Income (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Income Statement Location	2026	2025	2026	2025
Derivatives designated as fair value hedges:
Recognized on interest rate swaps	Net interest income	$1,014	$(2,245)	$3,804	$(6,535)
Recognized on hedged deposits	Net interest income	(792)	1,452	(2,924)	4,188
Recognized on hedged FHLB advances	Net interest income	(103)	944	(468)	2,834
Total		$119	$151	$412	$487
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	Other non-interest income	$1,520	$340	$2,139	$(2,011)
Effect of Derivative Instruments on Comprehensive Income
The following tables present the effect of Customers’ derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(amounts in thousands)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(8,805)	$1,681	Interest income	$(525)	$(1,412)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(19,468)	$1,681	Interest income	$(1,378)	$(1,412)
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
Agreements with major derivative dealer counterparties contain provisions whereby default on any of Customers’ indebtedness would be considered a default on its derivative obligations. Customers also has entered into agreements that contain provisions under which the counterparty could require Customers to settle its obligations if Customers fails to maintain its status as a well/adequately capitalized institution. Under these agreements, Customers had derivative assets of $19.1 million and derivative liabilities of $0.1 million, resulting in a net asset position of $19.0 million at September 30, 2026. In addition, Customers, which has collateral posting thresholds with certain of these counterparties, had received $18.5 million of cash collateral at September 30, 2026. Customers records cash posted or received as collateral with these counterparties, except with a central clearing entity, as a reduction or an increase in the outstanding balance of cash and cash equivalents and an increase in the balance of other assets or other liabilities.

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

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
September 30, 2026
Interest rate derivative assets with institutional counterparties	$19,076	$(62)	$(18,491)	$523

Interest rate derivative liabilities with institutional counterparties	$62	$(62)	$—	$—

	Gross Amounts Recognized on the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(amounts in thousands)		Financial Instruments	Cash Collateral Received/Posted
December 31, 2025
Interest rate derivative assets with institutional counterparties	$6,294	$(5,219)	$(1,075)	$—

Interest rate derivative liabilities with institutional counterparties	$5,219	$(5,219)	$—	$—
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
Demand Letter
On or about June 17, 2025, the Company’s Board of Directors received a letter demanding it investigate and pursue causes of action, purportedly on behalf of the Company, against certain current and former directors and/or officers of the Company based on alleged deficiencies in the Company’s disclosures concerning anti-money laundering and bank secrecy compliance (the “Demand Letter”). In response to the Demand Letter, on July 23, 2025, the Board approved the formation of a Special Litigation Committee comprised entirely of independent directors to investigate the allegations raised. The investigation has been completed and the Special Litigation Committee concluded that no further investigation or action is warranted. The Company intends to defend against any further action related to the Demand Letter.
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
The following table presents Customers’ reported segment revenues, profit or loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

Segment profit or loss
	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Total interest income	$370,757	$361,479	$1,051,726	$1,004,389
Total interest expense	162,679	159,567	458,931	458,328
Net interest income	208,078	201,912	592,795	546,061
Provision for credit losses	25,434	26,543	71,873	75,621
Net interest income after provision for credit losses	182,644	175,369	520,922	470,440
Total non-interest income (1)	31,366	30,191	99,725	35,307
Non-interest expense:
Salaries and employee benefits	56,269	48,723	163,600	137,245
Technology, communication and bank operations	15,107	10,415	39,641	32,109
Commercial lease depreciation	13,166	9,463	38,619	26,669
Professional services	7,766	12,281	29,485	37,988
Loan servicing	3,915	4,167	11,484	12,850
Occupancy (2)	3,657	4,370	11,108	11,333
FDIC assessments, non-income taxes and regulatory fees	4,727	8,505	17,527	32,161
Advertising and promotion	476	636	1,511	1,625
Other (3)	8,313	6,657	27,300	22,634
Total non-interest expense	113,396	105,217	340,275	314,614
Income before income tax expense	100,614	100,343	280,372	191,133
Income tax expense	22,231	24,598	60,776	41,537
Segment net income	78,383	75,745	219,596	149,596
Preferred stock dividends	—	2,019	—	8,593
Loss on redemption of preferred stock	—	—	—	1,908
Segment net income available to common shareholders	$78,383	$73,726	$219,596	$139,095

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income available to common shareholders	$78,383	$73,726	$219,596	$139,095

Basic earnings per common share	$2.33	$2.28	$6.49	$4.37
Diluted earnings per common share	2.25	2.20	6.28	4.24
(1)    Includes Customers’ equity in the net income of investees accounted for under the equity method consisting primarily of investments in the SBA’s small business investment companies, and income from investments in affordable housing projects.
(2)    Includes depreciation expense for furniture, fixture and equipment and amortization of leasehold improvements of $1.1 million for the three months ended September 30, 2026 and 2025. Depreciation expense for furniture and equipment and amortization of leasehold improvement were $3.2 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

(3)    Other expenses include provision (benefit) for credit losses on unfunded lending-related commitments, deposit costs, loan workout and non-capitalizable origination costs, provision for operating losses, insurance expenses, charitable contributions and other miscellaneous expenses.
Substantially all revenues generated and long-lived assets held by Customers are derived from customers that reside in the United States. Customers did not earn revenues from a single external customer that represents ten percent or more of consolidated total revenues.
The measure of segment assets is reported as total assets on the consolidated balance sheet. The following table presents Customers’ reported segment assets as of September 30, 2026 and December 31, 2025:

Segment assets
(amounts in thousands)	September 30, 2026	December 31, 2025
Total assets	$27,411,648	$24,895,868
Adjustments and reconciling items	—	—
Consolidated total assets	$27,411,648	$24,895,868

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report and all attachments hereto, as well as other written or oral communications made from time to time by us, may contain forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Customers Bancorp, Inc.’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “confident,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Customers Bancorp, Inc.’s control). Numerous competitive, economic, regulatory, legal and technological events and factors, among others, could cause Customers Bancorp, Inc.’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements, including: a continuation of the recent turmoil in the banking industry, responsive measures taken by us and regulatory authorities to mitigate and manage related risks, regulatory actions taken that address related issues and the costs and obligations associated therewith, such as the FDIC special assessments; the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to our reputation; technological changes, including acceptance and success of our proprietary B2B instant payments platform, cubiX, which is subject to a variety of factors that are difficult to evaluate; effects of competition on deposit rates and growth, loan rates and growth and net interest margin; failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks, which may be exacerbated by our continued development and implementation of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident; public health crises and pandemics and their effects on the economic and business environments in which we operate; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the war between Russia and Ukraine and ongoing conflict in the Middle East, which could impact the economic conditions in the United States; the impact that changes in the economy have on the performance of our loan and lease portfolio, the market value of our investment securities, the demand for our products and services and the availability of sources of funding; the effects of actions by the federal government, including the Board of Governors of the Federal Reserve System and other government agencies, that affect market interest rates and the money supply; actions that we and our customers take in response to these developments and the effects such actions have on our operations, products, services and customer relationships; higher inflation and its impacts; the effects of changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs on its trading partners; and the effects of any changes in accounting standards or policies. Customers Bancorp, Inc. cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Customers Bancorp, Inc.’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K for the year ended December 31, 2025, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments thereto, that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Customers Bancorp, Inc. does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Customers Bancorp, Inc. or by or on behalf of Customers Bank, except as may be required under applicable law.
Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a financial holding company, and its wholly owned subsidiaries, including Customers Bank (the “Bank”), collectively referred to as “Customers” herein. This information is intended to facilitate your understanding and assessment of significant changes and trends related to Customers’ financial condition and results of operations as of and for the three and nine months ended September 30, 2026. All quarterly information in this Management’s Discussion and Analysis is unaudited. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Customers’ 2025 Form 10-K.

Overview
Like most financial institutions, Customers derives the majority of its income from interest it receives on its interest-earning assets, such as loans, leases and investments. Customers’ primary source of funds for making these loans, leases and investments is its deposits and borrowings, on which it pays interest. Consequently, one of the key measures of Customers’ success is the amount of its net interest income, or the difference between the interest income on its interest-earning assets and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Another key measure is the difference between the interest income generated by interest earning assets and the interest expense on interest-bearing liabilities, relative to the amount of average interest earning assets, which is referred to as net interest margin.
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
Impact of Macroeconomic and Banking Industry Uncertainties, Tariffs, and Military Conflicts
The Federal Reserve raised the target range for the federal funds rate by a quarter of a percentage point at its meeting in September 2026. The Federal Reserve stated that inflation remains elevated, and its policy action will support a timelier return to its 2% inflation goal. The Federal Reserve stated that it will deliver price stability. At its October 2026 meeting, the Federal Reserve maintained the target range for the federal funds rate from September 2026. Significant uncertainties exist as to the direction of interest rates and their effects on economic conditions.
Significant uncertainties as to future economic conditions continue to exist, including risks of higher inflation, changes in U.S. trade policies including the imposition of tariffs and retaliatory tariffs on its trading partners, disruptions to global supply chains and labor markets and higher oil and commodity prices exacerbated by the military conflicts between Russia and Ukraine and in the Middle East. Customers has maintained higher levels of liquidity and strong capital ratios. Customers remains focused on growing its non-interest bearing and lower-cost interest-bearing deposits. The Bank’s debt securities available for sale and held to maturity are available to be pledged as collateral to the FRB and FHLB for additional liquidity. The Bank had approximately $7.8 billion in immediate available liquidity from the FRB and FHLB and cash on hand of $3.6 billion as of September 30, 2026. The Bank’s estimated FDIC insured deposits represented approximately 57% of our deposits (inclusive of accrued interest) as of September 30, 2026. When including collateralized and affiliate deposits as FDIC insured, this number increased to 66% of our deposits as of September 30, 2026. Customers continues to monitor closely the impact of uncertainties affecting the macroeconomic conditions, the military conflicts between Russia and Ukraine and in the Middle East, as well as any effects that may result from the federal government’s responses including future rate and regulatory actions; however, the extent to which inflation, interest rates and other macroeconomic and industry factors and the geopolitical conflicts will impact Customers’ operations and financial results during the remainder of 2026 is highly uncertain.
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

Allowance for Credit Losses
Customers’ ACL at September 30, 2026 represents Customers’ current estimate of the lifetime credit losses expected from its loan and lease portfolio and its unfunded lending-related commitments that are not unconditionally cancellable. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ and leases’ expected remaining term.
Customers uses external sources in the creation of its forecasts, including current economic conditions and forecasts for macroeconomic variables over its reasonable and supportable forecast period (e.g., GDP growth rate, unemployment rate, BBB spread, commercial real estate and home price index). After the reasonable and supportable forecast period, which ranges from two to five years, the models revert the forecasted macroeconomic variables to their historical long-term trends, without specific predictions for the economy, over the expected life of the pool, while also incorporating prepayment assumptions into its lifetime loss rates. Internal factors that impact the quarterly allowance estimate include the level of outstanding balances, portfolio performance and assigned risk ratings. Significant loan/borrower attributes utilized in the models include property type, initial loan to value, assigned risk ratings, delinquency status, origination date, maturity date, initial FICO scores, as well as borrower industry and state.
The ACL may be affected materially by a variety of qualitative factors that Customers considers to reflect its current judgment of various events and risks that are not measured in our statistical procedures, including uncertainty related to the economic forecasts used in the modeled credit loss estimates, nature and volume of the loan and lease portfolio, credit underwriting policy exceptions, peer comparison, industry data, as well as model and data limitations.
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
The net increase in our estimated ACL as of September 30, 2026 as compared to December 31, 2025 resulted primarily from an increase in loan balances partially offset by slight improvements in the forecast of macroeconomic variables. The provision for credit losses on loans and leases was $20.7 million and $57.0 million for the three and nine months ended September 30, 2026, respectively, for an ending ACL balance of $174.9 million ($172.1 million for loans and leases and $2.8 million for unfunded lending-related commitments) as of September 30, 2026.
To determine the ACL as of September 30, 2026, Customers utilized its baseline forecast to generate its modeled expected losses and considered other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at September 2026 assumed slight improvements in certain macroeconomic variables while others remained flat from the second quarter 2026 forecasts of macroeconomic conditions used by Customers.
As of December 31, 2025, the ACL ending balance was $164.7 million ($155.7 million for loans and leases and $9.0 million for unfunded lending-related commitments). To determine the ACL as of December 31, 2025, Customers utilized its December 2025 baseline forecast to generate its modeled expected losses and considered other alternative economic forecast scenarios to qualitatively adjust the modeled ACL by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The baseline forecast at December 31, 2025 assumed slight improvements in macroeconomic forecasts compared to the macroeconomic forecasts used by Customers in 2024.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts. Changes in the economic forecasts could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables within Customers’ modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the ACL. To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using a 100% weighting applied to an adverse scenario. Under this scenario, as an example, the unemployment rate increases significantly as compared to the baseline forecast peaking in the fourth quarter of 2027. In addition, GDP is significantly lower in the adverse scenario with GDP turning negative for the remainder of 2026 before turning positive in the third quarter of 2027. To demonstrate the sensitivity to key economic parameters, management calculated the difference between a 100% Baseline weighting and a 100% adverse scenario weighting specific only for modeled results. This would result in an incremental quantitative impact to the ACL of approximately $89.1 million at September 30, 2026. This resulting difference is not intended to represent an expected increase in ACL levels since (i) Customers may use a weighted approach applied to multiple economic scenarios for its ACL process, (ii) the highly uncertain economic environment, (iii) the difficulty in predicting inter-relationships between macroeconomic variables used in various economic scenarios, and (iv) the sensitivity analysis does not account for any qualitative adjustments incorporated by Customers as part of its overall ACL framework.
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
Results of Operations
The following table sets forth the condensed statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net interest income	$208,078	$201,912	$6,166	3.1%	$592,795	$546,061	$46,734	8.6%
Provision for credit losses	25,434	26,543	(1,109)	(4.2)%	71,873	75,621	(3,748)	(5.0)%
Total non-interest income	31,366	30,191	1,175	3.9%	99,725	35,307	64,418	182.5%
Total non-interest expense	113,396	105,217	8,179	7.8%	340,275	314,614	25,661	8.2%
Income before income tax expense	100,614	100,343	271	0.3%	280,372	191,133	89,239	46.7%
Income tax expense	22,231	24,598	(2,367)	(9.6)%	60,776	41,537	19,239	46.3%
Net income	78,383	75,745	2,638	3.5%	219,596	149,596	70,000	46.8%
Preferred stock dividends	—	2,019	(2,019)	(100.0)%	—	8,593	(8,593)	(100.0)%
Loss on redemption of preferred stock	—	—	—	—%	—	1,908	(1,908)	(100.0)%
Net income available to common shareholders	$78,383	$73,726	$4,657	6.3%	$219,596	$139,095	$80,501	57.9%

Customers reported net income available to common shareholders of $78.4 million and $219.6 million for the three and nine months ended September 30, 2026, compared to net income available to common shareholders of $73.7 million and $139.1 million for the three and nine months ended September 30, 2025. Factors contributing to the change in net income available to common shareholders for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were as follows:
Net interest income
Net interest income increased $6.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.7 billion for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in interest-earning assets was primarily driven by increases in corporate banking loans and leases and investment securities. NIM decreased by 27 basis points to 3.19% for the three months ended September 30, 2026 from 3.46% for the three months ended September 30, 2025. The NIM decrease was primarily attributable to lower market interest rates on corporate banking loans and leases and interest earning deposits and lower discount accretion on geographic and other commercial and industrial loans, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 2.66% and 2.91% for the three months ended September 30, 2026 and 2025, respectively.
Net interest income increased $46.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.7 billion for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in interest-earning assets was primarily driven by an increase in corporate banking loans and leases. NIM decreased by 11 basis points to 3.19% for the nine months ended September 30, 2026 from 3.30% for the nine months ended September 30, 2025. The NIM decrease was primarily attributable to lower market interest rates on corporate banking loans and leases and interest-earning deposits and lower discount accretion on geographic and other commercial and industrial loans, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Customers’ total cost of funds, including non-interest bearing deposits and borrowings, was 2.64% and 2.95% for the nine months ended September 30, 2026 and 2025, respectively.
Provision for credit losses
The $1.1 million decrease in the provision for credit losses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 included a $0.9 million increase in provision for credit losses on loans and leases for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which primarily reflects a reserve build in multifamily loans driven by market specific conditions as well as increased reserves for consumer installment loans. These were largely offset by reserve releases in commercial and industrial and commercial real estate non-owner occupied loans attributable to slightly improving macroeconomic variables. The ACL on loans and leases held for investment represented 1.02% of total loans and leases receivable at September 30, 2026, compared to 1.03% of total loans and leases receivable at September 30, 2025. Net charge-offs for the three months ended September 30, 2026 were $12.7 million, or 28 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $15.4 million, or 39 basis points on an annualized basis, for the three months ended September 30, 2025. The decrease in net charge-offs for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to lower charge-offs for non-owner occupied commercial real estate loans and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans and leases.
The $3.7 million decrease in the provision for credit losses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 included a $2.7 million decrease in provision for credit losses on loans and leases for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans attributable to slightly improving macroeconomic variables. These releases were largely offset by a reserve build in multifamily loans driven by market specific conditions, increases in loan balances, and increased reserves for consumer installment loans. Net charge-offs for the nine months ended September 30, 2026 were $40.5 million, or 31 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $45.6 million, or 40 basis points on an annualized basis, for the nine months ended September 30, 2025. The decrease in net charge-offs for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to lower charge-offs for non-owner occupied commercial real estate loans and consumer installment loans, partially offset by higher charge-offs for multifamily loans.

The provision for credit losses for the three months ended September 30, 2026 and 2025 also included a provision for credit losses of $4.7 million and $6.8 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $14.9 million and $16.0 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.
The ACL on off-balance sheet credit exposures is presented within accrued interest payable and other liabilities in the consolidated balance sheet and the related provision is presented as part of other non-interest expense on the consolidated statement of income. Refer to “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.
Non-interest income
The $1.2 million increase in non-interest income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from increases of $4.4 million in commercial lease income and $1.4 million in other non-interest income, partially offset by a decrease of $5.2 million in loan fees for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The $64.4 million increase in non-interest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from $51.3 million of impairment loss on debt securities that the Bank decided to sell, in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin during the nine months ended September 30, 2025, increases of $13.5 million in commercial lease income and $3.1 million in net gain on sale of loans and leases and a decrease of $1.8 million in net loss on sale of investment securities, partially offset by decreases of $2.4 million in loan fees, $2.0 million in other non-interest income and $1.5 million in bank-owned life insurance income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Non-interest expense
The $8.2 million increase in non-interest expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from increases of $7.5 million in salaries and employee benefits, $4.7 million in technology, communication and bank operations, $3.7 million in commercial lease depreciation and $1.7 million in other non-interest expense. These increases were offset in part by decreases of $4.5 million in professional fees and $3.8 million in FDIC assessments, non-income taxes and regulatory fees for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The $25.7 million increase in non-interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from increases of $26.4 million in salaries and employee benefits, $12.0 million in commercial lease depreciation, $7.5 million in technology, communication and bank operations and $4.7 million in other non-interest expense. These increases were offset in part by decreases of $14.6 million in FDIC assessments, non-income taxes and regulatory fees and $8.5 million in professional services for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Income tax expense
Customers’ effective tax rate was 22.1% for the three months ended September 30, 2026 compared to 24.5% for the three months ended September 30, 2025. The decrease in the effective tax rate primarily resulted from favorable discrete items, primarily excess tax benefits on vested stock awards and the net discount realized on the purchase of energy tax credits, and a lower estimated annual effective tax rate.
Customers’ effective tax rate was 21.7% for the nine months ended September 30, 2026 compared to 21.7% for the nine months ended September 30, 2025. The effective tax rate was relatively consistent between periods, as the benefit of a lower estimated annual effective tax rate was offset by a smaller impact of favorable discrete items relative to pre-tax income. Favorable discrete items in 2026 primarily consisted of excess tax benefits on vested stock awards and the net discount realized on the purchase of energy tax credits.

Preferred stock dividends and loss on redemption of preferred stock
There were no preferred stock dividends for the three and nine months ended September 30, 2026. Preferred stock dividends were $2.0 million and $8.6 million for the three and nine months ended September 30, 2025, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
NET INTEREST INCOME
Net interest income (the difference between the interest earned on loans and leases, investments and interest-earning deposits with banks, and interest paid on deposits, borrowed funds and subordinated debt) is the primary source of Customers’ earnings. The following table summarizes Customers’ net interest income, related interest spread, net interest margin and the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2026 and 2025. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,						Three Months Ended September 30,
	2026			2025			2026 vs. 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$3,899,455	$36,548	3.67%	$4,409,220	$49,639	4.47%	$(7,954)	$(5,137)	$(13,091)
Investment securities (1)	3,925,752	45,663	4.65%	2,931,351	36,091	4.88%	(1,816)	11,388	9,572
Loans and leases:
Commercial and industrial loans and leases (2):
Corporate banking loans and leases	7,851,715	132,916	6.72%	6,664,038	123,660	7.36%	(11,415)	20,671	9,256
Geographic and other commercial and industrial loans	2,202,293	35,560	6.41%	2,145,416	48,467	8.96%	(14,158)	1,251	(12,907)
Mortgage finance loans	1,509,016	18,310	4.81%	1,478,871	18,454	4.95%	(521)	377	(144)
Multifamily loans	2,668,582	32,060	4.77%	2,306,373	25,931	4.46%	1,880	4,249	6,129
Non-owner occupied commercial real estate loans	2,103,198	32,440	6.12%	1,635,937	24,148	5.86%	1,115	7,177	8,292
Residential mortgages	540,836	6,504	4.80%	551,436	6,647	4.78%	20	(163)	(143)
Installment loans	1,032,560	27,971	10.75%	938,890	26,413	11.16%	(999)	2,557	1,558
Total loans and leases (3)	17,908,200	285,761	6.33%	15,720,961	273,720	6.91%	(24,139)	36,180	12,041
Other interest-earning assets	185,860	2,785	5.95%	140,011	2,029	5.75%	73	683	756
Total interest-earning assets	25,919,267	370,757	5.67%	23,201,543	361,479	6.19%	(31,544)	40,822	9,278
Non-interest-earning assets	840,905			729,180
Total assets	$26,760,172			$23,930,723
Liabilities
Interest checking accounts	$5,296,900	43,330	3.25%	$4,983,168	48,105	3.83%	(7,652)	2,877	(4,775)
Money market deposit accounts	5,122,505	44,997	3.49%	4,360,446	42,980	3.91%	(4,950)	6,967	2,017
Other savings accounts	1,501,599	12,755	3.37%	1,485,652	14,724	3.93%	(2,125)	156	(1,969)
Certificates of deposit	3,684,179	38,357	4.13%	3,108,831	36,174	4.62%	(4,087)	6,270	2,183
Total interest-bearing deposits (4)	15,605,183	139,439	3.55%	13,938,097	141,983	4.04%	(18,376)	15,832	(2,544)
Federal funds purchased	1,576	16	4.00%	—	—	—%	—	16	16
Borrowings	2,140,676	23,224	4.31%	1,429,981	17,584	4.88%	(2,253)	7,893	5,640
Total interest-bearing liabilities	17,747,435	162,679	3.64%	15,368,078	159,567	4.12%	(19,883)	22,995	3,112
Non-interest-bearing deposits (4)	6,529,941			6,362,360
Total deposits and borrowings	24,277,376		2.66%	21,730,438		2.91%
Other non-interest-bearing liabilities	254,503			239,969
Total liabilities	24,531,879			21,970,407
Shareholders’ equity	2,228,293			1,960,316
Total liabilities and shareholders’ equity	$26,760,172			$23,930,723
Net interest income		208,078			201,912		$(11,661)	$17,827	$6,166
Tax-equivalent adjustment		672			360
Net interest earnings		$208,750			$202,272
Interest spread			3.02%			3.27%
Net interest margin			3.18%			3.46%
Net interest margin tax equivalent (5)			3.19%			3.46%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.50% and 2.77% for the three months ended September 30, 2026 and 2025, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 21% for the three months ended September 30, 2026 and 26% for three months ended September 30, 2025, presented to approximate interest income as a taxable asset.
Net interest income increased $6.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.7 billion, primarily related to increases in corporate banking loans and leases and investment securities.

The NIM decreased by 27 basis points to 3.19% for the three months ended September 30, 2026 from 3.46% for the three months ended September 30, 2025 resulting primarily from lower market interest rates on corporate banking loans and leases and interest earning deposits and lower discount accretion on geographic and other commercial and industrial loans, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.66% and 2.91% for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026 vs. 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Average Balance	Interest Income or Expense	Average Yield or Cost (%)	Due to rate	Due to volume	Total
Assets
Interest-earning deposits	$4,150,858	$116,006	3.69%	$3,946,022	$132,525	4.49%	$(23,446)	$6,927	$(16,519)
Investment securities (1)	3,219,193	112,531	4.66%	2,973,600	107,811	4.85%	(4,214)	8,934	4,720
Loans and leases:
Commercial and industrial loans and leases (2):
Corporate banking loans and leases	7,493,019	380,493	6.79%	6,286,158	352,792	7.50%	(35,567)	63,268	27,701
Geographic and other commercial and industrial loans	2,217,325	106,870	6.44%	2,082,261	116,935	7.51%	(17,343)	7,278	(10,065)
Mortgage finance loans	1,537,735	51,638	4.49%	1,411,814	51,555	4.88%	(4,305)	4,388	83
Multifamily loans	2,552,765	89,427	4.68%	2,299,335	74,876	4.35%	5,932	8,619	14,551
Non-owner occupied commercial real estate loans	2,005,840	89,993	6.00%	1,589,446	68,715	5.78%	2,699	18,579	21,278
Residential mortgages	531,043	19,008	4.77%	539,762	19,219	4.76%	47	(258)	(211)
Installment loans	964,420	78,209	10.84%	919,021	74,072	10.78%	419	3,718	4,137
Total loans and leases (3)	17,302,147	815,638	6.30%	15,127,797	758,164	6.70%	(47,087)	104,561	57,474
Other interest-earning assets	172,564	7,551	5.85%	133,921	5,889	5.88%	(30)	1,692	1,662
Total interest-earning assets	24,844,762	1,051,726	5.65%	22,181,340	1,004,389	6.05%	(68,785)	116,122	47,337
Non-interest-earning assets	844,841			694,136
Total assets	$25,689,603			$22,875,476
Liabilities
Interest checking accounts	$5,123,095	124,431	3.25%	$5,090,947	145,253	3.81%	(21,721)	899	(20,822)
Money market deposit accounts	4,696,501	121,516	3.46%	4,128,528	121,144	3.92%	(15,160)	15,532	372
Other savings accounts	1,578,500	40,278	3.41%	1,322,135	38,182	3.86%	(4,771)	6,867	2,096
Certificates of deposit	3,527,369	109,636	4.16%	2,905,047	102,757	4.73%	(13,376)	20,255	6,879
Total interest-bearing deposits (4)	14,925,465	395,861	3.55%	13,446,657	407,336	4.05%	(53,452)	41,977	(11,475)
Federal funds purchased	4,535	128	3.78%	—	—	—%	—	128	128
Borrowings	1,949,119	62,942	4.31%	1,398,401	50,992	4.88%	(6,463)	18,413	11,950
Total interest-bearing liabilities	16,879,119	458,931	3.63%	14,845,058	458,328	4.13%	(58,665)	59,268	603
Non-interest-bearing deposits (4)	6,369,545			5,891,249
Total deposits and borrowings	23,248,664		2.64%	20,736,307		2.95%
Other non-interest-bearing liabilities	258,502			235,938
Total liabilities	23,507,166			20,972,245
Shareholders’ equity	2,182,437			1,903,231
Total liabilities and shareholders’ equity	$25,689,603			$22,875,476
Net interest income		592,795			546,061		$(10,120)	$56,854	$46,734
Tax-equivalent adjustment		1,719			1,089
Net interest earnings		$594,514			$547,150
Interest spread			3.01%			3.10%
Net interest margin			3.18%			3.29%
Net interest margin tax equivalent (5)			3.19%			3.30%

(1)For presentation in this table, average balances and the corresponding average yields for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.
(2)Includes owner occupied commercial real estate loans.
(3)Includes non-accrual loans, the effect of which is to reduce the yield earned on loans and leases, and deferred loan fees.
(4)Total costs of deposits (including interest bearing and non-interest-bearing) were 2.49% and 2.82% for the nine months ended September 30, 2026 and 2025, respectively.
(5)Tax-equivalent basis, using an estimated marginal tax rate of 21% for the nine months ended September 30, 2026 and 26% for nine months ended September 30, 2025, presented to approximate interest income as a taxable asset.

Net interest income increased $46.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher average loan balances. Average interest-earning assets increased by $2.7 billion, primarily related to an increase in corporate banking loans and leases.
The NIM decreased by 11 basis points to 3.19% for the nine months ended September 30, 2026 from 3.30% for the nine months ended September 30, 2025 resulting primarily from lower market interest rates on corporate banking loans and leases and interest-earning deposits and lower discount accretion on geographic and other commercial and industrial loans, partially offset by lower cost of deposits from a favorable shift in deposit mix and lower market interest rates on deposits. Customers’ total cost of funds, including non-interest bearing deposits and borrowings was 2.64% and 2.95% for the nine months ended September 30, 2026 and 2025, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected lifetime losses in the loan and lease portfolio, lending-related commitments and investment securities at the balance sheet date. Customers recorded a provision for credit losses of $20.7 million for loans and leases and a benefit to provision of $7.2 million for lending-related commitments, respectively, for the three months ended September 30, 2026. Customers recorded a provision for credit losses of $19.8 million for loans and leases and a benefit to provision of $0.8 million for lending-related commitments, respectively, for the three months ended September 30, 2025. The increase in provision for credit losses for loans and leases for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects the increase in loan balances and a reserve build in multifamily loans driven by market specific conditions, partially offset by slightly improving macroeconomic variables. Net charge-offs for the three months ended September 30, 2026 were $12.7 million, or 28 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $15.4 million, or 39 basis points of average loans and leases on an annualized basis, for the three months ended September 30, 2025. The decrease in net charge-offs for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to lower charge-offs for non-owner occupied commercial real estate loans and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans and leases.
Customers recorded a provision for credit losses of $57.0 million for loans and leases and a benefit to provision of $6.2 million for lending-related commitments, respectively, for the nine months ended September 30, 2026. Customers recorded a provision for credit losses of $59.7 million for loans and leases and $2.0 million for lending-related commitments, respectively, for the nine months ended September 30, 2025. The decrease in provision for credit losses for loans and leases primarily reflects reserve releases in commercial and industrial and commercial real estate non-owner occupied loans attributable to slightly improving macroeconomic variables. These releases were largely offset by a reserve build in multifamily loans driven by market specific conditions and the increase in loan balances. Net charge-offs for the nine months ended September 30, 2026 were $40.5 million, or 31 basis points of average loans and leases on an annualized basis, compared to net charge-offs of $45.6 million, or 40 basis points on an annualized basis, for the nine months ended September 30, 2025. The decrease in net charge-offs for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to lower charge-offs for non-owner occupied commercial real estate loans and consumer installment loans, partially offset by higher charge-offs for multifamily loans.
For more information about the provision and ACL and our loss experience on loans and leases, refer to “Credit Risk” and “Asset Quality” herein.
The provision for credit losses for the three months ended September 30, 2026 and 2025 also included a provision for credit losses of $4.7 million and $6.8 million, respectively, on certain debt securities available for sale. The provision for credit losses on certain debt securities available for sale was $14.9 million and $16.0 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” to Customers’ unaudited consolidated financial statements for additional information.

NON-INTEREST INCOME
The table below presents the components of non-interest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Commercial lease income	$15,955	$11,536	$4,419	38.3%	$46,765	$33,260	$13,505	40.6%
Loan fees	6,249	11,443	(5,194)	(45.4)%	25,428	27,784	(2,356)	(8.5)%
Bank-owned life insurance	2,254	2,165	89	4.1%	7,551	9,074	(1,523)	(16.8)%
Mortgage finance transactional fees	1,308	1,298	10	0.8%	3,946	3,406	540	15.9%
Net gain (loss) on sale of loans and leases	964	—	964	NM	3,069	2	3,067	NM
Net gain (loss) on sale of investment securities	(292)	186	(478)	(257.0)%	217	(1,611)	1,828	(113.5)%
Impairment loss on debt securities	—	—	—	—%	—	(51,319)	51,319	(100.0)%
Other	4,928	3,563	1,365	38.3%	12,749	14,711	(1,962)	(13.3)%
Total non-interest income	$31,366	$30,191	$1,175	3.9%	$99,725	$35,307	$64,418	182.5%
Commercial lease income
Commercial lease income represents income earned on commercial operating leases originated by Customers’ commercial equipment financing group in which Customers is the lessor. The $4.4 million increase in commercial lease income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from the growth of Customers’ equipment finance business.
The $13.5 million increase in commercial lease income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from the growth of Customers’ equipment finance business.
Loan fees
The $5.2 million decrease in loan fees for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from a decrease in income from certain stock warrants.
The $2.4 million decrease in loan fees for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from a decrease in income from certain stock warrants.
Bank-owned life insurance
Bank-owned life insurance income represents income earned on life insurance policies owned by Customers including an increase in cash surrender value of the policies and any benefits paid by insurance carriers under the policies.
The $1.5 million decrease in bank-owned life insurance income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from lower death benefits received from insurance carriers, partially offset by an increase in cash surrender value of the policies.
Net gain (loss) on sale of loans and leases
The $1.0 million increase in net gain on sale of loans and leases for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from sales of SBA loans.
The $3.1 million increase in net gain on sale of loans and leases for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from sales of SBA loans.

Net gain (loss) on sale of investment securities
The $0.5 million decrease in net gain on sale of investment securities for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 reflects net losses realized from the sales of $34.5 million in AFS debt securities for the three months ended September 30, 2026, compared to net gains realized from the sale of $100.7 million in AFS debt securities for the three months ended September 30, 2025.
The $1.8 million decrease in net loss on sale of investment securities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 reflects net gains realized from the sales of $105.5 million in AFS debt securities for the nine months ended September 30, 2026, compared to net losses realized from the sales of $552.9 million in AFS debt securities, mostly those securities that the Bank decided to sell, for the nine months ended September 30, 2025.
Impairment loss on debt securities
The $51.3 million decrease in impairment loss on debt securities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted from impairment loss recorded on certain AFS debt securities that the Bank decided to sell, in order to further improve structural liquidity, enhance credit profile, reduce asset sensitivity and benefit margin during the nine months ended September 30, 2025.
Other non-interest income
The $1.4 million increase in other non-interest income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from an increase in income from derivatives.
The $2.0 million decrease in other non-interest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from loss on equity investments for the nine months ended September 30, 2026 and $1.8 million of fees associated with the sunsetting of a loan origination program with a fintech company, which was acquired by a bank, during the nine months ended September 30, 2025.
NON-INTEREST EXPENSE
The table below presents the components of non-interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Salaries and employee benefits	$56,269	$48,723	$7,546	15.5%	$163,600	$137,245	$26,355	19.2%
Technology, communication and bank operations	15,107	10,415	4,692	45.1%	39,641	32,109	7,532	23.5%
Commercial lease depreciation	13,166	9,463	3,703	39.1%	38,619	26,669	11,950	44.8%
Professional services	7,766	12,281	(4,515)	(36.8)%	29,485	37,988	(8,503)	(22.4)%
Loan servicing	3,915	4,167	(252)	(6.0)%	11,484	12,850	(1,366)	(10.6)%
Occupancy	3,657	4,370	(713)	(16.3)%	11,108	11,333	(225)	(2.0)%
FDIC assessments, non-income taxes and regulatory fees	4,727	8,505	(3,778)	(44.4)%	17,527	32,161	(14,634)	(45.5)%
Advertising and promotion	476	636	(160)	(25.2)%	1,511	1,625	(114)	(7.0)%
Other	8,313	6,657	1,656	24.9%	27,300	22,634	4,666	20.6%
Total non-interest expense	$113,396	$105,217	$8,179	7.8%	$340,275	$314,614	$25,661	8.2%
Salaries and employee benefits
The $7.5 million increase in salaries and employee benefits for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from an increase in average full-time equivalent team members and higher incentives associated with the Bank’s growth, annual merit increases, higher stock compensation and healthcare benefits.
The $26.4 million increase in salaries and employee benefits for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from an increase in average full-time equivalent team members and higher incentives associated with the Bank’s growth, annual merit increases, severance, higher stock compensation and healthcare benefits.

Technology, communication and bank operations
The $4.7 million increase in technology, communication and bank operations expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from increases of $3.6 million in software and processing fees.
The $7.5 million increase in technology, communication and bank operations expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from increases of $5.5 million in software and processing fees.
Commercial lease depreciation
The $3.7 million increase in commercial lease depreciation for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
The $12.0 million increase in commercial lease depreciation for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from the growth of the operating lease arrangements originated by Customers’ commercial equipment financing group in which Customers is the lessor.
Professional services
The $4.5 million decrease in professional services for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from a decrease in consulting fees.
The $8.5 million decrease in professional services for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from a decrease in consulting fees.
FDIC assessments, non-income taxes and regulatory fees
The $3.8 million decrease in FDIC assessments, non-income taxes and regulatory fees for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from a decrease in FDIC assessments.
The $14.6 million decrease in FDIC assessments, non-income taxes and regulatory fees for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from a decrease in FDIC assessments.
Other non-interest expense
The $1.7 million increase in other non-interest expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from increases in deposit costs of $7.8 million mainly for deposits referred from other financial institutions and in business development expenses, partially offset by a decrease of $6.4 million in provision for unfunded lending-related commitments.
The $4.7 million increase in other non-interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from increases in deposit costs of $8.1 million mainly for deposits referred from other financial institutions, $3.4 million in business development expenses and $1.2 million in insurance expenses related to self-insured health plan. These increases were partially offset by a decrease of $8.2 million in provision for unfunded lending-related commitments. Refer to “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information on a benefit to provision for unfunded lending-related commitments.

INCOME TAXES
The table below presents income tax expense and the effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		QTD		Nine Months Ended September 30,		YTD
(dollars in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Income before income tax expense	$100,614	$100,343	$271	0.3%	$280,372	$191,133	$89,239	46.7%
Income tax expense	22,231	24,598	(2,367)	(9.6)%	60,776	41,537	19,239	46.3%
Effective tax rate	22.1%	24.5%			21.7%	21.7%
The $2.4 million decrease in income tax expense for the three months ended September 30, 2026, when compared to the same period in the prior year, primarily resulted from a lower effective tax rate, as pre-tax income was relatively consistent between periods. The decrease in the effective tax rate to 22.1% from 24.5% primarily resulted from favorable discrete items, primarily excess tax benefits on vested stock awards and the net discount realized on the purchase of energy tax credits, and a lower estimated annual effective tax rate.
The $19.2 million increase in income tax expense for the nine months ended September 30, 2026, when compared to the same period in the prior year, primarily resulted from higher pre-tax income. The effective tax rate was relatively consistent at 21.7% for the nine months ended September 30, 2026 and 2025, as the benefit of a lower estimated annual effective tax rate was offset by a smaller impact of favorable discrete items relative to pre-tax income. Favorable discrete items in 2026 primarily consisted of excess tax benefits on vested stock awards and the net discount realized on the purchase of energy tax credits.
PREFERRED STOCK DIVIDENDS AND LOSS ON REDEMPTION OF PREFERRED STOCK
There were no preferred stock dividends for the three and nine months ended September 30, 2026. Preferred stock dividends were $2.0 million and $8.6 million for the three and nine months ended September 30, 2025, respectively. On June 16, 2025 and December 15, 2025, Customers redeemed all of the outstanding shares of Series E Preferred Stock and Series F Preferred Stock, respectively, for an aggregate payment of $142.5 million, at a redemption price of $25.00 per share. The redemption price of $57.5 million paid in excess of the carrying value of Series E Preferred Stock of $1.9 million is included as a loss on redemption of preferred stock in the consolidated statement of income for the nine months ended September 30, 2025. After giving effect to the redemption, no shares of the Series E Preferred Stock and Series F Preferred Stock remained outstanding. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
Financial Condition
General
Customers’ total assets were $27.4 billion at September 30, 2026. This represented an increase of $2.5 billion from total assets of $24.9 billion at December 31, 2025. The increase in total assets was primarily driven by increases of $1.9 billion in loans and leases receivable, $1.6 billion in investment securities, at fair value and $83.4 million in loans held for sale, partially offset by decreases of $786.5 million in cash and cash equivalents, $212.4 million in loans receivable, mortgage finance, at fair value and $127.8 million in investment securities held to maturity.
Total liabilities were $25.2 billion at September 30, 2026. This represented an increase of $2.4 billion from $22.8 billion at December 31, 2025. The increase in total liabilities primarily resulted from increases of $1.8 billion in total deposits and $812.1 million in FHLB advances, partially offset by decreases of $109.3 million in subordinated debt and $49.5 million in accrued interest payable and other liabilities.

The following table sets forth certain key condensed balance sheet data as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Cash and cash equivalents	$3,624,965	$4,411,463	$(786,498)	(17.8)%
Investment securities, at fair value	3,571,796	1,937,646	1,634,150	84.3%
Investment securities held to maturity	601,300	729,134	(127,834)	(17.5)%
Loans held for sale	109,509	26,102	83,407	319.5%
Loans and leases receivable	16,922,448	15,041,340	1,881,108	12.5%
Loans receivable, mortgage finance, at fair value	1,400,573	1,612,997	(212,424)	(13.2)%
Loans receivable, installment, at fair value	78,807	102,077	(23,270)	(22.8)%
Allowance for credit losses on loans and leases	(172,125)	(155,656)	(16,469)	10.6%
Bank-owned life insurance	312,480	305,503	6,977	2.3%
Other assets	666,925	638,419	28,506	4.5%
Total assets	27,411,648	24,895,868	2,515,780	10.1%
Total deposits	22,563,833	20,778,704	1,785,129	8.6%
FHLB advances	2,137,182	1,325,068	812,114	61.3%
Other borrowings	99,313	99,208	105	0.1%
Subordinated debt	171,867	281,147	(109,280)	(38.9)%
Accrued interest payable and other liabilities	246,753	296,224	(49,471)	(16.7)%
Total liabilities	25,218,948	22,780,351	2,438,597	10.7%
Total shareholders’ equity	2,192,700	2,115,517	77,183	3.6%
Total liabilities and shareholders’ equity	$27,411,648	$24,895,868	$2,515,780	10.1%
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and due from banks consists mainly of vault cash and cash items in the process of collection. Cash and due from banks were $95.5 million and $62.1 million at September 30, 2026 and December 31, 2025, respectively. Cash and cash due from banks balances vary from day to day, primarily due to variations in customers’ deposit activities with the Bank.
Interest-earning deposits consist of cash deposited at other banks, primarily the FRB. Interest-earning deposits were $3.5 billion and $4.3 billion at September 30, 2026 and December 31, 2025, respectively. The balance of interest-earning deposits varies from day to day, depending on several factors, such as fluctuations in customers’ deposits with Customers, payment of checks drawn on customers’ accounts and strategic investment decisions made to optimize Customers’ net interest income, while effectively managing interest-rate risk and liquidity. The decrease in interest-earning deposits since December 31, 2025 primarily resulted from deploying excess cash into loans and investment securities.
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
At September 30, 2026, investment securities at fair value totaled $3.6 billion compared to $1.9 billion at December 31, 2025. The increase primarily resulted from purchases of $2.2 billion of investment securities consisting mostly of agency-guaranteed mortgage-backed securities and collateralized mortgage obligations, partially offset by maturities, calls and principal repayments totaling $411.9 million and sales of $105.5 million for the nine months ended September 30, 2026.

For financial reporting purposes, AFS debt securities are reported at fair value. Unrealized gains and losses on AFS debt securities that the Bank does not intend to sell, other than credit losses, are included in other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of the related tax effect. Changes in the fair value of equity securities with a readily determinable fair value and securities reported at fair value based on a fair value option election are recorded in non-interest income in the period in which they occur. Customers recorded a provision for credit losses of $14.9 million and $16.0 million on certain debt securities available for sale for the nine months ended September 30, 2026 and 2025, respectively. Refer to “NOTE 5 – INVESTMENT SECURITIES” and “NOTE 15 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS” to Customers’ unaudited consolidated financial statements for additional information.
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

	September 30, 2026
	Within one year	After one but within five years	After five but within ten years	After ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	—%	7.02%	7.02%
Agency-guaranteed residential mortgage-backed securities	—	—	—	—	5.21	5.21
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	—	4.38	4.38
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	—	6.22	6.22
Corporate notes	5.91	6.80	7.39	5.49	—	6.35
Private label collateralized mortgage obligations	—	—	—	—	4.67	4.67
Weighted-average yield	5.91%	6.80%	7.39%	5.49%	4.95%	5.08%
The agency-guaranteed mortgage-backed securities and collateralized mortgage obligations in the AFS portfolio were issued by Ginnie Mae and Freddie Mac, and contain guarantees for the collection of principal and interest on the underlying mortgages.
Investment securities held to maturity
At September 30, 2026, investment securities held to maturity totaled $601.3 million compared to $729.1 million at December 31, 2025. The decrease primarily resulted from the maturities, calls and principal repayments totaling $146.4 million, partially offset by purchases of $15.4 million for the nine months ended September 30, 2026.
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

	September 30, 2026
	Within one year	After one but within five years	After five but within ten years	No specific maturity	Total
Asset-backed securities	—%	—%	—%	5.07%	5.07%
Agency-guaranteed residential mortgage-backed securities	—	—	—	1.79	1.79
Agency-guaranteed commercial mortgage-backed securities	—	—	—	1.77	1.77
Agency-guaranteed residential collateralized mortgage obligations	—	—	—	1.88	1.88
Agency-guaranteed commercial collateralized mortgage obligations	—	—	—	3.20	3.20
Private label collateralized mortgage obligations	—	—	—	2.39	2.39
Weighted-average yield	—%	—%	—%	3.17%	3.17%
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
LOANS AND LEASES
The Bank has diversified lending activities that build overall franchise value and a high-tech, high-touch, branch-light strategy that serves its customers through a single-point-of-contact private banking strategy. The Bank serves commercial businesses through community, SBA, and private client groups. The Bank also serves corporate businesses nationwide, including healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance and commercial equipment financing, as well as commercial real estate companies in the Bank’s geographic markets and provides payments and treasury services. The Bank serves consumers through its branch network, provides residential mortgages, and personal loan and deposit products including through relationships with fintech companies and Banking-as-a-Service to fintech companies.
Existing lending relationships are primarily with small and middle market businesses and individual consumers primarily in Berks County and Southeastern Pennsylvania (Bucks, Chester and Philadelphia Counties); New York (Westchester and Suffolk Counties, and Manhattan); Hamilton, New Jersey; Boston, Massachusetts; Providence, Rhode Island; Portsmouth, New Hampshire; California (Southern California and the Bay Area); Nevada (Las Vegas and Reno); and nationally for certain loan and deposit products, such as the portfolio of corporate banking loans and leases and mortgage finance loans. The loan portfolio consists primarily of commercial and industrial loans, loans to support mortgage companies’ funding needs, multifamily and commercial real estate loans.
Commercial Lending
Customers’ commercial lending is broadly divided into corporate banking and geographic and other commercial and industrial banking. As of September 30, 2026, Customers had $16.9 billion in commercial loans outstanding, totaling approximately 91.5% of its total loan and lease portfolio, which includes loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value, compared to commercial loans outstanding of $15.4 billion, comprising approximately 91.5% of its total loan and lease portfolio at December 31, 2025.
Customers’ corporate banking includes healthcare, real estate specialty finance, fund finance, technology and venture capital banking, financial institutions group, mortgage finance, commercial equipment finance, and municipal finance. Customers’ lender finance vertical within fund finance provides variable rate loans secured by diverse collateral pools to private debt funds. Customers’ capital call lines vertical within fund finance provides variable rate loans secured by collateral pools and limited partnership commitments from institutional investors in private equity funds and cash management services to the alternative investment industry. Customers’ technology and venture capital banking group services the venture-backed growth industry from seed-stage through late-stage.
Customers’ mortgage finance primarily provides financing to mortgage bankers for residential mortgage originations from loan closing until sale in the secondary market. The underlying residential loans are taken as collateral for Customers’ commercial loans to the mortgage companies. As of September 30, 2026 and December 31, 2025, mortgage finance loans totaled $1.4 billion and $1.6 billion, respectively, and are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheet.
Customers’ commercial equipment financing group goes to market through the following origination platforms: vendors, intermediaries, direct and capital markets. As of September 30, 2026 and December 31, 2025, Customers had $832.3 million and $813.7 million, respectively, of equipment finance loans outstanding. As of September 30, 2026 and December 31, 2025, Customers had $333.7 million and $306.5 million, respectively, of equipment finance leases outstanding. As of September 30, 2026 and December 31, 2025, Customers had $311.9 million and $303.4 million, respectively, of operating leases outstanding, net of accumulated depreciation of $132.8 million and $105.7 million, respectively.
Customers’ geographic and other commercial and industrial banking includes community banking, SBA lending and private client groups. These groups within Customers’ geographic markets originate loans, including SBA loans, through the branch network sales force and a team of dedicated relationship managers. The support administration of these groups is centralized, including technology, risk management, product management, marketing, performance tracking and overall strategy. Credit and sales training has been established for Customers’ sales force, ensuring that it has small business experts in place providing appropriate financial solutions to the small business owners in its communities.

Customers’ multifamily lending group is focused on retaining a portfolio of high-quality multifamily loans within Customers’ covered geographic markets. These lending activities use conservative underwriting standards and primarily target the refinancing of loans with other banks or provide purchase money for new acquisitions by borrowers. The primary collateral for these loans is a first lien mortgage on the multifamily property, plus an assignment of all leases related to such property. Customers had multifamily loans of $2.7 billion outstanding, comprising approximately 14.4% of the total loan and lease portfolio at September 30, 2026, compared to $2.5 billion, or approximately 14.8% of the total loan and lease portfolio at December 31, 2025.
Consumer Lending
Customers provides unsecured consumer installment loans, residential mortgage and home equity loans to customers nationwide primarily through relationships with fintech companies. The installment loan portfolio consists largely of originated and purchased personal, student loan refinancing, home improvement and medical loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660. Customers has been selective in the consumer loans it has been purchasing. At September 30, 2026, Customers had $1.6 billion in consumer loans outstanding (including consumer loans held for investment and held for sale), or 8.5% of the total loan and lease portfolio, compared to $1.4 billion, or 8.5% of the total loan and lease portfolio, at December 31, 2025.
Purchases and sales of loans held for investment were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Purchases (1)
Commercial and industrial:
Geographic and other	$15,000	$888	$15,000	$54,743
Construction	—	—	—	10,080
Personal installment (2)	140,494	151,998	310,272	297,639
Other installment (2)	32,847	—	63,115	—
Total	$188,341	$152,886	$388,387	$362,462
Sales (3)
Commercial and industrial:
Corporate banking	$—	$—	$1,039	$—
Geographic and other (4)	28,023	—	66,337	—
Multifamily	12,197	—	12,197	8,000
Commercial real estate owner occupied (4)	26,157	—	31,363	—
Personal installment	—	—	—	281
Other installment	23,282	—	23,282	—
Total	$89,659	$—	$134,218	$8,281
(1)    Amounts reported in the above table are the unpaid principal balance at time of purchase. The purchase price was 99.1% and 98.7% of the loans’ unpaid principal balance for the three months ended September 30, 2026 and 2025, respectively. The purchase price was 99.4% and 92.0% of the loans’ unpaid principal balance for the nine months ended September 30, 2026 and 2025, respectively.
(2)    Installment loan purchases for the three and nine months ended September 30, 2026 and 2025, consist of third-party originated unsecured consumer loans. None of the loans held for investment are considered sub-prime at the time of origination. Customers considers sub-prime borrowers to be those with FICO scores below 660.
(3)    The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was $1.0 million and $3.1 million for the three and nine months ended September 30, 2026, respectively. The gain on sales of loans held for investment included in net gain (loss) on sale of loans and leases in the consolidated statement of income was insignificant for the three and nine months ended September 30, 2025.
(4)    Primarily sales of SBA loans.
Loans Held for Sale
The composition of loans held for sale as of September 30, 2026 and December 31, 2025 was as follows:

(amounts in thousands)	September 30, 2026	December 31, 2025
Residential mortgage loans, at fair value	$3,169	$1,851
Personal installment loans, at lower of cost or fair value	104,626	23,357
Other installment loans, at fair value	1,714	894
Total loans held for sale	$109,509	$26,102

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
Total Loans and Leases Receivable
The composition of total loans and leases receivable (excluding loans held for sale) was as follows:

(amounts in thousands)	September 30, 2026	December 31, 2025
Loans and leases receivable:
Commercial:
Commercial and industrial:
Corporate banking (1)	$7,856,243	$6,616,992
Geographic and other	1,560,267	1,594,182
Multifamily	2,668,192	2,490,336
Commercial real estate owner occupied	1,221,205	1,135,119
Commercial real estate non-owner occupied	2,066,642	1,738,821
Construction	158,914	162,966
Total commercial loans and leases receivable	15,531,463	13,738,416
Consumer:
Residential real estate	512,410	497,567
Manufactured housing	23,451	27,452
Installment:
Personal	645,794	581,340
Other	209,330	196,565
Total consumer loans receivable	1,390,985	1,302,924
Loans and leases receivable	16,922,448	15,041,340
Loans receivable, mortgage finance, at fair value	1,400,573	1,612,997
Loans receivable, installment, at fair value	78,807	102,077
Allowance for credit losses on loans and leases	(172,125)	(155,656)
Total loans and leases receivable, net of allowance for credit losses on loans and leases (2)	$18,229,703	$16,600,758
(1)Includes direct finance and sales-type equipment leases of $333.7 million and $306.5 million at September 30, 2026 and December 31, 2025, respectively.
(2)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(36.4) million and $(30.3) million at September 30, 2026 and December 31, 2025, respectively.
Loans and leases receivable
Loans and leases receivable (excluding loans held for sale and loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value), net of the ACL, increased by $1.9 billion to $16.8 billion at September 30, 2026, from $14.9 billion at December 31, 2025. The increase in loans and leases receivable, net of the ACL, was primarily attributable to higher balances in corporate banking loans and leases, partially offset by a $16.5 million increase in ACL, as further described below, from December 31, 2025. The overall loans and leases receivable fluctuations were the result of Customers selectively pursuing disciplined loan growth by focusing on holistic and strategic banking relationships that create franchise value.

The following table presents Customers’ loans receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value) as of September 30, 2026 based on the remaining term to contractual maturity:

(amounts in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial loans:
Commercial and industrial	$2,174,022	$5,880,183	$1,293,886	$68,419	$9,416,510
Multifamily	273,036	271,019	2,124,137	—	2,668,192
Commercial real estate owner occupied	179,296	699,711	263,853	78,345	1,221,205
Commercial real estate non-owner occupied	623,072	1,205,444	238,126	—	2,066,642
Construction	4,489	67,768	86,657	—	158,914
Total commercial loans	$3,253,915	$8,124,125	$4,006,659	$146,764	$15,531,463

Consumer loans:
Residential real estate	$805	$452	$9,260	$501,893	$512,410
Manufactured housing	376	3,440	16,679	2,956	23,451
Installment	69,080	525,858	213,133	47,053	855,124
Total consumer loans	$70,261	$529,750	$239,072	$551,902	$1,390,985

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates, excluding the effect of interest rate swaps designated as cash flow hedges of certain commercial and industrial loans, as of September 30, 2026:

(amounts in thousands)	Predetermined rates	Floating or adjustable rates	Total
Commercial loans:
Commercial and industrial	$1,382,343	$5,860,145	$7,242,488
Multifamily	235,814	2,159,342	2,395,156
Commercial real estate owner occupied	115,900	926,009	1,041,909
Commercial real estate non-owner occupied	878,990	564,580	1,443,570
Construction	12,008	142,417	154,425
Total commercial loans	$2,625,055	$9,652,493	$12,277,548

Consumer loans:
Residential real estate	$415,392	$96,213	$511,605
Manufactured housing	23,075	—	23,075
Installment	786,041	3	786,044
Total consumer loans	$1,224,508	$96,216	$1,320,724

Loans receivable, mortgage finance, at fair value

The mortgage finance product line primarily provides financing to mortgage companies nationwide from the time of origination of the underlying mortgage loans until the mortgage loans are sold into the secondary market. As a mortgage finance lender, Customers provides a form of financing to mortgage bankers by purchasing for resale the underlying residential mortgages on a short-term basis under a master repurchase agreement. These loans are reported as loans receivable, mortgage finance, at fair value on the consolidated balance sheets. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2026, all of Customers’ mortgage finance loans were current in terms of payment.

Customers is subject to the risks associated with such lending, including, but not limited to, the risks of fraud, bankruptcy and default of the mortgage banker or of the underlying residential borrower, any of which could result in credit losses. Customers’ mortgage finance lending team members monitor these mortgage originators by obtaining financial and other relevant information to reduce these risks during the lending period. Loans receivable, mortgage finance, at fair value totaled $1.4 billion and $1.6 billion at September 30, 2026 and December 31, 2025, respectively.
Loans receivable, installment, at fair value
Customers had a lending arrangement with a fintech company, which was acquired by a bank, whereby Customers originated consumer installment loans and held these loans prior to sale. These consumer installment loans were designated as loans held for sale and reported at fair value based on an election made to account for the loans at fair value. Customers transferred these consumer installment loans from held for sale to held for investment when the lending arrangement with this fintech company expired, and continue to be reported at fair value based on an election made to account for the loans at fair value. Because these loans are reported at their fair value, they do not have an ACL and are therefore excluded from ACL-related disclosures. At September 30, 2026, Customers had $1.3 million of consumer installment loans, at fair value, on non-accrual status.
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
The provision for credit losses on loans and leases was $20.7 million and $57.0 million for the three and nine months ended September 30, 2026, respectively. The provision for credit losses on loans and leases was $19.8 million and $59.7 million for the three and nine months ended September 30, 2025, respectively. The ACL maintained for loans and leases receivable (excluding loans held for sale, loans receivable, mortgage finance, at fair value, and loans receivable, installment, at fair value) was $172.1 million, or 1.02% of loans and leases receivable at September 30, 2026, and $155.7 million or 1.03% of loans and leases receivable at December 31, 2025.
The increase in the ACL from December 31, 2025 resulted primarily from an increase in loan balances and reserve build in the multifamily portfolio due to market specific conditions partially offset by slight improvements in the forecast of macroeconomic variables. Net charge-offs were $12.7 million for the three months ended September 30, 2026, a decrease of $2.7 million compared to the same period in 2025. The decrease in net charge-offs for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to lower charge-offs for non-owner occupied commercial real estate and consumer installment loans, partially offset by higher charge-offs for commercial and industrial loans. Net charge-offs were $40.5 million for the nine months ended September 30, 2026, a decrease of $5.1 million compared to the same period in 2025. The decrease in net charge-offs for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to lower charge-offs for non-owner occupied commercial real estate and consumer installment loans, partially offset by higher charge-offs for multifamily loans and commercial and industrial loans. Refer to the tables of changes in Customers’ ACL for annualized net-charge offs to average loans by loan type for the periods indicated.

The tables below present changes in Customers’ ACL for the periods indicated:

(amounts in thousands)	Commercial and industrial	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2026
Ending Balance, June 30, 2026	$40,158	$29,324	$10,226	$13,503	$2,803	$6,251	$3,244	$58,597	$164,106
Charge-offs	(5,645)	(569)	(50)	—	—	—	—	(9,303)	(15,567)
Recoveries	61	820	225	—	—	—	—	1,795	2,901
Provision (benefit) for credit losses on loans and leases	5,216	18,753	(5,950)	(3,346)	(1,170)	498	(751)	7,435	20,685
Ending Balance, September 30, 2026	$39,790	$48,328	$4,451	$10,157	$1,633	$6,749	$2,493	$58,524	$172,125
Nine Months Ended September 30, 2026
Ending Balance, December 31, 2025	$37,683	$19,333	$10,431	$18,928	$2,225	$6,499	$3,391	$57,166	$155,656
Charge-offs	(13,593)	(8,079)	(86)	—	—	(22)	—	(28,186)	(49,966)
Recoveries	2,785	820	598	—	—	2	—	5,261	9,466
Provision (benefit) for credit losses on loans and leases	12,915	36,254	(6,492)	(8,771)	(592)	270	(898)	24,283	56,969
Ending Balance, September 30, 2026	$39,790	$48,328	$4,451	$10,157	$1,633	$6,749	$2,493	$58,524	$172,125

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2026	(0.25)%	0.04%	0.06%	—%	—%	—%	—%	(3.48)%	(0.31)%
Nine Months Ended September 30, 2026	(0.17)%	(0.38)%	0.06%	—%	—%	(0.01)%	—%	(3.72)%	(0.35)%

(amounts in thousands)	Commercial and industrial	Multifamily	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Construction	Residential real estate	Manufactured housing	Installment	Total
Three Months Ended September 30, 2025
Ending Balance, June 30, 2025	$36,262	$20,864	$12,514	$20,679	$2,160	$6,331	$3,721	$44,887	$147,418
Charge-offs	(2,383)	—	(335)	(3,073)	—	(39)	—	(11,670)	(17,500)
Recoveries	203	—	—	—	—	14	—	1,912	2,129
Provision (benefit) for credit losses on loans and leases	313	(891)	(1,188)	2,178	(182)	39	(213)	19,706	19,762
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809
Nine Months Ended September 30, 2025
Ending Balance, December 31, 2024	$29,379	$18,511	$10,755	$17,405	$1,250	$5,968	$3,829	$49,678	$136,775
Allowance for credit losses on PCD loans, net of charge-offs (1)	1,000	—	—	—	—	—	—	—	1,000
Charge-offs	(12,886)	(3,834)	(771)	(3,073)	—	(40)	—	(34,821)	(55,425)
Recoveries	3,604	—	9	—	6	19	—	6,157	9,795
Provision (benefit) for credit losses on loans and leases	13,298	5,296	998	5,452	722	398	(321)	33,821	59,664
Ending Balance, September 30, 2025	$34,395	$19,973	$10,991	$19,784	$1,978	$6,345	$3,508	$54,835	$151,809

Annualized Net Charge-offs to Average Loans and Leases
Three Months Ended September 30, 2025	(0.11)%	—%	(0.13)%	(0.80)%	—%	(0.02)%	—%	(4.27)%	(0.43)%
Nine Months Ended September 30, 2025	(0.17)%	(0.22)%	(0.09)%	(0.28)%	0.01%	(0.01)%	—%	(4.49)%	(0.45)%

(1)Represents $1.0 million of allowance for credit losses on PCD loans recognized upon acquisition of commercial and industrial loans during the nine months ended September 30, 2025.
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

Asset Quality
Customers classifies the loan and lease receivables by product or other characteristic generally defining a shared characteristic with other loans or leases in the same group. Charge-offs from originated and acquired loans and leases held for investment are absorbed by the ACL. The schedule that follows includes both loans held for sale and loans held for investment:
Asset Quality at September 30, 2026

(dollars in thousands)	Total Loans and Leases	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-accrual/NPL (a)	OREO and Repossessed Assets (b)	NPA (1) (a)+(b)	NPL to Loan and Lease Type (%)	NPA to Loans and Leases + OREO and Repossessed Assets (%)
Loan and Lease Type
Commercial and industrial	$9,416,510	$9,375,545	$11,652	$3,806	$25,507	$12,324	$37,831	0.27%	0.40%
Multifamily	2,668,192	2,658,832	—	—	9,360	—	9,360	0.35%	0.35%
Commercial real estate owner occupied	1,221,205	1,188,769	26,886	—	5,550	—	5,550	0.45%	0.45%
Commercial real estate non-owner occupied	2,066,642	2,049,918	16,589	—	135	—	135	0.01%	0.01%
Construction	158,914	158,914	—	—	—	—	—	—%	—%
Total commercial loans and leases receivable	15,531,463	15,431,978	55,127	3,806	40,552	12,324	52,876	0.26%	0.34%
Residential	512,410	495,778	10,454	—	6,178	244	6,422	1.21%	1.25%
Manufactured housing	23,451	21,567	723	146	1,015	40	1,055	4.33%	4.49%
Installment	855,124	839,759	11,147	—	4,218	—	4,218	0.49%	0.49%
Total consumer loans receivable	1,390,985	1,357,104	22,324	146	11,411	284	11,695	0.82%	0.84%
Loans and leases receivable	16,922,448	16,789,082	77,451	3,952	51,963	12,608	64,571	0.31%	0.38%
Loans receivable, mortgage finance, at fair value	1,400,573	1,400,573	—	—	—	—	—	—%	—%
Loans receivable, installment, at fair value	78,807	75,928	1,553	—	1,326	—	1,326	1.68%	1.68%
Total loans held for sale	109,509	108,360	999	—	150	—	150	0.14%	0.14%
Total portfolio	$18,511,337	$18,373,943	$80,003	$3,952	$53,439	$12,608	$66,047	0.29%	0.36%
Asset Quality at September 30, 2026 (continued)

(dollars in thousands)	Total Loans and Leases	Non-accrual / NPL	ACL	Reserves to Loans and Leases (%)	Reserves to NPLs (%)
Loan and Lease Type
Commercial and industrial	$9,416,510	$25,507	$39,790	0.42%	156.00%
Multifamily	2,668,192	9,360	48,328	1.81%	516.32%
Commercial real estate owner occupied	1,221,205	5,550	4,451	0.36%	80.20%
Commercial real estate non-owner occupied	2,066,642	135	10,157	0.49%	7,523.70%
Construction	158,914	—	1,633	1.03%	—%
Total commercial loans and leases receivable	15,531,463	40,552	104,359	0.67%	257.35%
Residential	512,410	6,178	6,749	1.32%	109.24%
Manufactured housing	23,451	1,015	2,493	10.63%	245.62%
Installment	855,124	4,218	58,524	6.84%	1,387.48%
Total consumer loans receivable	1,390,985	11,411	67,766	4.87%	593.87%
Loans and leases receivable	16,922,448	51,963	172,125	1.02%	331.25%
Loans receivable, mortgage finance, at fair value	1,400,573	—	—	—%	—%
Loans receivable, installment, at fair value	78,807	1,326	—	—%	—%
Total loans held for sale	109,509	150	—	—%	—%
Total portfolio	$18,511,337	$53,439	$172,125	0.93%	322.10%
(1)    Excludes non-performing investment securities, at fair value of $13.0 million with ACL of $25.9 million at September 30, 2026.

The total loan and lease portfolio was $18.5 billion at September 30, 2026 compared to $16.8 billion at December 31, 2025, and $53.4 million, or 0.29% of loans and leases, were non-performing at September 30, 2026 compared to $43.7 million, or 0.26% of loans and leases, at December 31, 2025. The total loan and lease portfolio was supported by an ACL of $172.1 million (322.10% of NPLs and 0.93% of total loans and leases) and $155.7 million (356.29% of NPLs and 0.93% of total loans and leases), at September 30, 2026 and December 31, 2025, respectively.
The tables below set forth non-accrual loans, NPAs and asset quality ratios:

(amounts in thousands)	September 30, 2026	December 31, 2025
Loans 90+ days delinquent still accruing	$3,952	$4,029

Non-accrual loans	$53,439	$43,688
OREO and repossessed assets	12,608	12,472
Investment securities, at fair value	12,986	16,184
Total non-performing assets	$79,033	$72,344

	September 30, 2026	December 31, 2025
Non-accrual loans to loans and leases receivable (1)	0.31%	0.27%
Non-accrual loans to total loans and leases portfolio	0.29%	0.26%
Non-performing assets to total assets (2)	0.29%	0.29%
Non-accrual loans and loans 90+ days delinquent to total assets	0.21%	0.19%
Allowance for credit losses on loans and leases to:
Loans and leases receivable	1.02%	1.03%
Non-accrual loans	322.10%	356.29%
(1)    Excludes loans held for sale, loans receivable, mortgage finance, at fair value and loans receivable, installment, at fair value.
(2)    Includes non-performing investment securities, at fair value of $13.0 million with ACL of $25.9 million at September 30, 2026 and fair value of $16.2 million with ACL of $18.8 million at December 31, 2025, respectively.
The asset quality ratios related to NPAs, including non-performing investment securities, at fair value, and non-accrual loans remained low at September 30, 2026 as compared to December 31, 2025. Refer to Credit Risk above for information about the increase in ACL affecting the related asset quality ratios at September 30, 2026 as compared to December 31, 2025.
DEPOSITS
Customers offers a variety of deposit accounts, including checking, savings, MMDA, and time deposits. Deposits are primarily obtained from Customers’ geographic service area and nationwide through our single point of contact relationship managers, our branchless digital banking products, deposit brokers, listing services and other relationships.
The components of deposits were as follows at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Demand, non-interest bearing	$7,209,138	$6,303,748	$905,390	14.4%
Demand, interest bearing	5,104,467	5,049,151	55,316	1.1%
Savings, including MMDA	6,594,183	6,129,837	464,346	7.6%
Non-time deposits	18,907,788	17,482,736	1,425,052	8.2%
Time deposits	3,656,045	3,295,968	360,077	10.9%
Total deposits	$22,563,833	$20,778,704	$1,785,129	8.6%

Total deposits were $22.6 billion at September 30, 2026, an increase of $1.8 billion, or 8.6%, from $20.8 billion at December 31, 2025. The increase in total deposits was primarily due to increases in non-interest bearing demand deposits of $905.4 million, or 14.4%, to $7.2 billion at September 30, 2026 from $6.3 billion at December 31, 2025, savings, including MMDA of $464.3 million, or 7.6%, to $6.6 billion at September 30, 2026, from $6.1 billion at December 31, 2025, time deposits of $360.1 million, or 10.9%, to $3.7 billion at September 30, 2026, from $3.3 billion at December 31, 2025 and interest bearing demand deposits of $55.3 million, or 1.1%, to $5.1 billion at September 30, 2026, from $5.0 billion at December 31, 2025.
At September 30, 2026 and December 31, 2025, the Bank had $1.9 billion and $1.8 billion in deposits, respectively, to which it had pledged $2.0 billion and $1.8 billion of available borrowing capacity through the FHLB to the depositors through a standby letter of credit arrangement, respectively.
The total amount of estimated uninsured deposits was $9.8 billion and $8.6 billion at September 30, 2026 and December 31, 2025, respectively. Time deposits greater than the FDIC limit of $250,000 totaled $1.2 billion at September 30, 2026 and December 31, 2025. At September 30, 2026, the scheduled maturities of uninsured time deposits were as follows:

(amounts in thousands)	September 30, 2026
3 months or less	$338,861
Over 3 through 6 months	426,768
Over 6 through 12 months	335,090
Over 12 months	118,898
Total	$1,219,617
Average deposit balances by type and the associated average rate paid are summarized below:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,529,941	0.00%	$6,362,360	0.00%
Demand, interest-bearing	5,296,900	3.25%	4,983,168	3.83%
Savings, including MMDA	6,624,104	3.46%	5,846,098	3.92%
Time deposits	3,684,179	4.13%	3,108,831	4.62%
Total	$22,135,124	2.50%	$20,300,457	2.77%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest bearing	$6,369,545	0.00%	$5,891,249	0.00%
Demand, interest-bearing	5,123,095	3.25%	5,090,947	3.81%
Savings, including MMDA	6,275,001	3.45%	5,450,663	3.91%
Time deposits	3,527,369	4.16%	2,905,047	4.73%
Total	$21,295,010	2.49%	$19,337,906	2.82%

FHLB ADVANCES AND OTHER BORROWINGS
Borrowed funds from various sources are generally used to supplement deposit growth and meet other operating needs. Customers’ borrowings include short-term and long-term advances from the FHLB, FRB, federal funds purchased, senior unsecured notes and subordinated debt. Subordinated debt is also considered as Tier 2 capital for certain regulatory calculations.
Short-term debt
Short-term debt at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
FHLB advances	$250,000	4.16%	$—	—%
Total short-term debt	$250,000		$—
Long-term debt
FHLB and FRB Advances
Long-term FHLB and FRB advances at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amount		Rate		Amount		Rate
FHLB advances (1)	$1,887,182	(2)	4.24%	(3)	$1,325,068	(2)	4.04%	(3)
Total long-term FHLB and FRB advances	$1,887,182				$1,325,068
(1)    Amounts reported in the above table include fixed rate long-term advances from FHLB of $450.0 million with maturities ranging from June 2027 to March 2028, and variable rate long-term advances from FHLB of $1.4 billion with maturities ranging from October 2029 to September 2031 with a returnable option that can be repaid without penalty on certain predetermined dates at Customers Bank’s option, at September 30, 2026.
(2)    Includes $(2.8) million and $5.1 million of unamortized basis adjustments from interest rate swaps designated as fair value hedges of long-term advances from FHLB at September 30, 2026 and December 31, 2025, respectively. Refer to “NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” to Customers’ unaudited consolidated financial statements for additional information.
(3)    Excludes the effect of interest rate swaps designated as fair value hedges of long-term advances from FHLB.
The maximum borrowing capacity with the FHLB and FRB at September 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Total maximum borrowing capacity with the FHLB	$6,128,629	$4,639,436
Total maximum borrowing capacity with the FRB	5,807,565	4,742,290
Qualifying loans and securities serving as collateral against FHLB and FRB	14,046,009	11,200,653

Senior Notes and Subordinated Debt
Long-term senior notes and subordinated debt at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)		Carrying Amount
Issued by	Ranking	September 30, 2026	December 31, 2025	Rate	Issued Amount	Date Issued	Maturity	Price
Customers Bancorp	Senior (1)	$99,313	$99,208	2.875%	$100,000	August 2021	August 2031	100.000%
Total other borrowings		$99,313	$99,208

Customers Bancorp	Subordinated (2)(3)	$98,602	$98,359	6.875%	$100,000	December 2025	January 2036	100.000%
Customers Bancorp	Subordinated (2)(4)	73,265	73,129	5.375%	$74,750	December 2019	December 2034	100.000%
Customers Bank	Subordinated (2)(5)	—	109,659	6.125%	110,000	June 2014	June 2029	100.000%
Total subordinated debt		$171,867	$281,147
(1)The senior notes had an annual fixed rate of 2.875% until August 15, 2026. From August 15, 2026 until maturity, the notes bear an annual interest rate equal to a benchmark rate, which is the three-month term SOFR, plus 235 basis points. Customers Bancorp has the ability to call the senior notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after August 15, 2026.
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
SHAREHOLDERS’ EQUITY
The components of shareholders’ equity were as follows at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Common stock	$36,544	$36,189	$355	1.0%
Additional paid in capital	675,689	666,756	8,933	1.3%
Retained earnings	1,754,790	1,535,194	219,596	14.3%
Accumulated other comprehensive income (loss), net	(118,011)	(54,050)	(63,961)	118.3%
Treasury stock	(156,312)	(68,572)	(87,740)	128.0%
Total shareholders’ equity	$2,192,700	$2,115,517	$77,183	3.6%
Shareholders’ equity increased $77.2 million, or 3.6%, to $2.2 billion at September 30, 2026 when compared to shareholders’ equity of $2.1 billion at December 31, 2025. The increase primarily resulted from an increase of $219.6 million in retained earnings, partially offset by an increase in treasury stock of $87.7 million and a decrease in accumulated other comprehensive income (loss), net of $64.0 million.
The increases in common stock and additional paid in capital primarily resulted from the issuance of common stock under share-based compensation arrangements for the nine months ended September 30, 2026.
The increase in retained earnings resulted from net income of $219.6 million for the nine months ended September 30, 2026.
The decrease in accumulated other comprehensive income (loss), net primarily resulted from increases of $64.1 million in unrealized losses on AFS debt securities due to changes in market interest rates and credit spreads and income tax effect of $16.8 million and $26.4 million in unrealized losses on derivatives designated as cash flow hedges and income tax effect of $7.0 million during the nine months ended September 30, 2026.

The increase in treasury stock primarily resulted from repurchases of 1,206,650 shares of its common stock for $87.7 million under the 2026 Share Repurchase Program for the nine months ended September 30, 2026. Refer to “NOTE 11 – SHAREHOLDERS’ EQUITY” to Customers’ unaudited consolidated financial statements for additional information.
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
Customers recognized a benefit to provision for credit losses on unfunded lending-related commitments of $7.2 million and $6.2 million during the three and nine months ended September 30, 2026, respectively, resulting in an ACL of $2.8 million as of September 30, 2026. Customers had an ACL on unfunded lending-related commitments of $9.0 million as of December 31, 2025.
Customers’ contractual obligations and other commitments representing required and potential cash outflows include operating leases, demand deposits, time deposits, federal funds purchased, short-term and long-term advances from FHLB, unsecured senior notes, subordinated debt, loan and other commitments as of September 30, 2026. Refer to “NOTE 8 – LEASES”, “NOTE 9 – DEPOSITS”, “NOTE 10 – BORROWINGS” and “NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK” to Customers’ unaudited consolidated financial statements for additional information.
At September 30, 2026, Customers had $3.6 billion of cash on hand and $4.2 billion of investment securities. Customers’ investment portfolio, including debt securities available for sale and held to maturity provides periodic cash flows through regular maturities and amortization and can be used as collateral to secure additional funding. We maintain a strong liquidity position, with $11.4 billion of liquidity immediately available consisting of cash on hand and available borrowing capacity from the FHLB and the FRB, which covered approximately 117% of uninsured deposits and approximately 151% of uninsured deposits less collateralized and affiliate deposits at September 30, 2026. Our loan to deposit ratio was 82% at September 30, 2026. Customers’ principal sources of funds are deposits, borrowings, principal and interest payments on loans and leases, other funds from operations, and proceeds from common and preferred stock issuances. Borrowing arrangements are maintained with the FHLB and the FRB to meet short-term liquidity needs. Longer-term borrowing arrangements are also maintained with the FHLB and the FRB. As of September 30, 2026, Customers’ borrowing capacity with the FHLB was $6.1 billion, of which $2.1 billion was utilized in borrowings and $2.0 billion of available capacity was utilized to collateralize deposits. As of December 31, 2025, Customers’ borrowing capacity with the FHLB was $4.6 billion, of which $1.3 billion was utilized in borrowings and $1.8 billion of available capacity was utilized to collateralize deposits. As of September 30, 2026 and December 31, 2025, Customers’ borrowing capacity with the FRB was $5.8 billion and $5.3 billion, respectively. None of this capacity was utilized as of September 30, 2026 and December 31, 2025.
The table below summarizes Customers’ cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net cash provided by (used in) operating activities	$198,942	$373,189	$(174,247)	(46.7)%
Net cash provided by (used in) investing activities	(3,436,005)	(1,644,863)	(1,791,142)	108.9%
Net cash provided by (used in) financing activities	2,450,565	1,671,382	779,183	46.6%
Net increase (decrease) in cash and cash equivalents	$(786,498)	$399,708	$(1,186,206)	(296.8)%

Cash flows provided by (used in) operating activities
Cash provided by operating activities of $198.9 million for the nine months ended September 30, 2026 resulted from proceeds from sales and repayments of loans held for sale of $458.5 million, net income of $219.6 million and net non-cash operating adjustments of $96.9 million, partially offset by origination and purchases of loans held for sale of $436.0 million, an increase in accrued interest receivable and other assets of $91.0 million and a decrease in accrued interest payable and other liabilities of $49.1 million.
Cash provided by operating activities of $373.2 million for the nine months ended September 30, 2025 resulted from proceeds from sales and repayments of loans held for sale of $672.2 million, net income of $149.6 million, net non-cash operating adjustments of $114.5 million, an increase in accrued interest payable and other liabilities of $36.5 million and a decrease in accrued interest receivable and other assets of $6.5 million, partially offset by origination and purchases of loans held for sale of $606.2 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities of $3.4 billion for the nine months ended September 30, 2026 primarily resulted from purchases of investment securities available for sale of $2.2 billion, net increase in loans and leases, excluding mortgage finance loans of $1.7 billion, purchases of loans of $388.4 million, purchases of leased assets under lessor operating leases of $54.2 million and net purchases of FHLB, Federal Reserve Bank, and other restricted stock of $37.8 million, partially offset by proceeds from maturities, calls, and principal repayments of investment securities available for sale of $411.9 million and held to maturity of $146.4 million, net proceeds from repayments of mortgage finance loans of $229.7 million, proceeds from sales of investment securities available for sale of $105.5 million and proceeds from sales of loans and leases of $134.2 million.
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
Cash flows provided by (used in) financing activities
Cash provided by financing activities of $2.5 billion for the nine months ended September 30, 2026 primarily resulted from net increase in deposits of $1.8 billion, proceeds from long-term borrowed funds from the FHLB and the FRB of $1.7 billion and net increase in short-term borrowed funds from FHLB of $250.0 million, partially offset by repayments of long-term borrowed funds from the FHLB and the FRB of $1.1 billion, repayments of the Bank subordinated long-term debt of $110.0 million and purchases of treasury stock of $87.7 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Bancorp to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, Tier 1, and total capital to risk-weighted assets, and Tier 1 capital to average assets (as defined in the regulations). At September 30, 2026 and December 31, 2025, the Bank and the Bancorp met all capital adequacy requirements to which they were subject.

Generally, to comply with the regulatory definition of adequately capitalized, or well capitalized, respectively, or to comply with the Basel III capital requirements, an institution must at least maintain the common equity Tier 1, Tier 1, and total risk-based capital ratios and the Tier 1 leverage ratio in excess of the related minimum ratios set forth in the following table:

			Minimum Capital Levels to be Classified as:
	Actual		Adequately Capitalized		Well Capitalized		Basel III Compliant
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,304,659	12.623%	$821,624	4.500%	N/A	N/A	$1,278,081	7.000%
Customers Bank	$2,443,440	13.403%	$820,353	4.500%	$1,184,954	6.500%	$1,276,104	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,304,659	12.623%	$1,095,498	6.000%	N/A	N/A	$1,551,956	8.500%
Customers Bank	$2,443,440	13.403%	$1,093,804	6.000%	$1,458,405	8.000%	$1,549,555	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,646,910	14.497%	$1,460,664	8.000%	N/A	N/A	$1,917,122	10.500%
Customers Bank	$2,613,824	14.338%	$1,458,405	8.000%	$1,823,006	10.000%	$1,914,157	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,304,659	8.578%	$1,074,720	4.000%	N/A	N/A	$1,074,720	4.000%
Customers Bank	$2,443,440	9.103%	$1,073,747	4.000%	$1,342,184	5.000%	$1,073,747	4.000%
As of December 31, 2025:
Common equity Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$749,547	4.500%	N/A	N/A	$1,165,962	7.000%
Customers Bank	$2,203,933	13.252%	$748,412	4.500%	$1,081,040	6.500%	$1,164,197	7.000%
Tier 1 capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,164,010	12.992%	$999,396	6.000%	N/A	N/A	$1,415,811	8.500%
Customers Bank	$2,203,933	13.252%	$997,883	6.000%	$1,330,510	8.000%	$1,413,667	8.500%
Total capital (to risk-weighted assets)
Customers Bancorp, Inc.	$2,563,309	15.389%	$1,332,528	8.000%	N/A	N/A	$1,748,943	10.500%
Customers Bank	$2,431,744	14.621%	$1,330,510	8.000%	$1,663,138	10.000%	$1,746,295	10.500%
Tier 1 capital (to average assets)
Customers Bancorp, Inc.	$2,164,010	8.724%	$992,221	4.000%	N/A	N/A	$992,221	4.000%
Customers Bank	$2,203,933	8.895%	$991,061	4.000%	$1,238,827	5.000%	$991,061	4.000%
The Basel III Capital Rules require that we maintain a 2.500% capital conservation buffer with respect to each of common equity Tier 1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. As of September 30, 2026, the Bank and the Bancorp were in compliance with the Basel III requirements.
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
Through the use of income scenario modeling, Customers has estimated the net interest income for the twelve months ending September 30, 2027 and December 31, 2026, based upon the assets, liabilities and off-balance sheet financial instruments including derivatives in existence at September 30, 2026 and December 31, 2025.
Customers has also estimated changes to that projected twelve-month net interest income based upon implied forward interest rates rising or falling immediately (“rate shocks”). For upward rate shocks modeling a rising rate environment at September 30, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2026 and December 31, 2025, Customers used a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. The following table reflects the estimated percentage change in projected twelve-month net interest income under the rate shocks versus the base projected net interest income for the twelve months ending September 30, 2027 and December 31, 2026, resulting from changes in interest rates:
Net change in net interest income

	% change from base
Rate Shocks	September 30, 2026	December 31, 2025
Up 3%	3.6%	4.4%
Up 2%	2.1%	3.0%
Up 1%	0.4%	1.3%
Down 1%	(1.7)%	(0.8)%
Down 2%	(3.9)%	(2.7)%
Down 3%	(5.9)%	(4.4)%

EVE considers a longer-term horizon and estimates the hypothetical discounted net present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure sensitivity of EVE in relation to a constant rate environment using implied forward interest rates. For upward rate shocks modeling a rising rate environment at September 30, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately increased by 100, 200, and 300 basis points. For downward rate shocks modeling a falling rate environment at September 30, 2026 and December 31, 2025, current market interest rates were shocked by a parallel and sustained shift in interest rates, in which the base market interest rate forecast was immediately decreased by 100, 200 and 300 basis points. This method of measurement primarily evaluates the longer term repricing risks and embedded options in Customers Bank’s balance sheet. The following table reflects the estimated change in EVE at September 30, 2026 and December 31, 2025, resulting from shocks to interest rates:

	% change from base
Rate Shocks	September 30, 2026	December 31, 2025
Up 3%	(16.9)%	(9.5)%
Up 2%	(11.0)%	(5.8)%
Up 1%	(5.3)%	(2.4)%
Down 1%	4.4%	2.4%
Down 2%	8.3%	5.7%
Down 3%	12.3%	10.1%
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
Item 4. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Customers Bancorp carried out an evaluation, under the supervision and with the participation of Customers Bancorp’s management, including Customers Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Customers Bancorp’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Customers Bancorp’s disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2026, there have been no changes in Customers Bancorp’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Customers Bancorp’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 11, 2026, the Board of Directors of Customers Bancorp authorized a new common stock repurchase program, the 2026 Share Repurchase Program, to repurchase up to $100.0 million of the Company’s common stock. The term of the 2026 Share Repurchase Program will extend for one year from February 12, 2026, unless earlier terminated. Purchases of shares under the 2026 Share Repurchase Program may be executed through open market purchases, privately negotiated transactions, through the use of Rule 10b5-1 plans, or otherwise. The exact number of shares, timing for such purchases, and the price and terms at and on which such purchases are to be made will be at the discretion of the Company and will comply with all applicable regulatory limitations. The shares of the Company’s common stock repurchased during the three months ended September 30, 2026 pursuant to the 2026 Share Repurchase Program were as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - July 31, 2026	—	$—	—	$50,235,405
August 1 - August 31, 2026	40,000	79.05	40,000	47,073,235
September 1 - September 30, 2026	452,178	78.20	452,178	12,404,871
Total	492,178	$78.27	492,178	$12,404,871
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the third quarter of 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements from the Customers’ Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2026, formatted in Inline XBRL include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Customers Bancorp, Inc.

November 6, 2026	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	President and Chief Executive Officer (Principal Executive Officer)

November 6, 2026	By:	/s/ Mark R. McCollom
	Name:	Mark R. McCollom
	Title:	Chief Financial Officer (Principal Financial Officer)